Form 10-Q
period 1996-03-30
MICRO COMPONENT TECHNOLOGY INC
filed 1996-04-30
CIK 911149

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 30, 1996

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to ___________

                           Commission File No. 0-22384

                        MICRO COMPONENT TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                      41-0985960
  ---------------------------------             ------------------------------
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                     Identification No.)

             3850 North Victoria Street, Saint Paul, Minnesota 55126
   --------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (612) 482-5100
                      ------------------------------------
                         (Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes ___X___     No _______

The number of shares outstanding of the Registrant's Common Stock, as of April 15, 1996, was 6,998,670.

                               Page 1 of 14 pages
                            Exhibit index on page 12


                        MICRO COMPONENT TECHNOLOGY, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

   ITEM 1.   FINANCIAL STATEMENTS:

            CONSOLIDATED BALANCE SHEETS                                 3

            CONSOLIDATED STATEMENTS OF OPERATIONS                       4

            CONSOLIDATED STATEMENTS OF CASH FLOWS                       5

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  6

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS               7


PART II.  OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS                                          10

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                           10

   SIGNATURES                                                          11

   EXHIBIT INDEX                                                       12



                        MICRO COMPONENT TECHNOLOGY, INC.
                                    FORM 10-Q
                          ITEM 1. FINANCIAL INFORMATION
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                 Mar. 30,    June 24,
                             ASSETS                                1996        1995
- -------------------------------------------------------          --------    --------
                                                               (Unaudited)   (Audited)
Current assets:
Cash                                                             $  7,482    $  1,156
Notes and accounts receivable, less allowance
   for doubtful accounts of $270 (Mar. 1996) and
   $100 (June 1995)                                                 5,760       4,039
Inventories
   Raw Materials                                                    1,143       1,895
   Work in process                                                    524         590
   Finished goods                                                   1,442         547
                                                                 --------    --------
Total Inventories                                                   3,109       3,032
Prepaid Lease                                                          80         798
Other                                                                 464         687
                                                                 --------    --------
Total current assets                                               16,895       9,712
                                                                 --------    --------
Property, plant and equipment                                       6,625       7,115
   Less accumulated depreciation                                    5,648       6,330
                                                                 --------    --------
Property, plant and equipment, net                                    977         785
Other assets                                                           76          58
Net assets of discontinued operations                                  --         977
                                                                 --------    --------
Total assets                                                     $ 17,948    $ 11,532
                                                                 ========    ========

              LIABILITIES AND STOCKHOLDERS' EQUITY
- -----------------------------------------------------------------

Current Liabilities
   Current obligations under debt facilities and financing
   obligations                                                   $    341    $    363
   Accounts payable                                                 1,221       1,791
   Unearned service revenue                                            19         921
   Other accrued liabilities                                        2,231       2,623
   Shareholder's lawsuit                                               --       1,175
                                                                 --------    --------
      Total current liabilities                                     3,812       6,873
Long-term debt and financing obligations                               84          41

Stockholder's Equity:
   Common Stock
      Common, $.01 par value, 20,000,000 authorized, 7,174,744
        and 5,126,142 issued, respectively                             70          50
      Redeemable convertible preferred stock,
        $.01 par value, 1,000,000
        authorized, 315,789 issued                                  1,500       1,500
      Additional paid-in capital                                   43,438      37,251
      Cumulative translation adjustment                               (82)        279
      Accumulated deficit                                         (26,566)    (30,154)
      Treasury stock 176,074 shares of Common Stock at cost        (4,308)     (4,308)
                                                                 --------    --------
         Total stockholders' equity                                14,052       4,618
                                                                 --------    --------
         Total liabilities and stockholders' equity              $ 17,948    $ 11,532
                                                                 ========    ========


                 See Notes to Consolidated Financial Statements


                        MICRO COMPONENT TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                           Three Months Ended      Nine Months Ended
                                          --------------------    --------------------
                                          Mar. 30,    Mar. 25,    Mar. 30,    Mar. 25,
                                            1996        1995        1996        1995
                                          --------    --------    --------    --------
Net Sales                                 $  5,756    $  6,128    $ 18,130    $ 17,884

Cost of sales                                2,389       3,580       7,532      10,338
                                          --------    --------    --------    --------

Gross profit                                 3,367       2,548      10,598       7,546

Operating expenses
   Selling, general and
   administrative                            1,893       2,078       5,872       9,547
     Research and development                1,441         707       3,206       3,196
   Unusual and non-recurring items              --          --      (1,524)     (6,178)
                                          --------    --------    --------    --------

Total operating expenses                     3,334       2,785       7,554       6,565
                                          --------    --------    --------    --------

Income from operations                          33        (237)      3,044         981

Interest expense, net                          (80)         23        (144)        274
                                          --------    --------    --------    --------

Income before income taxes                     113        (260)      3,188         707

Income tax provision                             4          17          76         109
                                          --------    --------    --------    --------

Net income (loss) from continuing
   operations                                  109        (277)      3,112         598

Discontinued operations                         --        (582)       (474)        286
                                          --------    --------    --------    --------

Net income before extraordinary item           109         305       3,586         312

Extraordinary income                            --          --          --       1,005
                                          --------    --------    --------    --------

Net income attributable to Common Stock   $    109    $    305    $  3,586    $  1,317
                                          ========    ========    ========    ========

Earnings (loss) per share from
   continuing operations                  $    .01    $   (.05)   $    .44    $    .11

Earnings (loss) per share from
   discontinued operations                      --         .11         .06        (.05)
                                          --------    --------    --------    --------

Earnings per share before
   extraordinary item                          .01         .06         .50         .06

Earnings per share - extraordinary item         --          --          --         .18
                                          --------    --------    --------    --------

Earnings per common  share                $    .01    $    .06    $    .50    $    .24
                                          ========    ========    ========    ========


                 See Notes to consolidated financial statements



                        MICRO COMPONENT TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                             Nine Months Ended
                                                            Mar. 30,   Mar. 25,
                                                             1996       1995
                                                            -------    -------
Cash flows from operating activities:
  Net income (loss)                                         $ 3,586    $ 1,317
  Adjustments to reconcile net income (loss) to
    net cash used by operating activities
      Depreciation and amortization                             310        791
      Deferred service revenue                                   --        (34)
      Unusual and non-recurring items                        (1,524)    (6,178)
      Gain on extinguishment of debt                             --     (1,026)
      Proceeds from SymTek settlement                            --      1,325
      Other, net                                                  5       (391)
      Changes in assets and liabilities:
        Accounts receivable                                  (1,871)     1,209
        Inventories                                             (77)     4,668
        Other current assets                                    908     (2,247)
        Accounts payable                                       (570)    (5,392)
        Other accrued liabilities                            (1,369)       553
        Net assets of discontinued operations                   977       (863)
                                                            -------    -------
  Total adjustments                                          (3,211)    (7,585)
                                                            -------    -------

  Net cash provided (used) by operating activities              375     (6,268)
                                                            -------    -------

Cash flows from investing activities
  Net proceeds from sale of property, plant and equipment        19        292
  Additions to property, plant and equipment                   (509)       (31)
  Net proceeds from sale of product line                      1,524      9,529
  Net proceeds from discontinued operations                     150         --
                                                            -------    -------
  Net cash provided by investing activities                   1,184      9,790
                                                            -------    -------

Cash flows from financing activities:
  Borrowings under bank agreements                                0      3,089
  Proceeds from long-term debt                                   98         --
  Payments of long-term debt                                    (77)    (7,741)
  Proceeds from issuance of stock                             5,107      1,500
                                                            -------    -------

   Net cash provided (used) by financing activities           5,128     (3,152)
                                                            -------    -------

Effects of exchange rate changes                               (361)      (278)

Net increase in cash                                          6,326         92
                                                            -------    -------

Cash at beginning of period                                   1,156        845
                                                            -------    -------
Cash at end of period                                       $ 7,482    $   937
                                                            =======    =======


                 See Notes to consolidated financial statements



                        MICRO COMPONENT TECHNOLOGY, INC.
                                    FORM 10-Q
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.    INTERIM FINANCIAL STATEMENTS

      The accompanying unaudited, condensed, consolidated financial statements as of and for the three and nine month periods ended March 30, 1996 and March 25, 1995 have been prepared in accordance with the instructions for SEC Form 10-Q and, accordingly, do not include all disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.

      Interim unaudited financial results should be read in conjunction with the audited financial statements included in the SEC Annual Report, Form 10-K, for the fiscal year ended June 24, 1995.

      The results of operations for the three and nine months ended March 30, 1996 are not necessarily indicative of the operating results to be expected for the full year.

2.    RECLASSIFICATION

      In the Company's Form 10-Q for the three months ended September 30, 1995, the Company's reserve for shareholder litigation of $1,100,000 was classified as a current liability. This amount was reclassified to long-term liabilities in the financial statements for the three months ended September 30, 1995 included in a subsequent S-1 filing. This reclassification was based on the settlement agreement, which allowed the Company to satisfy the obligation with cash or common stock until the date of final approval by the Federal District Court which occurred on September 15, 1995. After that date, the Company was required to use only common stock. During the second quarter this liability was satisfied through the issuance of the company's common stock in accordance with the settlement agreement. This reclassification had no impact on the results of operations for the three months ended September 30, 1995.

3.    UNUSUAL AND NON-RECURRING ITEMS

      In December 1995, the Company received approximately $1.5 million from the resolution of disputes concerning the $2 million escrow fund created to cover certain contingencies in connection with the November 1994 sale of the 1149 tester product line to Megatest Corporation. Under the terms of the settlement, all disputes between the parties have been resolved.



                        MICRO COMPONENT TECHNOLOGY, INC.
                                    FORM 10-Q
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

In August of 1995, the Company completed a private placement offering of 1,500,000 shares of Common Stock resulting in net proceeds of $4.6 million from several accredited investors. The proceeds from the private placement are being used for working capital purposes.

In December of 1995, the Company received $1.5 million in settlement of the escrow agreement established with Megatest Corporation in connection with the sale of the 1149 tester product line which occurred in November of 1994. These funds are also being used for working capital purposes.

In February of 1996, the Company received $500,000 from Hambrecht & Quist Guaranty Finance ("HQGF") pursuant to its exercise of stock purchase warrants for 160,000 shares of the Company's common stock. HQGF had earned these warrants under a previous financing agreement it had entered into with the Company. The Company is using these funds for working capital purposes.

During the nine months ended March 30, 1996, the Company generated $.4 million of cash from its operating activities. Capital expenditures for the first nine months were $509,000. During the first nine months of last year, the Company used $6.3 million of cash in its operating activities, and paid down $7.7 million of long-term debt funded by an increase to its revolving credit line borrowings and the sale of the 1149 tester product line.

Current assets at March 30, 1996 were $16.9 million, or $7.2 million higher than the amount of current assets of $9.7 million at June 24, 1995. This increase is principally due to an increase in cash of $6.3 million and an increase of $1.7 million in accounts receivable, offset by amortization of the Company's prepaid lease costs.

Current liabilities at March 30, 1996 were $3.8 million, a decrease of $3.1 million from the amount of current liabilities of $6.9 million at June 24, 1995. Settlement of the shareholders' lawsuit by the issuance of 200,000 shares of common stock utilized the $1.2 million reserve that existed at June 24, 1995. The remaining decrease is due to reductions of accrued liabilities, accounts payable and amortization of unearned service revenue.

Working capital is positive at the end of the third quarter at $13.1 million, an increase of $10.2 million since June 24, 1995. The increase is primarily due to the cash proceeds from the private placement and the funds received from the escrow settlement.

Effective January 30, 1996, the Company registered 1,710,000 shares of common stock for sale by stockholders. The selling stockholders include the investors who purchased 1.5 million shares from the company in a private placement during August of 1995, HQGF, and two others.



RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 30, 1996

Net sales for the third quarter ended March 30, 1996 were $5.8 million, a $.4 million or 6.1% decrease from $6.1 million for the same period one year ago. The prior year's quarter included $1.7 million of residual 1149 tester product line revenue which the Company had previously sold. Offsetting this decrease in the current quarter is revenue generated from the Company's upgrade for its 2000 Series tester, and higher sales volumes of the Company's standard handler products and its spare parts.

Gross profit for the third quarter was $3.4 million, an increase of $.8 million or 32.1% from $2.6 million for the third quarter of the prior year. Gross margin as a percentage of net sales was 58.5% as compared to 41.6% for the same period last year. The increase in gross profit was generated from changes in product mix, manufacturing efficiencies and lower charges for excess and obsolete inventory.

Selling, general and administrative expense in the third quarter was $1.9 million, a decrease of $.2 million or 8.9% from $2.1 million of a year ago. As a percentage of net revenue, SG&A decreased to 32.9% for the third quarter from 33.9% for the same period last year. The decrease in SG&A is principally attributable to lower legal and accounting fees.

Research and development expense for the third quarter ended March 30, 1996 was $1.4 million or 25.0% of net sales. This represents an increase of $.7 million for the same period one year ago. The increase is due to the development costs on the Company's 7632 Pick & Place handler and the 5100 High Speed Gravity Feed handler.

The company expects that these new products will allow it to enter market segments it did not participate in previously. However, the success of these products is subject to various risks and uncertainties, including customer acceptance, fluctuations in the semiconductor market, technology changes and the possible adverse impact of competition.

Net interest expense decreased from $23,000 to net interest income of $80,000. The reduction of debt was made possible by the sale of the 1149 tester product line. The Company's continuing strong cash position allows it to operate with minimum debt.

Net income for the third quarter of fiscal 1996 was $109,000. Net income for the same period last year was $305,000 which included income from discontinued operations of $582,000.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 30, 1996

Net sales for the nine months ended March 30, 1996 were $18.1 million, up 1.4% from $17.9 million for the same period a year ago. The increase in net sales is attributable to higher sales volumes of the Company's standard handler products and 2000 test system which more than offset the decrease in sales resulting from the sale of the 1149 test system product line.

Gross profit for the nine months was $10.6 million, an increase of $3.1 million or 40.5%, from $7.5 million last year. As a percentage of net sales, gross margin improved to 58.5% from 42.2%. As stated earlier, gross profit improvements have been generated from changes in product mix, manufacturing efficiencies and lower charges for excess and obsolete inventory.

Selling, general and administrative expense decreased to $5.9 million or 38.5%, from $9.6 million for the same period a year ago. As a percentage of net sales, selling, general and administrative expense decreased to 32.4% from 53.4%. The decrease is principally due to the headcount reduction caused by the sale of the 1149 tester product line, and also by lower legal and accounting fees.

Research and development expense increased slightly over the same period a year ago. As a percentage of net sales, R&D expense decreased to 17.7% from 17.9%. The decrease due to the headcount reduction caused by the sale of the 1149 tester product line is offset by the Company's development of its 7632 Pick and Place handler and its 5100 High Speed Gravity Feed handler.

The company expects that these new products will allow it to enter market segments it did not participate in previously. However, the success of these products is subject to various risks and uncertainties, including customer acceptance, fluctuations in the semiconductor market, technology changes and the possible adverse impact of competition.

In December 1995, the Company received approximately $1.5 million from the resolution of disputes concerning the $2 million escrow fund created to cover certain contingencies in connection with the November 1994 sale of the 1149 tester product line to Megatest Corporation. Under the terms of the settlement, all disputes between the parties have been resolved. The Company has classified this amount as an unusual and non-recurring gain in the results of operations for the nine months ended March 30, 1996.

During the nine months ended March 30, 1996, net interest expense decreased from $274,000 for the same period last year to net interest income of $144,000. The reduction of debt was made possible by the proceeds from the sale of the Company's 1149 tester product line. The funds received in the private placement and from the escrow settlement have eliminated the need for new debt.

Net income for the nine months ended March 30, 1996 was $3.6 million inclusive of an unusual and non-recurring gain of $1.5 million. Net income for the same period last year was $1.3 million which included an unusual and non-recurring gain of $6.2 million relating th the sale of the company's 1149 tester product line and extraordinary income of $1.0 million.


                        MICRO COMPONENT TECHNOLOGY, INC.
                                    FORM 10-Q
                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The Securities and Exchange Commission has informed the Company that it is conducting an investigation with respect to certain financial reporting discrepancies announced by the Company in April 1994 dating back to fiscal 1993 and the first two quarters of fiscal 1994. The Company has submitted documents to the Commission upon the Commission's request as part of the investigation.

On December 28, 1995, University/Joseph Associates, the former landlord of Sym-Tek Systems, Inc., filed a lawsuit against the Company in Superior Court in San Diego, California, seeking payment by the Company of $500,000. The landlord alleges in the lawsuit that the Company agreed to pay Sym-Tek's rent during the period in 1994 in which the Company and Sym-Tek were negotiating a possible merger. The merger was not concluded, and the Company has denied any liability to the landlord and intends to vigorously defend the lawsuit.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibit 10. First Amendment to Employment Agreement with John Matsushima dated March 30, 1996.

      Exhibit 11. Computation of Earnings Per Common and Common Equivalent
                  Share.

(b)   No reports were filed on Form 8-K.



                        MICRO COMPONENT TECHNOLOGY, INC.
                                    FORM 10-Q
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Micro Component Technology, Inc.
                                          Registrant


Dated:  April 29, 1996                    By:___________________________________
                                              Roger E. Gower
                                              President, Chief Executive Officer
                                              and Director


                                                        and


Dated:  April 29, 1996                    By:___________________________________
                                              John Matsushima
                                              Vice President/Controller
                                              Chief Accounting Officer



                        MICRO COMPONENT TECHNOLOGY, INC.
                                    FORM 10-Q
                                  EXHIBIT INDEX



Exhibit
Number                                                                  Page

  10      First Amendment to Employment Agreement with                    13
          John Matsushima dated March 30, 1996

  11      Computation of Earnings per Common and                          14
          Common Equivalent Share