Form 10-K405
period 1996-06-29
MICRO COMPONENT TECHNOLOGY INC
filed 1996-08-30
CIK 911149

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934
                       FOR FISCAL YEAR ENDED JUNE 29, 1996

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM _______ TO _______


                         COMMISSION FILE NUMBER 0-22384
                        MICRO COMPONENT TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                          41-0985960
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


              3850 NORTH VICTORIA STREET, ST. PAUL, MINNESOTA 55126
                    (Address of principal executive offices)
        Registrant's telephone number, including area code (612) 482-5100


        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.01 PAR VALUE
                                (Title of Class)


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.   Yes __X__  No ____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of the common stock held by non-affiliates of the Registrant on August 16, 1996 (based upon the closing price of those shares on the NASDAQ National Market System) was approximately $11.4 million.

Number of shares outstanding of the Registrant's Common stock, as of August 16, 1996 is 7,031,170.



                        MICRO COMPONENT TECHNOLOGY, INC.

                                TABLE OF CONTENTS
                                                                                                    PAGE
PART I
      ITEM     1. Business.......................................................................     3

      ITEM     2. Properties.....................................................................     9

      ITEM     3. Legal Proceedings..............................................................     9

      ITEM     4. Submission of Matters to a Vote of Security Holders............................    10

PART II

      ITEM     5. Market for Registrant's Common stock and Related Stockholder Matters...........    11

      ITEM     6. Selected Financial Data........................................................    12

      ITEM     7. Management's Discussion and Analysis of Results of Operations and
                      Financial Condition........................................................    15

      ITEM     8. Financial Statements and Supplementary Data....................................    22

      ITEM     9. Changes in and Disagreements with Accountants on Accounting and
                      Financial Disclosure.......................................................    22

PART III

      ITEM 10. Directors and Executive Officers of the Registrant................................    23

      ITEM 11. Executive Compensation............................................................    26

      ITEM 12. Security Ownership of Certain Beneficial Owners and
                      Management.................................................................    27

      ITEM 13. Certain Relationships and Related Transactions....................................    28

PART IV

      ITEM 14. Exhibits, Financial Statement Schedules, and Reports on
                      Form 8-K...................................................................    30

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS.......................................................   F-1


                                     PART I

                                   THE COMPANY
ITEM 1.  BUSINESS

GENERAL

         Unless the context otherwise requires, references in this Annual Report on Form 10-K to "MCT", "Registrant" and the "Company" refer to Micro Component Technology, Inc. and its consolidated subsidiaries. MCT was incorporated in Minnesota on June 20, 1972, and was reorganized as a Delaware corporation on June 28, 1983. MCT has one wholly owned active subsidiary, Micro Component Technology Asia Pte. Ltd. ("MCT Asia"). The Company's principal executive offices are located at 3850 North Victoria Street, St. Paul, Minnesota 55126 and its telephone number at that location is (612) 482-5100.

         The Company designs, manufactures, markets, services and distributes automatic test equipment ("ATE") consisting of both handling and testing equipment for integrated circuit ("IC") devices manufactured by the semiconductor industry. Today, IC devices are found in a rapidly increasing number of items as varied as clock radios, telecommunication products (i.e., phones and pagers), automotive electronics and computers.

BACKGROUND

         On October 18, 1993 the Company completed an initial public offering of 2,200,000 shares of its Common stock resulting in net proceeds to the Company of $21.7 million. Simultaneous with the closing, all series of Redeemable Preferred Stock, Class B Non-voting Common stock, and the outstanding Subordinated Debentures were exchanged or converted into shares of Common stock.

         On November 22, 1994, the Company completed the sale of its 1149 tester product line to Megatest Corporation. Concurrent with this sale, Megatest purchased 315,789 shares of the Company's Non-Voting Series A Preferred Stock.

         On September 25, 1995, the Company completed the sale of its European subsidiary, Intertrade Scientific, Inc. ("ITS"). The Company continues to distribute its products in Europe through another distributor.

         The Company's fiscal year ends on the last Saturday of June.

PRODUCTS

         HANDLING EQUIPMENT
         Handlers are electro-mechanical systems which are connected to a tester in order to automate the IC testing process. The handlers thermally condition the IC devices, provide electrical contact between the IC and the tester, and then sort the IC's based upon the results of the testing. Handlers should present IC devices to the tester efficiently to ensure maximum utilization of the tester and should handle the IC devices without causing damage that would render them unusable. Handlers are often operated 24 hours a day, seven days a week. As handlers are comprised of many moving parts, high reliability and ease of maintenance are essential. Although the most effective handler designs reduce the amount of complex mechanisms, the industry is characterized by a wide variety of handling techniques, many of which are extremely complex.

         Handler architecture also needs to offer flexibility. While many manufacturers currently dedicate handlers to a single IC device package over a long production run, manufacturers want to be able to modify the handlers to process different types of IC devices to preserve the value of their investment in handling equipment.

         Furthermore, handler designers must consider the contact set, which is the critical mechanical and electrical interface between the tester and the IC device under test. While not all handler manufacturers offer contact sets, higher test performance can be anticipated from those handlers in which contact sets are fully integrated into the handler design. Additionally, those manufacturers not providing contact sets require the customers bear the burden of integrating testers, contact sets, and handlers.

         MCT 4610 SURFACE MOUNT DEVICE HANDLERS
         The MCT 4610 Handlers are designed for test handling of surface mount devices that are transported in tubes. These handlers rely on gravity to move untested IC devices from the top of the handler, where the temperature of the IC device is modified, to the test site and out to the output bins. The MCT 4610 Handlers are convertible for use with new types of IC devices through the purchase of package conversion kits which are available for approximately 20% of the cost of a new handler. There are currently over 50 different package conversion kits available. Although it can process certain surface mount IC devices, the MCT 4610 Handler is not designed to accommodate surface mount IC devices with package widths of 150/1000 inch or narrower, although such packages constitute a significant portion of the surface mount IC device market.

         High throughput is achieved on the MCT 4610 Handlers through short intervals between tests, a lower device jam rate and, in the case of the 4610 DUAL Handler, the utilization of two test sites. Dual test sites allow devices to be tested in parallel or in alternation, which maximizes tester usage by testing one IC device while another IC device is being moved to the test site.

         The comprehensive lead protection system in MCT 4610 Handlers minimizes device-to-device impact without limiting the throughput of the handler. The output tracks may be equipped with optional output adapters specific to the customer's tubes being used to transport devices. This prevents the leads from being damaged by incorrect tube placement.

         MCT 5100 FINE PITCH SURFACE MOUNT DEVICE HANDLER
         The MCT 5100 is a new high speed handler for handling small outline integrated circuits (SOIC). The new fine pitch SOIC packages are very light and are difficult to handle in traditional gravity feed handlers. These devices range from 0.110 inches wide to 0.300 inches wide and have lead pitch down to
0.012 inches. The MCT 5100 uses a combination of gravity feed and pick and place technology to reliably move parts through the handler. The MCT 5100 is capable of testing one to four devices in parallel with throughput of 7200 units per hour per site. This makes the MCT 5100 one of the fastest handlers available in the market today. The system is controlled by a high speed computer that monitors all functions of the handler and is capable of producing reports to operators and management describing test efficiency, handler uptime, test yield, operator identification, lot statistics and other customer defined data. The handler can be configured with several different kits for varying customer requirements. The Company began shipping the MCT 5100 during fiscal year 1996 and anticipates it will provide a material contribution to fiscal year 1997 revenue.

         MCT 7632 FINE PITCH PICK AND PLACE HANDLER
         The MCT 7632 is a new handler for high volume manufacturing of memory and other semiconductor devices. The MCT 7632 can accommodate a large variety of package types including the traditional PLCC, LCC and PGA packages and the more difficult to handle SOIC, TSOP, TSSOP, and BGA packages. The handler uses pick and place technology to pick up devices from carriers, move them to the test site, and then move them to the appropriate bin after test. The MCT 7632 can test from 1 to 32 devices in parallel at temperatures ranging from -60 degrees Centigrade to +160 degrees Centigrade. The handler has a unique capability of being able to load and unload devices from carriers while testing without interrupting system operation. This capability, called HotSwap(TM), provides for very high throughput and ease of use in a production environment. Like the MCT 5100, the MCT 7632 is controlled by a high speed computer that monitors all functions of the handler and is capable of producing reports to operators and management describing test efficiency, handler uptime, test yield, operator identification, lot statistics and other customer defined data. The Company anticipates shipments of the MCT 7632 will begin during the first half of fiscal year 1997.

         OTHER HANDLER PRODUCTS
         The Company also sells the MCT 3600 Handler and MCT 8000 Handler. These handlers are dedicated to transporting a variety of dual in-line pin package ("DIP") devices.

         TESTING EQUIPMENT
         Testers are specialized, computer-controlled electronic systems that are programmed by a user to perform electrical evaluation of IC devices including proper functionality, voltage and current characteristics, and critical timing parameters. During the design and engineering phase of the development of an IC device, testers serve as precision engineering tools for design verification, characterization (the process of determining the range and nature of a device's operating variables) and failure analysis. During manufacturing, IC devices are tested several times to segregate functional from nonfunctional devices ("functional test") and to measure the variable parametric or performance characteristics of the devices ("performance test").

         During fiscal 1995, the Company sold its 1149 product line to Megatest Corporation, allowing the Company to focus upon recapturing its market position as THE handler company. The Company did retain its mature tester product line, the MCT 2000 Series. The Company is performing board repair, maintenance contracts, spare parts, additional pincards, and refurbishing units as a means of supporting the large installed base of equipment.

         In addition to the ongoing support, The Company has developed a new workstation for controlling these test systems. The MCT Workstation 2000 is a Pentium PC based workstation that provides much greater throughput by reducing test times up to 60% on certain device types. The Workstation 2000 can be installed in the field on existing test systems, significantly increasing test capacity of the installed test systems. Sales of the Workstation 2000 began in fiscal year 1996.

         See Management's Discussion and Analysis of Results of Operations and Financial Condition for a discussion of certain risk factors related to the sale of these new products.

MARKETING AND SALES

         The Company markets its products throughout the world primarily to IC device manufacturers through its own sales force and, in selected geographical areas, independent sales representatives. The Company's marketing and sales efforts are organized around three regional divisions: the United States and Canada, Asia, and Europe. Sales in Europe are made through an exclusive independent distributor.

         The Company augments its sales efforts with direct customer support/service engineers based in the field. These engineers are specialists in the Company's product portfolio and work with the customers to help determine product requirements, install the Company's equipment, and train the customers' operators and maintenance technicians on the proper use and care of the the Company's equipment. These engineers also help identify emerging markets for new products and are supported by the Company's design center at St. Paul, Minnesota.

         MCT ASIA
         As semiconductor manufacturers move responsibility for ATE purchasing to the factory level, the Company's operations in the Pacific Rim region have become increasingly important. With a presence established 15 years ago, the Company operates MCT Asia Pte., Ltd., and its wholly-owned subsidiary, MCT Asia (Penang) Sdn. Bhd., with offices in Singapore and Penang, Malaysia respectively. MCT Asia, the regional headquarters, also controls 85% of a company, MCT Beijing, in a partnership with the Institute for Integrated Circuit Testing in Beijing, PROC. To complete the region's sales coverage, MCT Asia uses sales representative companies in the Philippines, Korea and Taiwan.

         The Company has stationed service engineer personnel in Singapore; Penang, Malaysia and Bangkok, Thailand for a rapid response to any customer problem in the Far East. Additionally, a complete board-repair facility in Penang, Malaysia provides the Company's Asian customers with local board service and repair capabilities.

WORLDWIDE SUPPORT

         The Company maintains customer support centers in 15 offices worldwide, located in the U.S., the Far East and Europe. The Company believes that its direct sales, service and applications personnel add significant value to its products, thereby enhancing their marketability and fostering long-term customer loyalty. The sales staff encourages "partnering" relationships in which the Company's sales and engineering personnel are assigned to work closely with the Company's major customers to determine the most cost-effective solutions for their ATE needs. As a result, the customer gains detailed insight into the benefits of the Company's product offerings and the Company has an opportunity to demonstrate its products as optimized for that customer.

         The Company offers initial applications development and comprehensive installation support at no additional charge, thereby eliminating a portion of the customer's overhead associated with installing a piece of capital equipment. Additionally, when the Company's engineers install equipment, they are able to verify that the overall performance of the customer's system is optimized by (1) mechanically adjusting all handler mechanisms to the positions enabling the smoothest operation, and by (2) properly calibrating the handler temperature systems to ensure accurate temperature control. The Company's engineers then run a test of the customer's IC devices and analyze the results to verify that the handler meets all performance specifications. The Company typically provides a one-year warranty against defects for its handlers and related system components.

         As with pre-sale support, continuing maintenance and service enhance customer satisfaction by ensuring maximum uptime, yield and tester utilization. These support services also generate significant revenues for the Company.

 SEASONALITY IN QUARTERLY OPERATING RESULTS

         During each quarter, the Company customarily sells a relatively small number of systems which carry a high average selling price. Although the Company believes its sales are not seasonal in nature, a small change in the number of products shipped in a quarter can have a significant impact on results of operations for that particular quarter. Moreover, production difficulties could delay shipments. Accordingly, the Company's operating results may vary significantly from quarter to quarter and could be adversely affected for a particular quarter if shipments for that quarter were lower than anticipated. The Company's quarterly operating results may also be affected by, among other factors, the timing of new product introductions, fluctuations in the semiconductor market and the actions of competitors.

CUSTOMERS

         The Company expends substantial efforts to maintain its relationships with its existing major customers in order to increase the likelihood that these manufacturers will continue to select the Company's testers and/or handlers for their future generations of IC devices. However, it is difficult to obtain significant new ATE customers.

         The Company's four largest customers by product sales volume during fiscal year 1996 were SGS Thomson Micro Electronics, Inc. ("SGS"), Philips Semiconductors ("Philips"), Advanced Micro Devices ("AMD") and Motorola Incorporated ("Motorola"). Net sales from continuing operations to the Company's four largest customers accounted for approximately 59% of the Company's total net sales in fiscal year 1994, approximately 45% of the Company's total net sales in fiscal year 1995, and approximately 51% of the Company's total net sales in fiscal year 1996.

         The Company expects that sales to SGS, Philips, AMD and Motorola will continue to account for a high percentage of its net sales in the foreseeable future, and believes that its success depends in large part upon the success of the IC devices being tested by these and other major customers. The loss of a major customer or any reduction in orders by such a customer, including reductions due to market or competitive conditions in the semiconductor industry, would have an adverse effect on the Company's results of operations. In addition, the Company's ability to increase its net sales will depend in part upon its ability to obtain orders from new customers. No assurance can be given that the Company will be able to do so.

BACKLOG

         As of June 29, 1996, the Company's backlog of unfilled orders was $1.6 million, compared with $4.5 million as of June 24, 1995. Substantially all of the backlog as of June 29, 1996 is expected to be shipped in the first half of fiscal year 1997. Since a substantial majority of the shipments made in a given quarter are usually made during the latter part of the quarter, backlog as of a date in the middle of the quarter will typically be greater than backlog at quarter end. The Company includes in backlog only those orders to which a purchase order number has been assigned by the customer and for which a delivery schedule has been specified. All orders are subject to cancellation by the customer with limited charges. The Company's backlog at a particular date is not necessarily indicative of actual sales for any succeeding period.

RESEARCH AND DEVELOPMENT

         As an important element of its business strategy, the Company works closely with its customers to develop new products and enhancements of existing products to meet the evolving needs of the ATE market, particularly with respect to emerging IC devices, while providing the lowest cost of test. The Company relies primarily on its internal engineering capabilities to develop new products and existing product enhancements. The Company may participate in joint-development arrangements when it believes a higher quality, lower cost product would result. An ongoing goal of the Company's research and development activities is to reduce the time required to develop new products and bring them to market. As handlers become increasingly complex, the development of improved software for the Company's products becomes increasingly important. The Company currently develops all software in-house and plans to expand its expertise in this area subject to the availability of financial and personnel resources.

         For fiscal years 1994, 1995 and 1996, the Company's expenses relating to research and development were $6.1 million, $3.7 million and $4.3 million, respectively.

PATENTS

         The Company attempts to protect the proprietary aspects of its products with patents and copyrights, and through trade secret laws and internal nondisclosure safeguards. The source code for all software contained in the Company's products is protected as a trade secret and as unpublished copyrighted work. In addition, the Company has entered into nondisclosure and invention assignment agreements with each of its key employees. Despite these restrictions, it may be possible for competitors or customers to copy aspects of the Company's products or to obtain information which the Company regards as a trade secret. Moreover, because of the rapid pace of technological changes in the ATE industry, the Company believes that patent, trade secret and copyright protections are less significant to its competitive position than factors such as the technical competence and creative skills of the Company's personnel, the rapid development of new products, frequent product enhancements, the Company's name recognition and ongoing reliable product maintenance and support.

         Other companies and inventors may receive patents that contain claims applicable to the Company's products. The sale of the Company's products covered by such patents could require licenses that may not be available on acceptable terms.

MANUFACTURING AND SUPPLY

         The Company's principal manufacturing activities consist of assembly and final test. The Company's components, selected subassemblies and machine parts are manufactured by third parties in the United States. However, the company maintains its own machine shop, primarily for handling special materials and product development.

COMPETITION

         The IC device ATE industry is highly competitive. The Company faces substantial competition throughout the world, primarily from ATE manufacturers in the United States and Japan. The Company's primary competitors in the handler market are Advantest, ASECO Corporation, Aetrium Incorporated (which includes its 1994 purchase of the bankrupt SymTek Systems, Inc.), Delta Design, Kuwano, Multi-Test GmbH and Tesec. From time to time, the Company's older generation handlers are sold as used equipment at prices substantially below the prices of new handlers sold by the Company. This may materially and adversely affect the Company's sales of new handlers. Used equipment is sold by original owners of the equipment and by a number of used equipment dealers. It is also sold as refurbished equipment with a limited warranty by the Company's Singapore office, MCT Asia.

         The principal elements of competition in the Company's markets include versatility, price, product performance and throughput capability, quality and reliability, customer service and support and the ability to deliver on schedule. Although the Company believes that it competes favorably with respect to each of these factors, new product introductions by the Company's competitors could cause a decline in sales or loss of market acceptance of the company's existing products. In addition, increased competitive pressure could lead to intensified price-based competition, resulting in lower prices and adversely affecting the Company's operating results. In particular, at the end of a product life cycle and as competitors introduce more technologically advanced products, pricing pressure for that product typically becomes more intense.

EMPLOYEES

         As of June 29, 1996, the Company had a total of 165 employees, including 73 (or 44%) engaged in manufacturing, 32 (or 19%) in engineering and research and development, 32 (or 19%) in sales, marketing and service, and 28 (or 18%) in administration. Many of the Company's employees are highly skilled, and the Company believes its future success will depend in large part on its ability to attract and retain such employees. None of the Company's employees is covered by a collective bargaining agreement, and the Company has experienced no work stoppages. The Company considers its employee relations to be good.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

         The Company operates in three geographic areas. Summarized data for the Company's operations is included in Note 12 of Notes to Consolidated Financial Statements, included elsewhere herein.


ITEM 2.  PROPERTIES

         The Company's principal executive and administrative offices as well as its manufacturing operations utilize approximately 81,000 square feet in a facility in St. Paul, Minnesota. This facility is leased through April 1997. The current monthly rental expense for this facility is approximately $66,600. This includes the cost of utilities, taxes, insurance, building maintenance and housekeeping.

         The Company has engaged The Tegra Group, a business real estate consulting firm, to assist in relocation to a new leased facility planned for Spring 1997. The geographical distribution of the Company's employees has been analyzed and a search completed for appropriate existing buildings, "spec" buildings currently under development, and land sites for build-to-suit solutions. The Company is confident that market conditions are favorable to aggressively negotiate suitable leased space for operations consistent with the Spring 1997 timeframe.


ITEM 3.  LEGAL PROCEEDINGS

         The Securities and Exchange Commission has informed the Company that it is conducting an investigation with respect to certain financial reporting discrepancies announced by the Company in April 1994 dating back to fiscal 1993 and the first two quarters of fiscal 1994. The Company has submitted documents to the Commission pursuant to requests from the Commission as part of the investigation.

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

         On September 25, 1995 the Company sold all of the outstanding stock of the Company's European subsidiary, Intertrade Scientific, Inc. (ITS) to Cardine & Levy, a company based in France. In July 1996 Cardine & Levy initiated an arbitration proceeding in Geneva, Switzerland under the rules of the International Chamber of Commerce claiming damages from the Company related to the discontinuation of a distribution relationship between ITS and one of its significant equipment suppliers. The Company has responded to the request for arbitration and denied any liability. The Company intends to vigorously defend its position in the arbitration proceeding.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of the stockholders of the Company concluded on June 28, 1996. The matters voted on at the meeting and the outcome of that voting was as follows:

         1. Election of a board of five directors comprised of Roger E. Gower, Patrick Verderico, D. James Guzy, David M. Sugishita, and Donald VanLuvanee.

         2. Approval of the Employee Stock Purchase Plan and the reservation of 300,000 shares for issuance under the plan.

         3. Approval of the Stock Option Plan for Outside Directors and the reservation of 300,000 shares for issuance under the plan.

         4. Approval of amendments to the Incentive Stock Option Plan to reserve an additional 750,000 shares for issuance under the plan.

                  The outcome of the voting was as follows:


                                     For            Against      Withheld
                                     ---            -------      --------

Item 1:
  Roger E. Gower                  6,287,664          45,660             0
  Patrick Verderico               6,288,164          45,160             0
  D. James Guzy                   6,287,764          45,560             0
  David M. Sugishita              6,286,497          46,827             0
  Donald VanLuvanee               6,287,464          45,860             0

Item 2.                           4,013,875         181,323        28,543

Item 3.                           3,848,041         345,800        29,900

Item 4.                           3,703,648         430,245        51,510



                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         From October 18, 1993 until September 15, 1994, the Company's Common stock was traded on NASDAQ's National Market System. From September 15, 1994 until October 23, 1995 it was traded on the OTC Bulletin Board. From October 23, 1995 until June 19, 1996 the stock was traded on the NASDAQ Small Cap Market. The stock resumed trading on the NASDAQ National Market System on June 19, 1996.

         The following table sets forth the high and low prices for the Company's Common stock as reported by NASDAQ and the OTC Bulletin Board for the periods indicated:

                                                  Fiscal 1996
                                           -----------------------
                                           High               Low
                                           -----             -----
         First Quarter                     7 3/8             3
         Second Quarter                    8                 6 1/2
         Third Quarter                     6 7/8             4
         Fourth Quarter                    5 1/8             3 3/8

                                                   Fiscal 1995
                                            ----------------------
                                            High              Low
                                            -----            -----
         First Quarter                      6 1/4            2 1/2
         Second Quarter                     5 7/8            1 7/8
         Third Quarter                      3 7/8            1 1/2
         Fourth Quarter                     3 1/4            1 1/2

         The above prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The approximate number of holders of record of the Common stock as of August 15, 1996 was 478.

         The Company has never declared or paid any cash dividends on its Common stock and does not anticipate paying any cash dividends in the foreseeable future. No dividends may be paid on the Company's Common stock while any cumulative dividend remains accrued and unpaid on the Company's Non-Voting Series A Preferred Stock. The Company currently intends to retain future earnings to fund the development and growth of its business.

ITEM 6.  SELECTED FINANCIAL DATA

                        MICRO COMPONENT TECHNOLOGY, INC.
                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                      Year  Ended
                                                           ---------------------------------------------------------------
                                                           June 27,     June 26,      June 25,     June 24,       June 29,
                                                             1992         1993          1994         1995           1996
                                                             ----         ----          ----         ----           ----
                                                                        (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
     Net sales .........................................  $ 22,559      $ 33,104      $ 31,324      $ 23,635      $ 22,318
     Cost of sales .....................................    11,980        15,642        16,996        12,896         9,319
                                                          --------      --------      --------      --------      --------
     Gross profit ......................................    10,579        17,462        14,328        10,739        12,999
     Operating expenses:
        Selling, general and administrative ............    11,393        10,976        15,216        11,267         7,933
        Research and development .......................     3,805         3,925         6,141         3,727         4,260
        Unusual and nonrecurring items (1) .............      --            (837)        5,174        (6,178)       (1,524)
                                                          --------      --------      --------      --------      --------
              Total operating expenses .................    15,198        14,064        26,531         8,816        10,669
                                                          --------      --------      --------      --------      --------
     Income (loss) from operations .....................    (4,619)        3,398       (12,203)        1,923         2,330
        Interest expense ...............................     3,211         1,897         1,304           420            32
        Interest income ................................       (30)         --            --            (148)         (278)
                                                          --------      --------      --------      --------      --------
     Income (loss) before income taxes, discontinued
        operations, and extraordinary item .............    (7,800)        1,501       (13,507)        1,651         2,576
     Income tax provision ..............................       172            66           132            85             8
                                                          --------      --------      --------      --------      --------
     Income (loss) from continuing operations ..........    (7,972)        1,435       (13,639)        1,566         2,568
     Discontinued Operations: (3)
        Income (loss) from operations of discontinued
           ITS subsidiary (less applicable income taxes
           of $(6) and $6 in fiscal 1992 and  fiscal
           1994 respectively) ..........................      (231)       (1,357)       (1,750)         (632)         --
        Gain (loss) on disposal of ITS, including
           provision of $227 in fiscal 1995 for
           operating losses during
           phase-out period ............................      --            --            --          (3,265)          652
                                                          --------      --------      --------      --------      --------
     Income (loss) before extraordinary item ...........    (8,203)           78       (15,389)       (2,331)        3,220
     Extraordinary item (2) ............................      --             156          --           1,005          --
                                                          --------      --------      --------      --------      --------
     Net income (loss) .................................    (8,203)          234       (15,389)       (1,326)        3,220
     Dividends on preferred stock ......................      --             540           158          --            --
                                                          --------      --------      --------      --------      --------
     Net income (loss) applicable to common
     stock .............................................  $ (8,203)     $   (306)     $(15,547)     $ (1,326)     $  3,220
                                                          ========      ========      ========      ========      ========

PER SHARE DATA:
     Income (loss) from continuing operations ..........  $  (5.25)     $   0.77      $  (3.34)     $   0.30      $   0.35
     Discontinued Operations ...........................  $  (0.15)     $  (0.73)     $  (0.43)     $  (0.74)     $   0.09
     Extraordinary item (2) ............................      --        $   0.08          --        $   0.19          --
     Net income (loss) attributable to common
     stock .............................................  $  (5.40)     $  (0.17)     $  (3.80)     $  (0.25)     $   0.44
     Average common and common
     equivalent shares outstanding .....................     1,519         1,852         4,087         5,240         7,246



                                                           June 27,      June 26,      June 25,     June 24,      June 29,
                                                             1992          1993          1994         1995          1996
                                                             ----          ----          ----         ----          ----
                                                                                 (in thousands)
SELECTED BALANCE SHEET DATA:
     Cash..............................................   $    310      $    384      $    845      $  1,156      $  7,793
     Working capital ..................................     (4,181)        4,145        (6,599)        2,839        12,638
     Net assets of discontinued operations (3).........      1,696         1,063         2,764           977            --
     Total assets......................................     18,224        21,434        31,796        11,532        16,980
     Short-term debt, including current
       portion of long-term debt.......................        745           681        10,146           363           352
     Long-term debt and financing
       obligations.....................................     11,688        17,213            25            41           183
     Redeemable convertible preferred
        stock..........................................      6,705         9,756             -         1,500         1,500
Total stockholders' equity (deficit)...................    (14,332)      (14,519)        3,898         4,618        13,709



(1) Unusual and nonrecurring items are primarily comprised of: 1993 - $468,000 gain on settlement of delinquent property taxes, $108,000 reduction of accrued and unpaid vacation and a $261,000 reversal of 1991 and prior accruals; 1994 - $3,999,000 of costs incurred in the proposed acquisition of SymTek Systems, Inc. and $1,175,000 provision for settlement of shareholder lawsuit; 1995 - $5,194,000 gain on the sale of the 1149 tester product line, $1,948,000 gain on the settlement with SymTek Systems, $752,000 charge for severance costs for the Company's former Chief Executive Officer, and a $212,000 charge for closing a Japanese facility; 1996 - $1,524,000 gain on the resolution of the escrow fund created from the sale of the 1149 tester product line.

(2) In fiscal year 1993 the Company issued 20,000 shares of Series C Convertible Preferred stock with an estimated fair value of $44,000 in settlement of $200,000 of outstanding trade payables. The difference between the trade payables and the fair value of the stock issued resulted in an extraordinary gain of $156,000. In fiscal year 1995, the Company used $3.5 million of the proceeds from the sale of the 1149 tester product line in settlement of approximately $4.5 million of outstanding trade payables, not including the payables assumed by Megatest as part of the sale transaction. The difference between the trade payables and the cash used resulted in an extraordinary gain of approximately $1.0 million, net of $21,000 provision for taxes.

(3) In fiscal year 1995, the Company initiated a formal plan to sell the Company's European subsidiary, Intertrade Scientific, Inc. (ITS). A provision for the loss on the sale of approximately $3,038,000 was recorded in the results of operations for the year ended June 24, 1995. The net assets of ITS are reflected as "net assets of discontinued operations" on the June 24, 1995 balance sheet and are primarily cash, accounts receivable, inventory, property, plant and equipment, accounts payable, and accrued liabilities. As a result of the final sales agreement, the Company realized a net gain of $0.7 million on the disposal of ITS, which was completed in the first quarter of fiscal 1996.

QUARTERLY RESULTS, FISCAL 1995 AND 1996

         The following table presents selected unaudited quarterly operating results for the Company for the eight fiscal quarters ended June 29, 1996.



                                                                 Three-Month Periods Ended
                                    Sept. 24,  Dec. 24,  Mar. 25,   June. 24,  Sept. 30,  Dec. 30,   Mar. 30,   June 29,
                                      1994      1994      1995        1995       1995       1995       1996       1996
                                      ----      ----      ----        ----       ----       ----       ----       ----
                                                           (in thousands, except per share data)
Net sales ......................   $ 6,277    $ 5,479    $ 6,128    $ 5,751    $ 6,890    $ 5,484    $ 5,756    $ 4,188
Cost of sales ..................     3,165      3,593      3,580      2,558      2,692      2,451      2,389      1,787
                                   -------    -------    -------    -------    -------    -------    -------    -------
Gross profit ...................     3,112      1,886      2,548      3,193      4,198      3,033      3,367      2,401
                                   -------    -------    -------    -------    -------    -------    -------    -------
Operating expenses:
     Selling, general and
     administrative ............     3,502      3,967      2,078      1,720      2,439      1,540      1,893      2,061
     Research and
     development ...............     1,396      1,093        707        531        644      1,121      1,441      1,054
     Unusual and non-
     recurring items (1) .......      --       (6,178)      --         --         --       (1,524)      --         --
                                              -------    -------    -------    -------    -------    -------    -------
Total operating
    expenses ...................     4,898     (1,118)     2,785      2,251      3,083      1,137      3,334      3,115
                                   -------    -------    -------    -------    -------    -------    -------    -------
Income (loss) from
    operations .................    (1,786)     3,004       (237)       942      1,115      1,896         33       (714)
Interest expense, net ..........       198         53         23         (2)        (4)       (60)       (80)      (102)
                                   -------    -------    -------    -------    -------    -------    -------    -------
Income (loss) before
    income taxes, discontinued
     operations, and
    extraordinary item .........    (1,984)     2,951       (260)       944      1,119      1,956        113       (612)
Income tax provision ...........      --           92         17        (24)       118        (46)         4        (68)
                                   -------    -------    -------    -------    -------    -------    -------    -------
Income (loss) from
    continuing operations ......    (1,984)     2,859       (277)       968      1,001      2,002        109       (544)
Discontinued operations: (3)
     Income (loss) from
     operations of discontinued
     ITS subsidiary ............      (431)      (437)       582       (346)      --         --         --         --
     Gain (loss) on disposal
     of ITS, including provision
     of $227 in fiscal year
     1995 for operating
     losses during phase-out
     period ....................      --         --         --       (3,265)       474       --         --          178
                                   -------    -------    -------    -------    -------    -------    -------    -------
Income (loss) before
      extraordinary item .......    (2,415)     2,422        305     (2,643)     1,475      2,002        109       (366)
Extraordinary income (2) .......      --        1,005       --         --         --         --         --         --
                                   -------    -------    -------    -------    -------    -------    -------    -------
Net income (loss) ..............    (2,415)     3,427        305     (2,643)     1,475      2,002        109       (366)
Dividends on preferred
    stock ......................      --         --         --         --         --         --         --         --
                                   -------    -------    -------    -------    -------    -------    -------    -------
Net income (loss) applicable
    to common stock ............   $(2,415)   $ 3,427    $   305    $(2,643)   $ 1,475    $ 2,002    $   109    $  (366)
                                   =======    =======    =======    =======    =======    =======    =======    =======

Per share data:
    Income (loss) from
      continuing operations ....   $ (0.39)   $  0.54    $ (0.05)   $  0.18    $  0.16    $  0.26    $  0.01    $ (0.07)
    Discontinued operations ....   $ (0.09)   $ (0.08)   $  0.11    $ (0.69)   $  0.08        --         --     $  0.02
    Extraordinary item .........      --      $  0.19        --         --         --         --         --         --
    Net income (loss)
       attributable to
       common share ............   $ (0.48)   $  0.64    $  0.06    $ (0.51)   $  0.24    $  0.26    $  0.01    $ (0.05)
Average Common and
    Common equivalent
    shares .....................     5,041      5,326      5,243      5,238      6,178      7,605      7,663      7,646



(1) In fiscal year 1995 the Company recorded a $5,194,000 gain on the sale of the 1149 tester product line, $1,948,000 gain on the settlement with SymTek Systems, $752,000 charge for severance costs for the Company's Chief Executive Officer, and a $212,000 charge for closing aJapanese facility. In fiscal year 1996 the Company received approximately $1,524,000 as resolution of the escrow fund created from the sale of the 1149 tester product line.

(2) In fiscal year 1995, the Company used $3.5 million of the proceeds from the sale of the 1149 tester product line in settlement of approximately $4.5 million of outstanding trade payables, not including the payables assumed by Megatest as part of the sale transaction. The difference between the trade payables and the cash used resulted in an extraordinary gain of $1.0 million, net of $21,000 provision for taxes.

(3) In fiscal year 1995, the Company initiated a formal plan to sell the Company's European subsidiary, Intertrade Scientific, Inc. (ITS). A provision for the loss on the sale of approximately $3,038,000 was recorded in the results of operations for the year ended June 24, 1995. The net assets of ITS are reflected as "net assets of discontinued operations" on the June 24, 1995 balance sheet and are primarily cash, accounts receivable, inventory, property, plant and equipment, accounts payable, and accrued liabilities. As a result of the final sales agreement, the Company realized a net gain of $0.7 million on the disposal of ITS, which was completed in the first quarter of fiscal 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

         During the year ended June 29, 1996 the Company moved to a more solid financial base from the previous difficult year. The following major events marked this turnaround: (1) the sale of Intertrade Scientific, Inc. (ITS), the Company's European distribution subsidiary which had a long history of losses and high cash usage; (2) net receipts of $4.6 million from a private placement of the Company's common stock at a slight discount to the then current market price; (3) significant investments both in management and resources into the MCT Asian operations, which represent the largest direct service and sales operation in Asia of any U.S. test handler company; (4) final settlement of the shareholder lawsuit which was initiated in 1994; and (5) resolution of disputes and receipt of final escrow funds held by Megatest Corporation from the sale of the MCT 1149 Tester in November, 1994. These financial events contributed over $7.7 million to the total year increase of $9.1 million in stockholders' equity. Overall Company sales and manufacturing performance contributed the remaining $1.4 million.

         In addition, the following three new high-performance products were introduced during the year, providing the foundation for revenue growth in the coming years and addressing key growth areas in the marketplace: (1) Workstation 2000 - a 2000 Series Tester controller upgrade which increases throughput by 25
- - 50%; (2) 5100 SOIC Handler - a high capacity (14,000 units per hour), small device, PC controlled test handler; and (3) 7632 Pick/Place Handler - a high capacity, multiple-device-type test handler capable of testing 2 to 32 devices at the same time.

         The strategy of the Company in 1996 was simple and straightforward. The first priority was to increase working capital to ensure the ability to both operate effectively and begin accelerated development of new products to meet the growing new device trends. Most of this was completed in the first and second quarters. The second priority was to identify and develop technically advanced handlers to satisfy the growing and ever changing requirements of the Company's customers. These products were developed in the second and third quarters as reflected in the high level of research and development expenses recorded and the subsequent product introductions in the fourth quarter. The third priority was to strengthen management staff to meet the challenges of the rapid response requirements of the Company's customers, and to improve the existing marketing and sales distribution functions. During fiscal year 1996, there were several major management additions and changes within the Company's organization driven by this goal.

         In 1997, the Company will focus on enlarging the capabilities of the newly introduced products and strengthening the marketing and sales organizations. In addition, certain advanced technology product development programs will be conducted.

RESULTS OF  CONTINUING OPERATIONS

         As previously discussed in this report, the Company sold its European subsidiary, ITS, on September 25, 1995. The following discussion and analysis of continuing operations excludes the results of ITS, which are reported as discontinued operations.



         The following table sets forth, for the periods indicated, certain items in the Company's statements of operations as a percentage of net sales:


                                                                             Year Ended
                                                                   ------------------------------

                                                                   June 25,    June 24,   June 29,
                                                                     1994        1995       1996
                                                                     ----        ----       ----
Net sales ....................................................      100.0%     100.0%     100.0%
Cost of sales ................................................       54.3       54.6       41.8
                                                                    -----      -----      -----
Gross margin .................................................       45.7       45.4       58.2
                                                                    -----      -----      -----
Operating expenses:
     Selling, general and administrative .....................       48.6       47.7       35.5
     Research and development ................................       19.6       15.8       19.1
     Unusual and nonrecurring items ..........................       16.5      (26.1)      (6.8)
                                                                    -----      -----      -----
          Total operating expenses ...........................       84.7       37.3       47.8
                                                                    -----      -----      -----
Income (loss) from operations ................................      (39.0)       8.1       10.4
     Interest expense, net ...................................        4.1        1.1       (1.1)
                                                                    -----      -----      -----
Income (loss) before income taxes, discontinued operations and
     extraordinary item ......................................      (43.1)       7.0       11.5
Income tax provision .........................................        0.4        0.4        --
                                                                    -----      -----      -----
Income (loss) from continuing operations .....................      (43.5)       6.6       11.5
Income (loss) from discontinued operations ...................       (5.6)     (16.5)       2.9
Extraordinary item ...........................................        --         4.3        --
                                                                    -----      -----      -----
Net income (loss) ............................................      (49.1)%     (5.6)%     14.4%
                                                                    =====      =====      =====



FISCAL YEARS ENDED JUNE 29, 1996, AND JUNE 24, 1995

Net sales for fiscal year 1996 were $22.3 million, down $1.3 million or 5.6%, compared to $23.6 million in fiscal year 1995. Fiscal year 1995 included sales of the 1149 tester product line which was sold in November 1994. Offsetting that decrease were sales generated from the Company's upgrade for its 2000 series tester, higher sales volumes of the Company's standard handler products, its original 2000 series test system and its spare parts.

Sales information by geographic region is detailed in Note 12 of Notes to Consolidated Financial Statements. Net sales in fiscal year 1996 to unaffiliated customers in the U.S. were $9.5 million, down 14.4% or $1.6 million, compared to $11.1 million in fiscal year 1995. Net sales in fiscal year 1996 to unaffiliated customers in the Far East decreased by $1.2 million or 11.7%, to $9.1 million from $10.3 million in fiscal year 1995. Sales increases in the Company's standard handler products, spare parts, and 2000 series tester related products partially offset the decrease resulting from the sale of the 1149 tester product line. Net sales in fiscal year 1996 to unaffiliated customers in Europe increased by $1.6 million or 72.7%, to $3.8 million from $2.2 million in fiscal year 1995. The continuing strength of the European economy and of the semiconductor industry during the first half of fiscal 1996 contributed to this increase.

GROSS PROFIT. Gross profit in fiscal year 1996 increased 21.5% or $2.3 million to $13.0 million from $10.7 million in fiscal year 1995. As a percentage of net sales, gross margin improved to 58.2% in fiscal 1996 from 45.4% in fiscal 1995. The improvement in gross margin was generated from changes in product mix, manufacturing efficiencies and lower charges for inventory obsolescence.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative ("SG&A") expense in fiscal year 1996 decreased $3.4 million or 30.1%, to $7.9 million from $11.3 million in fiscal year 1995. As a percentage of net sales, the SG&A expense decreased from 47.7% in fiscal year 1995 to 35.5% in fiscal year 1996. The first six months of fiscal 1995 contained expenses associated with the 1149 tester product line which was sold in November 1994. Therefore, headcount reductions due to the sale of the 1149 tester product line decreased SG&A expenses in fiscal 1996.
Additionally, professional fees were lower.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense increased $0.6 million, or 16.2%, to $4.3 million from $3.7 million in fiscal year 1995. As a percentage of net sales, R&D expense increased to 19.1% from 15.8% for last fiscal year. The increase is due to the Company's development of its 7632 Pick and Place handler and its 5100 High Speed Gravity Feed handler.

These new products are allowing the Company to enter market segments it did not participate in previously. However, the success of these products is subject to various risks and uncertainties, including customer acceptance, fluctuations in the semiconductor market, technology changes and the possible adverse impact of competition.

UNUSUAL AND NONRECURRING INCOME. In fiscal year 1996, the Company received approximately $1.5 million from the resolution of disputes concerning the $2 million escrow fund created to cover certain contingencies in connection with the November 1994 sale of the 1149 tester product line to Megatest Corporation. Under the terms of the settlement, all disputes between the parties have been resolved. The Company has classified this amount as an unusual and nonrecurring gain in the results of operations for fiscal year 1996. In fiscal year 1995, unusual and nonrecurring income and expense items consisted of a $5.2 million gain on the sale of the 1149 tester product line, a $1.9 million gain on the settlement with SymTek, a $0.8 million charge for costs associated with the severance of the Company's Chief Executive Officer, and a $0.2 million charge for closing a Japanese facility.

INTEREST INCOME AND EXPENSE. Interest expense decreased $0.4 million in fiscal year 1996 due to decreased debt. The Company generated interest income of $0.3 million due to increased cash balances in fiscal year 1996. During fiscal year 1995, proceeds from the sale of the Company's 1149 tester product line were used to reduce debt. Funds received in the private placement and from the escrow settlement have reduced the need for new debt.

INCOME TAX PROVISION. During fiscal 1996, the Company incurred minimal tax liability primarily related to foreign taxes. The Company has recorded valuation allowances against all benefits associated with net operating loss carryforwards due to uncertainty regarding their ultimate realization.

INCOME FROM CONTINUING OPERATIONS. Income from continuing operations for fiscal year 1996 was $2.6 million, inclusive of an unusual and non-recurring gain of $1.5 million. Income from continuing operations for fiscal year 1995 was $1.6 million which included an unusual and non-recurring gain of $6.2 million principally relating to the sale of the Company's 1149 tester product line and a gain on the settlement with SymTek Systems.

DISCONTINUED OPERATIONS. In fiscal year 1995, the Company recorded a $3.3 million loss for the disposal of ITS, based on management's plan to sell at May 31, 1995, and a letter of intent signed in August of 1995. As a result of the final signed sales agreement, during fiscal year 1996, the Company recorded $0.7 million of income resulting from additional information on the disposal of ITS.

NET INCOME ATTRIBUTABLE TO COMMON STOCK. Net income attributable to common stock for fiscal year 1996 was $3.2 million, a $4.5 million increase over the net loss of $1.3 million in fiscal year 1995. The loss in fiscal year 1995 included extraordinary income of $1.0 million relating to the gain on settlement of trade payables.

Net sales for fiscal year 1995 were $23.6 million, down 24.6%, or $7.7 million, compared to $31.3 million in fiscal year 1994. Sales of the 1149 tester product decreased $5.2 million due to the sale of that product line by the Company in the second quarter of fiscal 1995. Sales of the Company's spare parts, which include the 1149 tester spares, decreased by approximately $3.8 million. These decreases were offset by an increase of $1.3 million in sales of the Company's 4610 Handler product.

Sales information by geographic region is detailed in Note 12 of Notes to Consolidated Financial Statements. Net sales in fiscal year 1995 to unaffiliated customers in Europe increased by $1.0 million, or 83.3%, to $2.2 million from $1.2 million in fiscal year 1994. The increase is primarily attributable to the turnaround in the semiconductor industry and the strengthening of the European economy. Net sales in fiscal year 1995 to unaffiliated customers in the U.S. were $11.1 million, down 24.0%, or $3.5 million, compared to $14.6 million in fiscal year 1994. The decrease was primarily due to the sale of the Company's 1149 product line during the second quarter of fiscal year 1995. Net sales in fiscal year 1995 to unaffiliated customers in the Far East decreased by 34.0% or $5.3 million, to $10.3 million from $15.6 million in fiscal year 1994, due primarily to the sale of the Company's 1149 product line.

GROSS PROFIT. Gross profit in fiscal year 1995 decreased $3.6 million or 25.2% to $10.7 million from $14.3 million in fiscal year 1994. Fiscal year 1995's gross profit as a percent of net sales of 45.4% remained relatively consistent with fiscal year 1994's gross profit of 45.7%. This continued lower level of gross profit was attributable to the sale of the 1149 tester product line and significant charges for obsolete inventory, primarily due to component parts purchased and assembled in anticipation of customized sales which did not occur due to the lack of customer commitments and failure of the Company to meet design specifications.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense in fiscal year 1995 decreased $3.9 million or 25.7%, to $11.3 million from $15.2 million in fiscal year 1994. The decrease was primarily attributable to lower selling expenses due to headcount reductions caused by the 1149 Tester product line sale. As a percentage of net sales, the selling, general and administrative expense decreased from 48.6% in fiscal year 1994 to 47.7% in fiscal year 1995.

RESEARCH AND DEVELOPMENT EXPENSE. In fiscal year 1995, research and development expense decreased $2.4 million, or 39.3%, to $3.7 million from $6.1 million in fiscal year 1994. The decrease was primarily due to headcount reductions caused by the sale of the 1149 tester product line. As a percentage of net sales, research and development expenses decreased to 15.8% from 19.6% for the prior year.

UNUSUAL AND NONRECURRING INCOME AND EXPENSE. In fiscal year 1995, unusual and nonrecurring income and expense items consisted of a $5.2 million gain on the sale of the 1149 tester product line, a $1.9 million gain on the settlement with SymTek, a $0.8 million charge for costs associated with the severance of the Company's Chief Executive Officer, and a $0.2 million charge for closing a Japanese facility.

INTEREST EXPENSE. Net interest expense decreased $1.0 million or 76.9%, to $0.3 million in fiscal year 1995 from $1.3 million in fiscal year 1994. The decrease is due to the reduction of debt made possible by the proceeds received from the sale of the 1149 tester product line. As a percentage of net sales, interest expense decreased to 1.1% from 4.1%.

INCOME TAX PROVISION. The Company's income tax provision for fiscal year 1995 and fiscal year 1994 was attributable to alternative minimum taxes and foreign income taxes. The Company has recorded valuation allowances against all benefits associated with net operating loss carryforwards due to uncertainty regarding their ultimate realization.

LIQUIDITY AND CAPITAL RESOURCES

During fiscal year 1996, the Company used $0.3 million of cash in its operating activities. The primary uses of cash were the payments of accounts payable and accrued liabilities. Capital expenditures for fiscal 1996 were $0.6 million.

In August of 1995 the Company completed a private placement offering of 1,500,000 shares of Common stock resulting in net proceeds of $4.6 million from several accredited investors. The proceeds from the private placement were used for working capital purposes.

In December of 1995, the Company received $1.5 million in settlement of the escrow agreement established with Megatest Corporation in connection with the sale of the 1149 tester product line which occurred in November of 1994. These funds were also used for working capital purposes.

In February of 1996, the Company received $500,000 from Hambrecht & Quist Guaranty Finance L.P. ("H&Q") pursuant to its exercise of stock purchase warrants for 160,000 shares of the Company's common stock. H&Q had earned these warrants under a previous financing agreement it had entered into with the Company. The Company is using these funds for working capital purposes.

During fiscal year 1995, the Company used $5.9 million of cash in its operating activities. The primary uses of cash in operating activities were $7.8 million for the settlement of accounts payable and accrued liabilities. Cash used by operating activities was partially off-set due to the reduction of inventory. The Company was also able to generate cash flow through the sale of inventory accumulated during prior fiscal years and improved collection of accounts receivable.

In the second quarter of fiscal year 1995, the Company completed the sale of its 1149 tester product line to Megatest. The sale generated $10.8 million in cash, as well as a $1.9 million decrease in liabilities assumed by Megatest. Concurrent with the acquisition, Megatest purchased 315,789 shares of the Company's Non-voting Series A Preferred stock for $1.5 million.

Also during the second quarter of fiscal 1995, the Company used $3.5 million of the proceeds from the sale of the 1149 tester product line in settlement of $4.5 million of outstanding trade payables. The difference between the trade payables and the cash used resulted in an extraordinary gain of $1.0 million, net of $21,000 provision for taxes. The Company also reached a settlement with SymTek, consequently realizing a one-time gain of $1.9 million, ($1.3 million was received in cash, and $0.6 million was a reduction in liabilities).

In addition, upon the closing of the sale of the Company's 1149 tester product line, the Company repaid $500,000 on its financing arrangement with H&Q, purchased the equipment subject to the Company's equipment lease with H&Q for $640,137 and deposited $3,710,950 with H&Q to secure current and future obligations of the Company. In return, H&Q extended the term of the financing arrangement. Effective December 23, 1994, the financing arrangement with H&Q was terminated and all amounts owed were paid by the Company from the deposit. The Company repurchased 140,000 common shares from H&Q for $1,400,000 pursuant to a put option. At that time, all current agreements with H&Q were terminated and replaced with a new lease on the Company's world headquarters building effective through April of 1996. In May of 1995, H&Q determined that the deposit amounts on hand were sufficient to release the Company from the obligation to make further monthly lease and deposit payments.

FINANCIAL POSITION. Current assets at June 29, 1996, were $15.7 million, or $6.0 million higher than the amount of current assets of $9.7 million at June 24, 1995. This increase is principally due to an increase in cash of $6.6 million offset by amortization of the Company's prepaid lease costs.

Current liabilities at June 29, 1996, were $3.1 million, a decrease of $3.8 million from the amount of current liabilities of $6.9 million at June 24, 1995. Settlement of the shareholders' lawsuit by the issuance of 200,000 shares of common stock eliminated the $1.2 million reserve that existed at June 24, 1995. The remaining decrease is due to reduction of accounts payable and accrued liabilities and amortization of unearned service revenue.

Working capital was positive at the end of the fiscal year 1996 at $12.6 million, an increase of $9.7 million since June 24, 1995. The increase is primarily due to the cash proceeds from the private placement and the funds received from the escrow settlement.

Management believes that cash flows from operations will sustain the Company's continuing operation at their current level. The Company's anticipated capital needs for fiscal 1997 are related to the development of additional handler products. The Company currently anticipates no significant asset purchases.

FEDERAL TAX MATTERS

         The Company paid only nominal federal and state income taxes in fiscal years 1994, 1995 and 1996. At June 29, 1996, the Company had federal net operating loss carryforwards for tax reporting purposes of approximately $23.7 million, a portion of which is subject to annual limitation under Section 382 of the Internal Revenue Code. See Note 7 of Notes to Consolidated Financial Statements.

FOREIGN CURRENCY EFFECTS

         The vast majority of the Company's transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically had little impact on the Company.

EFFECTS OF INFLATION

         Inflation has not been a significant factor in the Company's operations over the last three fiscal years, and it is not expected to affect operations in the future.

IMPACT OF ACCOUNTING STANDARDS

         In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company currently intends to continue following the guidance of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," for measurement and recognition of stock-based transactions with employees and therefore the adoption of SFAS No. 123 will not have an impact on the Company's financial position or results of operations. The Company will adopt the disclosure provisions of SFAS No. 123 in fiscal 1997.

         Accounting standards requiring establishment of liabilities for postretirement and postemployment benefits other than pensions are presently not applicable for the Company as the type of benefits addressed by these standards are not currently provided by the Company.

RISK FACTORS

         Except for the historical information contained herein, certain of the matters discussed in this annual report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These "forward-looking statements" involve certain risks and uncertainties, including, but not limited to, the following: (1) fluctuations and periodic downturns in the semiconductor market which often have had a disproportionately negative effect on manufacturers of semiconductor capital equipment; (2) rapid changes in technology and in tester and handler products, which the Company must respond to successfully in order for its products to avoid becoming noncompetitive or obsolete; (3) customer acceptance of the Company's new products, including the MCT 5100 and MCT 7632 handlers; (4) possible loss of any of the Company's key customers, who account for a substantial percentage of the Company's business; and (5) the possible adverse impact of competition in markets which are highly competitive. All forecasts and projections in this report are "forward-looking statements," and are based on management's current expectations of the Company's near-term results, based on current information available pertaining to the Company, including the risk factors discussed above.
Actual results could differ materially.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. The financial information by Quarter is included in Item 6 of this Annual Report on Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         This Item is not applicable.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (a) Directors. The names and ages of the directors, their current positions with the Company, and their years since election are as follows:

Name and Age                 Position                           Director Since
- ------------                 --------                           --------------

Roger E. Gower, 56           Chairman of the Board,                  1995
                             President, Chief Executive
                             Officer, Secretary and Director

David M. Sugishita, 48       Senior Vice President of                1994
                             Finance/Administration,
                             Chief Financial Officer,
                             and Director (no longer an
                             active employee)

D. James Guzy, 60            Director                                1993

Patrick Verderico, 52        Director                                1992

Donald VanLuvanee, 51        Director                                1995


         Mr. Gower joined the Company as Chairman of the Board, President, Chief Executive Officer and Director in April, 1995. Prior to that time, Mr. Gower was employed by Datamedia Corporation of Nashua, New Hampshire, a network and PC security software development company, where he served as President and Chief Executive Officer since 1991. Prior to 1991 he was President and Chief Executive Officer of Intelledex, Inc., a Corvallis, Oregon-based manufacturer of robotic and automation systems for the semiconductor and disk drive manufacturing industries. Earlier in his career, Mr. Gower served as President of Qume, a $200 million printer manufacturer and wholly owned subsidiary of ITT, and as a general manager with Texas Instruments. Mr. Gower holds a BS degree in Electrical Engineering.

         Mr. Sugishita became a director of the Company in August 1994. He has served as Senior Vice President of Finance and Chief Financial Officer since April 1994. At the end of the term of his employment agreement in February 1995, Mr. Sugishita stopped receiving a salary and significantly reduced his time commitment to the Company. He has continued to advise and consult with the Board and management as needed. As of August 28, 1995 he assumed the position of Senior Vice President and Chief Financial Officer of Actel Corporation which designs, develops and markets field programmable gate arrays. Previously he served as Vice President and Corporate Controller as well as Chief Accounting Officer at Applied Materials, Inc., the world's largest manufacturer of semiconductor wafer fabrication equipment headquartered in Santa Clara, California, from 1991 until he joined the Company. From 1982 to 1991, he served as Vice President of Finance for the Semiconductor Group of National Semiconductor Corp. ("NSC"). Mr. Sugishita has an MBA degree.

         Mr. Guzy became a director of the Company in July 1993 and has been President since 1969 of the Arbor Company, a California limited partnership engaged in the electronics and computer industry. Mr. Guzy is also a director of Intel Corporation, Cirrus Logic, Inc., Novellus Corporation, Frame Technology Corporation, Alliance Capital Management Technology Fund and the Davis Group of Funds. Mr. Guzy is a member of the Audit and Compensation Committees.

         Mr. Verderico has been a director of the Company since December 1992. He is currently an independent business consultant. From April 1, 1996 through July 31, 1996 he served as Chief Operating Officer and Executive Vice President of Maxtor Corporation which develops, manufactures and markets hard disk drives for desktop and mobile computer systems. From January 1994 through March 1996, he was Vice President, Finance and Chief Financial Officer of Creative Technology, Ltd., a California and Singapore based manufacturer and distributor of multi-media products. From October 1992 to January 1994, he was Vice President, Finance and Administration, and Chief Financial Officer of Cypress Semiconductor, Inc., a manufacturer of integrated circuits located in San Jose, California. From June 1992 to October 1992, he was Senior Vice President of Technology Solutions Company, a management consulting firm. From July 1989 to May 1992, he was a partner in management consulting with Coopers & Lybrand. Prior to that time, he held a number of financial and operations positions with several companies, including NSC. He is also a director of Catalyst Semiconductor. Mr. Verderico is also a member of the Audit and Compensation Committees.

         Mr. VanLuvanee was appointed to the Board in November 1995 to fill a vacancy. Since July 1992, he has been President and Chief Executive Officer of Electro Scientific Industries, Inc., a Portland, Oregon company which designs and manufactures sophisticated manufacturing equipment for the worldwide electronics industry. From 1991 to July 1992, he was President and Chief Executive Officer of Mechanical Technology Incorporated, a supplier of contract research and development services and a manufacturer of technologically advanced equipment. From 1990 to 1991, he was President and Chief Executive Officer of BCT Spectrums, Inc., a supplier of vacuum deposition systems. Mr. VanLuvanee is also a member of the Audit and Compensation Committees.

         Directors serve until the next annual meeting of the shareholders at which their successors are elected, or until their prior resignation, removal or incapacity.

         (b) Executive Officers. The names and ages of the executive officers, their current positions with the Company, and their years of appointment are as follows:

Name and Age                 Position                           Officer  Since
- ------------                 --------                           --------------

Roger E. Gower, 56           Chairman of the Board,                   1995
                             President, Chief Executive
                             Officer, Secretary and Director

David M. Sugishita, 48       Senior Vice President of                 1994
                             Finance/Administration,
                             Chief Financial Officer,
                             and Director

John Kingery, 41             Vice President of                        1995
                             Engineering

Donald Lehman, 44            Vice President of                        1995
                             Manufacturing

Dennis Nelson, 50            Executive Vice President of              1996
                             Sales and Marketing


         The business experiences of Mr. Gower and Mr. Sugishita are described in the previous section of this Item 10.

         Mr. Kingery joined the Company in 1980. He was appointed Vice President of Engineering in February, 1995. Prior to that time, Mr. Kingery held numerous positions in Engineering, Marketing and Management. He has been responsible for bringing most of the Company's products through development and/or to market, from the 3600s, through the 4600/4610s, to the current 7632. He holds a BS degree in Mechanical Engineering.

         Mr. Lehman rejoined the Company as Vice President of Manufacturing in August 1995. From February of 1992 until August of 1995 he was employed by Addco Corporation and Laser Machining, Inc. where he held operations management positions. Mr. Lehman originally joined the Company in February of 1981. Until he left the Company in 1992, he served in a variety of roles with responsibility for materials management, production operations, test, quality, manufacturing engineering, and continuation engineering. Mr. Lehman holds a BA degree from the University of California, Santa Barbara.

         Mr. Nelson joined the Company as Executive Vice President of Sales and Marketing in June, 1996. Prior to that time, Mr. Nelson was employed by Credence Systems, a manufacturer of test systems for the semiconductor industry, for seven years where he was the Vice President of Western Sales. Prior to 1989, Mr. Nelson worked for over thirteen years for Teradyne, Inc., also a manufacturer of test systems for the semiconductor industry, working in engineering and several different sales and sales management positions. He holds a B.S. Degree in Electrical Engineering from the University of Minnesota.

         Executive officers serve indefinite terms which expire when their successors are appointed, or until their prior resignation, removal or incapacity.

         (c) Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 requires directors, officers and ten-percent shareholders to file initial reports of beneficial ownership and reports of changes in beneficial ownership with the Securities and Exchange Commission. Such persons are also required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company, and written representations from such persons, the Company believes that all Section 16(a) filing requirements applicable to its directors, officers and ten-percent shareholders were complied with for fiscal 1996.


ITEM 11.  EXECUTIVE COMPENSATION

         Summary Compensation. The following table contains summary information concerning the annual compensation paid by the Company for fiscal 1996, 1995 and 1994 to (a) the Company's Chief Executive Officer and (b) each of the three other most highly compensated executive officers who were serving as executive officers at the end of fiscal 1996 and whose salary and bonus for fiscal 1996 exceeded $100,000:

                                                                             Number
                                        Annual Compensation                  Share
                         ----------------------------------------------    Underlying
Name & Principal                                           Other Annual      Options     All Other
   Position              Year      Salary       Bonus      Compensation      Granted    Compensation
   --------              ----      ------       -----      ------------      -------    ------------
Roger E. Gower           1996     $252,500     $100,000     $ 34,131(1)            0     $      0
Chairman, President,     1995     $ 57,298     $      0     $      0         300,000     $      0
CEO & Secretary(2)       1994           --           --           --              --           --

John Matsushima          1996     $130,000     $      0     $      0               0     $      0
Vice President/          1995     $ 60,000     $      0     $      0          40,000     $      0
Controller(3)            1994           --           --           --              --           --

Samuel Johnston          1996     $132,486     $ 75,000     $      0               0     $      0
Acting Managing          1995           --           --           --              --           --
Director of MCT          1994           --           --           --              --           --
Asia

Harvey Levitt            1996     $111,330     $      0     $      0               0     $ 50,000(4)
Vice President           1995     $ 84,135     $      0     $      0          25,000     $      0
of Corporate             1994           --           --           --              --           --
Services(3)


(1)   Includes relocation expenses.
(2)   Mr. Gower was appointed to these positions on April 1, 1995.
(3) Mr. Matsushima resigned effective July 19, 1996 and Mr. Levitt resigned effective June 14, 1996.
(4)   Includes severance payment.

         Aggregated Option Exercises and Year-End Option Values. The following table contains information concerning the aggregated option exercises during fiscal 1996 and the year-end option values for the executive officers named in the Summary Compensation Table:

                                                       Number of
                                                    Shares Underlying            Value of In-the-Money
                       Shares                      Unexercised Options           Unexercised Options
                      Acquired       Value         at Fiscal Year-End             at Fiscal Year-End
Name                 On Exercise   Realized     Exercisable/Unexercisable      Exercisable/Unexercisable
- ----                 -----------   --------     -------------------------      -------------------------
Roger E. Gower             0              0          225,000/75,000                $365,625/$121,875

John Matsushima            0              0           20,000/20,000                  $32,500/$32,500

Samuel Johnston            0              0           10,000/10,000                  $16,250/$16,250

Harvey Levitt         12,500        $27,344                0/12,500                       $0/$20,313


         Board Compensation. Directors are paid out-of-pocket expenses plus $1,200 for each Board meeting and $400 for each committee meeting which they attend, or $300 for each committee meeting which is held on the same day as a Board meeting. On November 30, 1995, Mr. VanLuvanee was granted a nonqualified option for 10,000 shares of Common stock, at a price of $7.50 per share, as additional compensation for agreeing to serve as a director. On June 28, 1996, Messrs. Verderico, Guzy and VanLuvanee were each granted nonqualified options for 10,000 shares of Common stock, at a price of $3.375 per share, pursuant to the Stock Option Agreement for Outside Directors, as additional compensation for agreeing to serve as directors. The options become exercisable in 50% increments on the first and second anniversaries of the date of grant. The options must be exercised within five years after the date of grant or, if earlier, within 12 months after the director ceases being a director.

         Agreements with Officers. Effective March 28, 1995, the Company entered into an employment agreement with Mr. Gower. The current agreement may be terminated by either party with 60 days prior written notice. The agreement will also terminate upon the death, disability or breach of the agreement by Mr. Gower. In the event Mr. Gower's employment is terminated by the Company, the Company shall continue to pay Mr. Gower his then current base salary for 12 months thereafter. The Company shall also pay or reimburse Mr. Gower for reasonable moving expenses incurred by him in connection with his move from Boston, Massachusetts to Minneapolis, Minnesota, including reasonable expenses for furnished lodging in Minneapolis-St. Paul through the end of fiscal year 1997.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the ownership of the Common stock as of August 1, 1996, (i) by each person known to the Company to own beneficially more than five percent of the outstanding shares of Common stock, (ii) by each of the Company's executive officers named in the Executive Compensation Table, (iii) by each of the Company's directors, and (iv) by all of the executive officers and directors as a group:

                                               Shares Beneficially Owned
Name and Address of                            -------------------------
Beneficial Owner                               Number            Percent
- -------------------                            ------            -------

FIVE PERCENT STOCKHOLDERS
Perkins Capital Management, Inc. (1)          1,333,550           19.02%
  730 East Lake Street
  Wayzata, MN 55391

Kopp Investment Advisors, Inc. (2)              861,500           12.29%
  6600 France Avenue South
  Edina, MN 55435

Hambrecht & Quist Guaranty Finance L.P. (3)     401,070            5.56%
  One Bush Street
  San Francisco, CA  94104



DIRECTORS AND EXECUTIVE OFFICERS
Roger E. Gower (4)                                       225,000         3.11%
David M. Sugishita (4)                                   125,000         1.75%
John Matsushima (4) (5)                                   20,000           *
Harvey Levitt (5)                                              0           *
Samuel Johnston (4)                                       12,600           *
Patrick Verderico (4)                                     15,000           *
D. James Guzy (4)                                         55,000           *
Donald VanLuvanee                                              0           *
All directors and executive                              488,150         6.56%
 officers as a group (eight in number) (4)

 *       Denotes less than 1% of shares outstanding


(1)      Perkins Capital Management, Inc. is a registered investment advisor.

(2) Kopp Investment Advisors, Inc. is a registered investment advisor. Includes 10,000 shares owned by Leroy C. Kopp IRA.

(3) Includes 199,807 shares deemed beneficially owned by virtue of the right to acquire them within 60 days pursuant to exercise of the Company's stock purchase warrants.

(4) Includes shares deemed beneficially owned by virtue of the right to acquire them within 60 days pursuant to exercise of the Company's stock options as follows: Mr. Gower - 225,000; Mr. Sugishita - 125,000; Mr. Matsushima - 20,000; Mr. Johnston - 10,000; Mr. Verderico - 15,000; Mr. Guzy - 15,000; and all directors and executive officers as a group - 435,000.

(5) Mr. Matsushima resigned effective July 19, 1996, and Mr. Levitt resigned effective June 14, 1996.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In July 1992, the Company entered into a financing agreement with H&Q that consisted of a sale-leaseback transaction on the Company's world headquarters facility and certain equipment, and a revolving line of credit. On January 23, 1995, the financing arrangement with H&Q was terminated and all amounts owed were paid by the Company. All agreements between the Company and H&Q were terminated as of that time, and replaced with a new lease on the Company's world headquarters building and a Collateral Agreement providing for a security deposit securing the Company's obligations under that lease. In the fiscal year ended June 29, 1996, the Company incurred rent expense of $444,314 through April 30, 1996 at which time the lease terminated.

         As additional consideration for the financing package, and for certain extensions and modifications to it, the Company issued H&Q stock purchase warrants entitling it to purchase 190,000 shares for $4.00 per share, and 266,365 shares for $5.00 per share. Warrants for 30,000 shares expire March 5, 1998, and the remainder of the warrants expire December 31, 1999.

         On August 17, 1995, the Company sold an additional 1,500,000 shares of its Common stock to several accredited investors in a private placement. This issuance triggered an antidilution provision in two of the warrant agreements held by H&Q, which increased the number of shares and reduced the exercise price of those warrants. The effect of this provision on those outstanding warrants was as follows:

    Before Private Placement                    After Private Placement
- --------------------------------          ---------------------------------
Number of                                 Number of
 Shares     Price     Expiration           Shares      Price     Expiration
 ------     -----     ----------           ------      -----     ----------

160,000     $4.00      12-31-99            204,800     $3.125     12-31-99
266,365     $5.00      12-31-99            426,184     $3.125     12-31-99


         Between September 26, 1995 and November 3, 1995, H&Q and its affiliates surrendered a total of 301,177 warrants in exchange for 165,102 shares of Common stock pursuant to a "cashless exercise" provision in the warrants. This provision allows the warrantholders to surrender the warrants and receive in exchange a number of shares equal to the percentage determined by dividing (a) the difference between the current market price of the Common stock and the warrant exercise price by (b) the current market price. On February 1, 1996, H&Q also exercised warrants covering 160,000 shares and paid the Company $500,000. As of August 1, 1996, H&Q and its affiliates held warrants to purchase 199,807 shares of Common stock.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)1.    CONSOLIDATED FINANCIAL STATEMENTS PAGE
Index to Consolidated Financial Statements....................................    F-1
Report of  Independent Auditors...............................................    F-2
Consolidated Balance Sheets as of June 24, 1995, and June 29, 1996............    F-3
Consolidated Statements of Operations for the Years Ended June 25,
     1994, June 24, 1995, and June 29, 1996...................................    F-5
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
     for the Years Ended June 25, 1994, June 24, 1995, and June 29,
     1996.....................................................................    F-7
Consolidated Statements of Cash Flows for the Years Ended June
     25, 1994, June 24, 1995, and June 29, 1996...............................    F-8
Notes to Consolidated Financial Statements....................................    F-9

(a)2. CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

         Schedule II -  Valuation Reserves for Fiscal Years 1994, 1995
                        and 1996..............................................    S-2


(a)3.    EXHIBITS

3A.      Bylaws of the Company as amended. (1)

3B.      Second Restated Certificate of Incorporation of the Company. (2)

4.       Specimen Certificate of Common stock. (1)

10A.     Agreements between the Company and Hambrecht & Quist Guaranty Finance.

         10A.i.   Warrant Purchase Agreement dated July 22, 1992. (1)

         10A.ii. Second Common stock Warrant Purchase Agreement dated August 10, 1993. (1)

         10A.iii. First Amendment to Restated Financing Agreement dated August
                  24, 1994, with attached Amendment to Warrant Purchase Agreement and Warrants. (2)

         10A.iv. Lease for the Company's corporate headquarters dated January 25, 1995. (4)

         10A.v.   Warrant Amendment Agreement dated October 31, 1995. (8)

         10A.vi.  First Amendment to Lease dated as of November 7, 1995. (8)

10B. Incentive Stock Option Plan as amended through June 27, 1996. (filed herewith)

10C. Incentive Bonus Plan adopted by the Board of Directors of the Company on May 26, 1993. (1)

10D. Form of Non-Competition Agreement between the Company and certain senior executive officers. (1)

10E. Promissory Note, Warrant Purchase Agreement, and Warrant between the Company and Mr. Duane A.Wille, dated July 1, 1993, as amended. (1)

10F. Sales Distributor Agreement between the Company and Intertrade Scientific, Inc. dated January 1, 1992. (1)

10G. Asset Purchase Agreement and Preferred stock Purchase Agreement between the Company and Megatest Corporation dated November 22, 1994. (3)

10H. Stock Purchase Agreement and Commission Agreement entered into between the Company and Cardine & Levy, dated September 25, 1995. (7)

10I.     Employment Agreement with David M. Sugishita dated August 19, 1994. (2)

10J.     Resignation Agreement with Daniel  J. Hill dated January 11, 1995. (4)

10K.     Employment Agreement with Roger E. Gower dated March 28, 1995. (5)

10L. Stock Option Agreement between the Company and Bentley Hall & Company dated April 19, 1994. (6)

10M. Employment Agreement with Dennis Nelson dated May 30, 1996. (filed herewith)

10N.     Employee Stock Purchase Plan. (9)

10O.     Stock Option Plan for Outside Directors. (9)

11. Computation of Earnings Per Common and Common Equivalent Share for the fiscal year ended June 29, 1996. (filed herewith)

21.      Revised Listing of Subsidiaries of the Company. (8)

23.      Consent of Deloitte & Touche LLP. (filed herewith)

27.      Financial Data Schedule (filed herewith)


(1) Incorporated by reference to the exhibits to the registration statement on Form S-1 filed by the Company on August 24, 1993, as amended, SEC File Number 33-67846.

(2) Incorporated by reference to the exhibits to the report on Form 10-K filed by the Company for the fiscal year ended June 25, 1994, file number 0-22384.

(3) Incorporated by reference to the report on Form 8-K filed by the Company on December 8, 1994, file number 0-22384.

(4) Incorporated by reference to the report on Form 10-Q filed by the Company for the quarter ended December 24, 1994, file number 0-22384.

(5) Incorporated by reference to the report on Form 10-Q filed by the Company for the quarter ended March 25, 1995, file number 0-22384.

(6) Incorporated by reference to the report on Form 10-K filed by the Company for the fiscal year ended June 24, 1995, file number 0-22384.

(7) Incorporated by reference to the report on Form 10-Q filed by the Company for the quarter ended September 30, 1995, file number 0-22384.

(8) Incorporated by reference to the exhibits to the Registration Statement on Form S-1 filed by the Company on November 2, 1995, as amended, SEC File Number 33-98940.

(9) Incorporated by reference to the exhibits to the Registration Statement on Form S-8 filed by the Company on October 31, 1994, as amended, SEC File Number 33-85766.

(b)      REPORTS ON FORM 8-K

         There was no Form 8-K filed during the fourth quarter of fiscal 1996.



                        MICRO COMPONENT TECHNOLOGY, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


a.)  CONSOLIDATED FINANCIAL STATEMENTS                                           PAGE
Report of Independent Auditors.................................................  F-2
Consolidated Balance Sheets as of June 24, 1995 and June 29, 1996..............  F-3
Consolidated Statements of Operations for the Years Ended June 25, 1994,
         June 24, 1995, and June 29, 1996......................................  F-5
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
         for the Years Ended June 25, 1994, June 24, 1995, and June 29, 1996...  F-7
Consolidated Statements of Cash Flows for the Years Ended June 25, 1994,
         June 24, 1995, and June 29, 1996......................................  F-8
Notes to Consolidated Financial Statements.....................................  F-9

b.)  CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

Schedule II - Valuation Reserves for Fiscal Years 1994, 1995 and 1996.........   S-2



                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of Micro Component Technology, Inc.

         We have audited the accompanying consolidated balance sheets of Micro Component Technology, Inc. and its subsidiaries (the Company) as of June 24, 1995, and June 29, 1996, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended June 29, 1996. Our audits also include the schedule listed in the Index at Item 14(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 24, 1995, and June 29, 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 29, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




Minneapolis, Minnesota
August 19, 1996


                        MICRO COMPONENT TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                          June 24,   June 29,
                                                            1995      1996
                                                          -------    -------
                                                            (in thousands)
                             ASSETS
Current Assets:
     Cash and cash equivalents .......................    $ 1,156    $ 7,793
     Notes and accounts receivable, less allowance for
       doubtful accounts in 1995 and 1996 of $100
       and $585, respectively ........................      4,039      4,380
     Inventories, less allowance for obsolescence
       in 1995 and 1996 of $4,747 and $5,041,
       respectively ..................................      3,032      3,013
     Prepaid lease costs .............................        798       --
     Other ...........................................        647        540
                                                          -------    -------
              Total current assets ...................      9,672     15,726
                                                          -------    -------

Property, Plant and Equipment:

     Buildings and improvements ......................        384        205
     Machinery and equipment .........................      4,273      3,503
     Furniture and fixtures ..........................      2,647        955
                                                          -------    -------
                                                            7,304      4,663
       Less accumulated depreciation .................      6,519      3,485
                                                          -------    -------

                Property, plant and equipment, net ...        785      1,178
                                                          -------    -------

Other assets .........................................         98         76
Net assets of discontinued operations ................        977       --
                                                          -------    -------

              Total assets ...........................    $11,532    $16,980
                                                          =======    =======

                 See Notes to Consolidated Financial Statements.




                        MICRO COMPONENT TECHNOLOGY, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                                                          June 24,      June 29,
                                                                            1995          1996
                                                                          -------       -------
                                                                              (in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current obligations under debt facilities and financing
       obligations ...................................................    $    363     $    352
     Accounts payable ................................................       1,791        1,044
     Accrued compensation ............................................         560          679
     Unearned service revenue ........................................         921          324
     Accrued severance ...............................................         410          170
     Other accrued liabilities .......................................       1,653          519
     Shareholder's lawsuit ...........................................       1,175         --
                                                                          --------     --------
       Total current liabilities .....................................       6,873        3,088

Long-term debt and financing obligations .............................          41          183

Commitments and Contingencies (Note 9)

Stockholders' Equity:
     Common, $.01 par value, 20,000,000 authorized,
       5,126,142 and 7,187,244 issued, respectively ..................          50           70
     Redeemable convertible preferred stock, $.01 par value, 1,000,000
       authorized, 315,789 issued ....................................       1,500        1,500
     Additional paid-in capital ......................................      37,251       43,463
     Cumulative translation adjustment ...............................         279          (82)
     Accumulated deficit .............................................     (30,154)     (26,934)
     Treasury stock, 176,074 common shares
       at cost .......................................................      (4,308)      (4,308)
                                                                          --------     --------
         Total stockholders' equity ..................................       4,618       13,709
                                                                          --------     --------
         Total liabilities and stockholders' equity ..................    $ 11,532     $ 16,980
                                                                          ========     ========

                 See Notes to Consolidated Financial Statements.



                        MICRO COMPONENT TECHNOLOGY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  Year Ended
                                                                     ---------------------------------
                                                                     June 25,     June 24,     June 29,
                                                                       1994         1995         1996
                                                                       ----         ----         ----
                                                                   (in thousands except for per share data)
Net sales .......................................................    $ 31,324     $ 23,635     $ 22,318
Cost of sales ...................................................      16,996       12,896        9,319
                                                                     --------     --------     --------

Gross profit ....................................................      14,328       10,739       12,999

Operating expenses:
     Selling, general and administrative ........................      15,216       11,267        7,933
     Research and development ...................................       6,141        3,727        4,260
     Unusual and nonrecurring items .............................       5,174       (6,178)      (1,524)
                                                                     --------     --------     --------

       Total operating expenses .................................      26,531        8,816       10,669
                                                                     --------     --------     --------

Income (loss) from operations ...................................     (12,203)       1,923        2,330
Interest expense ................................................       1,304          420           32
Interest income .................................................        --           (148)        (278)
                                                                     --------     --------     --------

Income (loss) before income taxes, discontinued operations and
  extraordinary item ............................................     (13,507)       1,651        2,576
Income tax provision ............................................         132           85            8
                                                                     --------     --------     --------

Income (loss) from continuing operations ........................     (13,639)       1,566        2,568
Discontinued operations (Note 14):
        Income (loss) from operations of discontinued
            ITS subsidiary (less applicable income taxes
            of $6 in fiscal 1994) ...............................      (1,750)        (632)        --
        Income (loss) on disposal of ITS, including provision
          of $227 in fiscal year 1995 for operating losses during
          phase-out period ......................................        --         (3,265)         652
                                                                     --------     --------     --------
Income (loss) before extraordinary item .........................     (15,389)      (2,331)       3,220

Extraordinary item (less applicable income taxes of $21) ........        --          1,005         --
                                                                     --------     --------     --------

Net income (loss) ...............................................     (15,389)      (1,326)       3,220
Dividends on preferred stock ....................................         158         --           --
                                                                     --------     --------     --------

Net income (loss) applicable to common stock ....................    $(15,547)    $ (1,326)    $  3,220
                                                                     ========     ========     ========

Per Share Data:
     Income (loss) from continuing operations ...................    $  (3.34)    $   0.30     $   0.35

     Discontinued operations ....................................    $  (0.43)    $  (0.74)    $   0.09

     Income (loss) before extraordinary item ....................    $  (3.77)    $  (0.44)    $   0.44

     Extraordinary item .........................................    $   --       $   0.19     $   --

     Net income (loss) attributable to common stock .............    $  (3.80)    $  (0.25)    $   0.44

     Average common and common equivalent shares outstanding ....       4,087        5,240        7,246

                 See Notes to Consolidated Financial Statements.




                        MICRO COMPONENT TECHNOLOGY, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                  (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                Preferred Stock                         Common Stock
                                ---------------     ---------------------------------------------------
                                                       Common               Class A          Class B
                                                    --------------     ----------------  --------------
                                                              Par                  Par             Par
                                Shares    Value     Shares   Value     Shares     Value  Shares   Value
                                ------    -----     ------   -----     ------     -----  ------   -----
Balance at June 26, 1993         30,000      $1                       1,487,500    $15   513,090    $5
   Dividends on Series A
     Preferred Stock ($1.26
     per share)
   Net Loss
   Warrants Issued
   Common Stock Issued                             2,200,000   22
   Translation Adjustment
   Conversion or Exchange to
     Common Stock (Note 4)     (30,000)      (1)   2,800,160   28    (1,487,500)   (15) (513,090)   (5)
                               -------   ------    ---------  ---    ----------    ---   -------    ---

Balance at June 25, 1994              -       -    5,000,160   50             -      -         -      -
  Net Income
  Common Stock Issued                                 70,982    1
  Receivables Written Off
  Shares Issued on Exercise
    of Options                                        55,000    -
  Treasury Stock Purchased                                     (1)
  Preferred Stock Issued        315,789  1,500
  Translation Adjustment
                               --------  -----     ---------   ---   ----------    ---  -------    ---

Balance at June 24, 1995        315,789  1,500     5,126,142   50             -      -       -       -
    Net Income
    Common Stock Issued                            1,700,000   17
    Shares Issued on Exercise
      of Options                                      36,000    -
    Shares Issued on Exercise
      of Warrants                                    325,102    3
    Translation Adjustment
                                -------   ------   ---------   ---    ----------    ---  --------   ---

Balance at June 29, 1996        315,789   $1,500   7,187,244   $70             -      -         -     -
                                =======   ======   =========   ===    ==========    ===  ========   ===


[WIDE COLUMNS--CONTINUED FROM ABOVE]


                                      Receivables                  Treasury Stock
                               Add'l     from    Cum      Accum-   ---------------
                              Paid-In   Stock-  Transl.  ulated    Class A  Common
                              Capital  Holders   Adj.   Deficit    Shares    Cost
                              -------  -------   ----   -------    ------    ----
Balance at June 26, 1993       $1,447  $(159)   $361  $(13,281)   36,074  $(2,908)
                               ------  -----    ----  --------   -------  -------
   Dividends on Series A
     Preferred Stock ($1.26
     per share)                                           (158)
   Net Loss                                            (15,389)
   Warrants Issued                 52
   Common Stock Issued         21,686
   Translation Adjustment                       (109)
   Conversion or Exchange to
     Common Stock (Note 4)     12,306
                              -------  -----    ----  --------   -------  -------

Balance at June 25, 1994       35,491   (159)    252   (28,828)   36,074   (2,908)
  Net Income                                            (1,326)
  Common Stock Issued             191
  Receivables Written Off                159
  Shares Issued on Exercise
    of Options                    168
  Treasury Stock Purchased      1,401                            140,000   (1,400)
  Preferred Stock Issued
  Translation Adjustment                          27
                              -------   -----   ----  --------   -------  -------

Balance at June 24, 1995       37,251      -     279   (30,154)  176,074   (4,308)
    Net Income                                           3,220
    Common Stock Issued         5,618
    Shares Issued on Exercise
      of Options                   98
    Shares Issued on Exercise
      of Warrants                 496
    Translation Adjustment                      (361)
                              -------   -----   ----  --------   -------  -------

Balance at June 29, 1996      $43,463       -   $(82) $(26,934)  176,074  $(4,308)
                              =======   =====   ====  ========   =======  =======

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.















                        MICRO COMPONENT TECHNOLOGY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                Year Ended
                                                                      --------------------------------
                                                                      June 25,    June 24,     June 29,
                                                                       1994         1995         1996
                                                                       ----         ----         ----
                                                                               (In Thousands)
Cash flows from operating activities:
     Net income (loss) ............................................  $(15,389)    $ (1,326)    $  3,220
     Adjustments to reconcile net income (loss) to net cash
       used by operating activities:
          Extraordinary item ......................................      --         (1,026)        --
          Depreciation and amortization ...........................     1,062          903          463
          Unusual and nonrecurring ................................     5,174       (6,178)      (1,524)
          Deferred income taxes ...................................       (34)        --           --
          Unearned service revenue ................................       124          (34)        --
          Proceeds from SymTek Settlement .........................      --          1,325         --
          Other, net ..............................................      (396)        (347)          (4)
          Changes in assets and liabilities:
              Notes and accounts receivable .......................     2,067        1,022         (170)
              Inventories .........................................    (9,473)       6,033           19
              Other current assets ................................      (187)        (752)         905
              Accounts payable ....................................     6,432       (6,223)        (747)
              Accrued compensation ................................      (280)        (419)         119
              Other accrued liabilities ...........................    (1,992)      (1,164)      (2,046)
              Other assets ........................................       310          (27)          22
              Discontinued operations .............................       496        2,272         (595)
                                                                     --------     --------     --------

     Total adjustments ............................................     3,303       (4,615)      (3,558)
                                                                     --------     --------     --------
  Net cash used by operating activities ...........................   (12,086)      (5,941)        (338)
Cash flows from investing activities:
     Proceeds from sale of property, plant and equipment ..........      --             96           23
     Additions to property, plant and equipment ...................    (1,740)        (120)        (642)
     Proceeds from sale of product line ...........................      --          9,529        1,524
     Discontinued operations ......................................      (342)           6        1,401
                                                                     --------     --------     --------
  Net cash provided (used) by investing activities ................    (2,082)       9,511        2,306
Cash flows from financing activities:
     Borrowings under credit agreements ...........................     2,037         --           --
     Payments under credit agreements .............................      --         (1,950)        --
     Proceeds from debt issuance ..................................       100         --           --
     Repayments of debt ...........................................    (7,250)      (2,715)        (102)
     Proceeds from issuance of stock ..............................    21,708        1,500        5,132
     Discontinued operations ......................................    (2,019)        (121)        --
                                                                     --------     --------     --------
  Net cash provided (used) by financing activities ................    14,576       (3,286)       5,030
Effects of exchange rate changes ..................................        53           27         (361)
                                                                     --------     --------     --------
Net increase in cash ..............................................       461          311        6,637
Cash at beginning of year .........................................       384          845        1,156
                                                                     --------     --------     --------
Cash at end of year ...............................................  $    845     $  1,156     $  7,793
                                                                     ========     ========     ========

                 See Notes to Consolidated Financial Statements



                        MICRO COMPONENT TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING
         POLICIES

         The Company designs, manufactures, markets and services automatic test equipment consisting of both handling and testing equipment for the semiconductor industry. The Company's handlers are designed to handle most integrated circuit ("IC") device packages currently in production. The Company's testers are used to test logic, mixed signal, microprocessor, microperipheral and application-specific IC devices. The Company's major customers include SGS-Thomson Micro Electronics, Inc., Philips Semiconductors, Advanced Micro Devices and Motorola Incorporated.

         The Company's customers are supported by a network of offices and representatives across the United States, Europe, and throughout the Far East. The Company was formed in 1972 and is headquartered in Saint Paul, Minnesota.

CONSOLIDATION

         The consolidated financial statements include the accounts of the parent company and its subsidiary after elimination of all significant intercompany balances and transactions. The significant subsidiary is 100% owned.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates.

FISCAL YEAR

         The Company's fiscal year is 52 or 53 weeks, ending on the last Saturday in June.

CASH EQUIVALENTS

         Cash equivalents are all highly liquid temporary cash investments purchased with original maturities of three months or less. The fair market value of such investments approximates cost.

INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. Provision for obsolescence is made based on estimates of future sales and the related value of component parts.

REVENUE RECOGNITION

         Revenue for product sales is generally recognized upon shipment if all conditions precedent to the sale have been met or are assured of being met. If significant conditions regarding acceptance and right of return exist, revenue is not recognized until such conditions are met. Service revenue is deferred and amortized to earnings on a straight-line basis over the life of the service contract.

INCOME OR LOSS ON COMMON STOCK

         Income or loss per share data is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares are not included in the per share calculations when the effect of their inclusion would be antidilutive, except that, in accordance with Securities and Exchange Commission requirements, common and common equivalent shares issued during the twelve-month period prior to the initial public offering have been included in the calculation through the completion of the offering as if they were outstanding for the entire period, using the treasury stock method and an initial public offering price of $11.00 per share even if their effect is antidilutive. Dividends on Preferred stock have been deducted from net income to arrive at income or loss applicable to common shares.

PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are stated at cost. Depreciation is provided primarily by the straight-line method over the estimated useful lives of the assets for financial reporting and accelerated methods for tax purposes. Estimated lives used in computing depreciation are as follows:

     Buildings and improvements........................   7 to 26 years
     Machinery and equipment...........................   3 to 10
     Furniture and fixtures............................   3 to 10

PRODUCT WARRANTY

         Estimated costs of warranty obligations to customers are charged to expense and a related accrual is established at the time the product is sold.

INCOME TAXES

         The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109 (SFAS No. 109) "Accounting for Income Taxes." Deferred income tax benefits and deferred income taxes are recorded based on differences in the bases of assets and liabilities between the financial statements and the tax returns.

FOREIGN CURRENCY TRANSLATION

         Assets and liabilities of the foreign subsidiary are translated to U.S. dollars at year-end rates, and the statement of operations is translated at average exchange rates during the year. Translation adjustments arising from the translation of the foreign affiliates' net assets into U.S. dollars are recorded as a separate component of stockholders' equity.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         All financial instruments are held for purposes other than trading. The estimated fair values of financial instruments approximate their carrying amounts in the balance sheets.

NEW ACCOUNTING STANDARDS

         In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company currently intends to continue following the guidance of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," for measurement and recognition of stock-based transactions with employees and therefore the adoption of SFAS 123 will not have an impact on the Company's financial position or results of operations. The Company will adopt the disclosure provisions of SFAS No. 123 in fiscal 1997.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses for new product development are charged to expense as incurred.

RECLASSIFICATIONS

         Certain reclassifications have been made to the 1994 and 1995 consolidated financial statements to conform to the 1996 classification. These reclassifications had no impact on net losses or stockholders' equity as previously reported.


NOTE 2 - SALE OF 1149 TESTER PRODUCT LINE

         On November 22, 1994, the Company completed the sale of its 1149 tester product line to Megatest Corporation. The sale was for $10.8 million in cash, as well as $1.9 million of liabilities assumed by Megatest resulting in a gain on the sale of $5.2 million.

         An additional $2.0 million was placed in escrow pursuant to the sale agreement to provide for defined contingencies related to the 1149 tester product line. This amount was deferred until definitive resolution of the defined contingencies. In December 1995, the Company received approximately $1.5 million from the resolution of disputes concerning the $2 million escrow fund. Under the terms of the settlement, all disputes between the parties have been resolved. The Company has classified these amounts as unusual and nonrecurring gains in the results of operations for fiscal 1995 and 1996.

NOTE 3 - EXTRAORDINARY GAIN FROM EXTINGUISHMENT OF DEBT

         During the second quarter of fiscal 1995, the Company used $3.5 million of the proceeds from the sale of the 1149 tester product line in settlement of approximately $4.5 million of outstanding trade payables, not including the payables assumed by Megatest as part of the sale transaction. The difference between the trade payables and the cash used resulted in an extraordinary gain of $1,005,000, net of $21,000 provision for taxes.

NOTE 4 - DEBT RESTRUCTURING AND FINANCING AGREEMENTS

         In July 1992, the Company entered into a financing agreement with Hambrecht & Quist Guaranty Finance L.P. (H&Q). The agreement consisted of a sale-leaseback transaction of the Company's world headquarters facility which was treated as a financing transaction for financial reporting purposes. In consideration for the financing package, stock purchase warrants were originally issued to H&Q allowing them to purchase up to 190,000 shares of the Company's Common stock for $4.00 per share (See Note 11).

         As part of the financing agreement, the mortgagee of the Company's world headquarters facility agreed to forgive approximately $900,000 of past due accrued interest and receive 140,000 shares of Common stock in exchange for settlement of $1,400,000 of the mortgage. The remaining mortgage balance of $5,000,000 was then assumed on a nonrecourse basis by H&Q upon the purchase of the facility from the Company. The 140,000 shares of Common stock could be put back to the Company by the mortgagee for $1,400,000. These shares were repurchased by the Company for $1,400,000 in December 1994. The Company also entered into a new lease agreement with H&Q in December 1994. This amended agreement has been accounted for as a sale-leaseback transaction. Accordingly the land, building and financing obligation have been removed from the balance sheet. The resulting gain of $365,681 was deferred and recognized over the life of the operating lease which expired in April, 1996. The Company also prepaid all future lease payments, future estimated maintenance costs and future estimated property tax payments as part of the new lease agreement. These costs were also amortized over the life of the lease.

NOTE 5 - INVENTORIES

         Major components of inventories are as follows (in thousands):

                                                          1995         1996
                                                          ----         ----

               Raw materials..........................  $ 1,895       $1,215
               Work-in-process........................      590          484
               Finished goods.........................      547        1,314
                                                        -------       ------

                                                        $ 3,032       $3,013
                                                        =======       ======

         Inventories are net of reserves established for excess quantities and obsolescence, totaling approximately $4,747,000 and $5,041,364 at June 24, 1995 and June 29, 1996, respectively. Included in cost of sales for fiscal years 1994, 1995 and 1996, are additions to these reserves of approximately $2,939,000, $2,613,000 and $813,689, respectively. During fiscal year 1995, provisions for obsolescence were primarily due to component parts purchased and assembled in anticipation of customized sales which did not occur due to lack of customer commitments and failure of the Company to meet design specifications. Product design changes to enhance market acceptance also resulted in significant obsolescence of previously purchased and assembled inventory.

NOTE 6 - LONG-TERM DEBT

         Long-term debt and financing obligations consist of the following (in thousands):

                                                                            1995       1996
                                                                            ----       ----
       Notes payable to City of Shoreview and St. Paul Progress
         Corp. (a)....................................................    $   352     $   303
       Equipment lease agreements (b).................................         --         218
       Other .........................................................         52          14
                                                                          -------     -------
          Total long-term debt and financing obligations..............        404         535
       Less current obligations.......................................        363         352
                                                                          -------     -------
       Total long-term debt...........................................    $    41     $   183
                                                                          =======     =======

(a) Two term notes of $200,000; one bearing interest at 6% and the other at prime plus 1%, both secured by equipment. Interest is due monthly. Principal payments on $200,000 are due based on five-year amortization, with the remaining $200,000 due in full on March 22, 1998. The Company issued a warrant to purchase 10,000 shares of Common stock at an exercise price of $10.00 per share to St. Paul Progress Corp. in connection with its term loan of $200,000. The warrant expires March 5, 1998. The Company no longer has possession of the equipment securing the notes. This represents an event of default under the terms of the agreements, making them due and payable on demand. As a result, the outstanding principal balance has been classified as current at June 24, 1995 and June 29, 1996.

(b) Two 60-month equipment leases, bearing interest at 7%, for two Fadel Machining Centers used in the Company's manufacturing process. Capitalized lease amounts included in Property, Plant and Equipment were $219,571 net of accumulated depreciation of $13,726 at June 29, 1996.

         Cash paid during the year for interest was $1,004,000, $613,000 and $29,739 for fiscal years 1994, 1995 and 1996, respectively.

NOTE 7 - INCOME TAXES

         The income tax provision (benefit) consists of the following (in thousands):

                                                  1994       1995       1996
                                                  ----       ----       ----
               Current:
                      Federal.................   $  --      $  --      $  --
                      State...................      53         --         --
               Foreign........................      79         85      $   8
                                                 -----      -----      -----

               Total                             $ 132       $ 85      $   8
                                                 =====       ====      =====

         Under the terms of SFAS No. 109, the Company has recorded a valuation reserve against approximately $13.9 and $12.2 million at June 24, 1995 and June 29, 1996 of deferred tax assets related primarily to operating loss carryforwards due to the uncertainty of their ultimate realization.

         The provision for income taxes varied from the federal statutory rate as follows:


                                                                    Year Ended June
                                                             ----------------------------
                                                             1994        1995        1996
                                                             ----        ----        ----
         Tax (Benefit) At Statutory Rate                    (35.0)%      35.0%       35.0%
         Effect of graduated tax rates                        1.0        (1.0)       (1.0)
         Foreign Subsidiary Losses With No Tax Benefit        1.5         9.6        11.9
         Foreign Loss Carryforward Benefit                   (1.2)       (6.8)       (4.7)
         Adjustment to valuation allowance                   34.8       (33.2)      (41.9)
         State Tax                                            0.4           -         1.2
         Other                                               (0.5)        1.5        (0.2)
                                                             ----        ----        -----

                                                              1.0%        5.1%        0.3%
                                                             ====        ====        ====

         As of June 29, 1996 operating loss carryforwards ("NOL") of approximately $23,000,000 and tax credit carryforwards of approximately $136,000 are available for future U.S. federal and state tax returns. Tax loss carryforwards of certain foreign operations in the aggregate of $1,087,000 are available for tax and financial reporting purposes. Such tax loss carryforwards begin to expire in the year 2004.

         Undistributed earnings of foreign subsidiaries for which U.S. federal and state income taxes have not been provided are approximately $56,000 at June 29, 1996.

         The Company believes that its initial public offering, combined with prior events, resulted in an "ownership change" of the Company as defined in
Section 382 of the Internal Revenue Code and the Regulations issued thereunder (Section 382). Pursuant to Section 382, the Company's ability to use its NOLs originating prior to the initial public offering would be subject to an annual limitation of approximately $918,000. Losses incurred subsequent to the initial public offering are available without annual limitation to offset future income.

      Cash paid during the year for taxes was $213,000, $106,000 and $149,000 for fiscal years 1994, 1995, and 1996, respectively.

NOTE 8 - REDEEMABLE CONVERTIBLE PREFERRED STOCK

         Concurrent with the sale of the 1149 tester product line, Megatest purchased 315,789 shares of the Company's Non-voting Series A Preferred stock, at $4.75 per share, for a total of $1.5 million.

         The Preferred stock provides for an annual cumulative dividend of five percent which begins to accrue in November 1997. No dividends may be paid on the Company's Common stock while any cumulative dividend remains accrued and unpaid.

         In the event of liquidation of the Company, holders of the Preferred stock are entitled to a preference of $4.75 per share, plus any accrued dividends, before any amount can be paid on the Common stock. The Preferred stock is redeemable at the option of the Company at any time six months after the issuance date, at $4.75 per share, plus accrued dividends. The Preferred stock is convertible into shares of Common stock, on a one-for-one basis, at the option of either the Company or the holder at any time six months after the issuance date. The liquidation preference, the redemption amount, and the conversion ratio are all subject to adjustment in the event of changes affecting the Company's capital structure and in the event of certain distributions to stockholders.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

         COMMITMENTS

         The future minimum rental payments at June 29, 1996, due under noncancelable operating leases, are as follows (in thousands):

                     1997................................     $ 892
                     1998................................        19
                                                              -----
                                                              $ 911
                                                              =====

         Total rent expense charged to operations, primarily for buildings, vehicles, and equipment was $449,000, $855,000, and $1,014,334 in fiscal years 1994, 1995 and 1996, respectively.

         The Company has an employment agreement with its Chief Executive Officer, that continues until 60 days written notice from either party. If the agreement is terminated by the Company, the Company shall continue to pay the salary in effect at date of termination for 12 months thereafter.

         The Company has an agreement with one other employee which provides for severance pay and other remuneration if employment is terminated without cause or if the individual should resign following a change of control.

         CONTINGENCIES

         The Securities and Exchange Commission has informed the Company that it is conducting an investigation with respect to certain financial reporting discrepancies announced by the Company in April 1994 dating back to fiscal 1993 and the first two quarters of fiscal 1994. The Company has submitted documents to the Commission pursuant to requests from the Commission as part of the investigation.

         On December 28, 1995, University/Joseph Associates, the former landlord of Sym-Tek Systems, Inc. (Sym-Tek), filed a lawsuit against the Company in Superior Court in San Diego, California, seeking payment by the Company of $500,000. The landlord alleges in the lawsuit that the Company agreed to pay Sym-Tek's rent during the period in 1994 in which the Company and Sym-Tek were negotiating a possible merger. The merger was not concluded, and the Company has denied any liability to the landlord and intends to vigorously defend the lawsuit.

         On September 25, 1995 the Company sold all of the outstanding stock of the Company's European subsidiary, Intertrade Scientific, Inc. (ITS) to Cardine & Levy, a company based in France. In July 1996 Cardine & Levy initiated an arbitration proceeding in Geneva, Switzerland under the rules of the International Chamber of Commerce claiming damages from the Company related to the discontinuation of a distribution relationship between ITS and one of its significant equipment suppliers. The Company has responded to the request for arbitration and denied any liability. The Company intends to vigorously defend its position in the arbitration proceeding.

NOTE 10 - UNUSUAL AND NONRECURRING ITEMS

         The Company incurred the following unusual and nonrecurring items reflected in income (loss) from operations (in thousands):


                                                                          1994           1995           1996
                                                                          ----           ----           ----
         Proposed Sym-Tek acquisition and subsequent settlement         $(3,999)        $1,948         $   --
         Shareholder lawsuit                                             (1,175)            --             --
         Gain on sale of 1149 tester product line (Note 2)                   --          5,194          1,524
         Severance costs                                                     --           (752)            --
         Costs of closing Japan facility                                     --           (212)            --
                                                                        -------         ------         ------
         Total                                                          $(5,174)        $6,178         $1,524
                                                                        =======         ======         ======


         During fiscal year 1994 the Company, in connection with a potential merger with Sym-Tek, loaned Sym-Tek approximately $2,900,000, received a security interest in substantially all of the assets of Sym-Tek, and incurred certain other costs and liabilities aggregating approximately $1,100,000. Recovery of these advances was uncertain and therefore fully reserved. Settlement was reached resulting in a gain of $1,948,000 during the second quarter of fiscal 1995.

         The Company, certain of its directors, and certain of its former officers, were defendants in a class action lawsuit alleging securities fraud in connection with the Company's initial public offering and financial reporting for the first and second quarters of fiscal 1994. The Company reached a settlement with the plaintiffs whereby the Company paid $75,000 cash to an escrow account and issued 200,000 shares of Common stock having a market value of $1,100,000. The Company made a provision of $1,175,00 in its financial statements in fiscal 1994.

         During the second quarter of fiscal year 1995 the Company accrued $752,000 for severance costs due under the former Chief Executive Officer's employment agreement.

         A provision of $212,000 was made in 1995 which covered the costs of closing the Company's sales and service operations in Japan.

NOTE 11 - STOCK OPTION AND BONUS  PLANS AND WARRANTS TO PURCHASE COMMON STOCK

         In May 1995 and August 1995, the Board of Directors amended the April 1993 Incentive Stock Option Plan for key employees and reserved an additional 500,000 shares and 250,000 shares respectively for a total of 1,250,000 shares of Common stock for issuance under the Plan at fair market value at the date of grant. The shareholders have approved this amendment. The options expire five years from the date of grant and generally vest over a two-year period at 50% per year. If an individual ceases employment, he/she has one month to exercise vested options granted prior to June 8, 1994 or 90 days for options granted on or after June 8, 1994. Options granted in excess of the $100,000 annual IRS limitations become nonqualified.

         In April 1994, the Company granted an option for 45,000 shares to a financial advisor for consulting services provided. In May 1995, the Board of Directors reserved 150,000 shares of Common stock for the grant of nonqualified stock options for outside directors, consultants and advisors.

         In fiscal 1996, the Board of Directors and the shareholders approved the Stock Option Plan for Outside Directors and reserved 300,000 shares of Common stock for issuance under the Plan. Each person who becomes an outside director will automatically be granted an option to purchase 10,000 shares. In addition, each outside director will also automatically be granted an option to purchase 10,000 shares immediately upon each reelection as a director, or on the anniversary of the prior year's grant in any year in which there is no meeting of the stockholders at which directors are elected. The period within which an option must be exercised will be the earlier of (1) five years from the date of the grant, or (2) the date which is one year after the director ceases to be a director for any reason. The exercise price for each option will be the fair market value of the stock on the date of grant, and each option will generally vest over a two-year period at 50 percent per year.

         Shares subject to option under these plans during fiscal year 1994, 1995 and 1996 were as follows:


         OPTIONS                                                    SHARES         PRICE PER SHARE
         -------                                                    ------         ---------------
                  Outstanding, June 26, 1993.................       209,000                  $3.00

                Granted......................................       645,000         $4.75 to $7.00
                Expired......................................       (55,000)        $3.00 to $5.00
                                                                  ---------
                  Outstanding, June 25, 1994.................       799,000         $3.00 to $7.00

                Granted......................................       920,000         $2.00 to $4.25
                Exercised....................................       (55,000)                 $3.00
                Expired......................................      (663,000)        $3.00 to $7.00
                                                                  ---------
                   Outstanding, June 24, 1995................     1,001,000         $2.00 to $7.00

                Granted......................................       180,000        $3.375 to $7.50
                Exercised....................................       (36,000)        $2.00 to $4.25
                Expired......................................      (294,500)        $2.00 to $4.25
                                                                  ---------
                   Outstanding June 29, 1996.................       850,500         $2.00 to $7.50
                                                                  =========

                Exercisable at June 29, 1996.................       530,500         $2.00 to $7.00
                                                                  =========

         In May 1993, the Board of Directors approved an Incentive Bonus Plan commencing in fiscal year 1994 which provides for payment of discretionary annual bonuses to employees of up to 5% of the Company's pretax income. Eighty percent of the bonus is to be paid in cash and twenty percent to the Company's qualified 401(k) retirement plan.

         On February 15, 1996, the Board of Directors adopted the Employee Stock Purchase Plan and reserved 300,000 shares for issuance under the Plan. Eligible employees can elect under the Plan to contribute between two percent and ten percent of their base pay each plan year (June 1 - May 31) to purchase shares of Common stock at a price per share equal to 85 percent of market value on the first day of the plan year or the last day of the plan year, whichever is lower. Employee contributions are deducted from their regular salary or wages. The maximum number of shares which can be purchased by an employee in any plan year is 1,000 shares.

         The following summarizes all warrants outstanding to purchase shares of the Company's Common stock at June 29, 1996:

                        Exercise         Expiration
           Shares         Price             Date
           ------       --------         ----------

          169,807        $3.125        December 31, 1999
           30,000        $4.00         March 5, 1998
           68,500        $5.00         December 31, 1999
           10,000       $10.00         March 5, 1998

NOTE 12 - SEGMENT, GEOGRAPHIC, CUSTOMER INFORMATION AND CONCENTRATION OF CREDIT RISK

         The Company and its subsidiaries are engaged in one major line of business, the manufacture, sale and distribution of integrated circuit handlers and testers.

         The Company and its subsidiaries operate in three geographic areas. Summarized data for the Company's continuing operations by geographic area are as follows (in thousands):


1994                                    U.S.         EUROPE       FAR EAST     CONSOLIDATED
- ----                                   ------        ------       --------     ------------
Sales to unaffiliated customers      $ 14,557       $  1,188      $ 15,579       $ 31,324
Inter-area sales to affiliates         14,135           --            --           14,135
Operating profit (loss) .......       (12,669)          --             466        (12,203)
Identifiable assets ...........        24,813          2,764         4,219         31,796
Export Sales: United States ...          --               51           556            607

1995
- ----

Sales to unaffiliated customers      $ 11,099       $  2,208      $ 10,328       $ 23,635
Inter-area sales to affiliates          8,686           --           1,048          9,734
Operating profit (loss) .......         2,302           --            (379)         1,923
Identifiable assets ...........         7,003            977         3,552         11,532
Export Sales: United States ...          --             --           1,048          1,048

1996
- ----

Sales to unaffiliated customers      $  9,494       $  3,764      $  9,060       $ 22,318
Inter-area sales to affiliates          7,448           --             927          8,375
Operating profit (loss) .......         2,790           --            (460)         2,330
Identifiable assets ...........        13,587           --           3,393         16,980
Export Sales: United States ...          --             --             927            927



         Sales to the Company's four largest customers in fiscal year 1996 as a percent of net sales are as follows:

                                       1994          1995        1996
                                       ----          ----        ----
             Customer     A              7%           15%         24%
                          B             10%            5%         11%
                          C              4%            6%         10%
                          D              5%            2%          6%

         During fiscal year 1995, one other customer accounted for approximately 14% of net sales and during fiscal year 1994 two other customers accounted for approximately 26% and 17% of net sales.

         The Company sells its products principally to integrated circuit manufacturers and although the Company performs periodic credit evaluations of its customers and credit losses historically have been small, its accounts receivable balance is concentrated with customers principally in one industry.

NOTE 13 - NONCASH TRANSACTIONS

         Between September 26, 1995 and November 3, 1995, H&Q and its affiliates surrendered a total of 301,177 warrants in exchange for 165,102 shares of Common stock pursuant to a "cashless exercise" provision in the warrants. This provision allows the warrantholders to surrender the warrants and receive in exchange a number of shares equal to the percentage determined by dividing (a) the difference between the current market price of the Common stock and the warrant exercise price by (b) the current market price.

         In December 1995, the Company issued 200,000 shares of common stock in accordance with the $1.1 million settlement agreement for the shareholders' lawsuit.

         In January 1995, the Company issued 40,000 shares of Common stock to one of its former Chief Executive Officers and recognized compensation expense of $120,000 pursuant to his severance agreement.

         In May 1995, the Company issued 40,000 shares of Common stock to another of its former Chief Executive Officers, and agreed to pay him $20,000 in full payment and satisfaction of all debts, liabilities and obligations of the Company under his severance agreement. The Company recognized compensation expense of $50,180.

NOTE 14 - DISCONTINUED OPERATIONS

         On May 31, 1995, the Board of Directors initiated a formal plan to sell the Company's European subsidiary, Intertrade Scientific, Inc. (ITS). As a result, this subsidiary has been reflected as a discontinued operation for all periods presented.

         Net sales of discontinued operations were $10,033,000 and $15,416,000 for fiscal years 1994 and 1995, respectively. The net assets of ITS are reflected as "net assets of discontinued operations" on the June 24, 1995 balance sheet and are primarily cash, accounts receivable, inventory, property, plant and equipment, accounts payable and accrued liabilities.

         In August 1995, the Company received a letter of intent to purchase all of the outstanding shares of ITS stock. A provision for the loss on the sale of approximately $3,038,000 was recorded in the results of operations for the year ended June 24, 1995. As a result of the final signed sales agreement, the Company realized a net gain of $0.7 million on the disposal of ITS. The completion of the sale occurred during the first quarter of fiscal 1996.




                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Paul, State of Minnesota, on August 23, 1996.

                                     MICRO COMPONENT TECHNOLOGY, INC.

                                     By:  /s/ Roger E. Gower
                                          Roger E. Gower
                                          President, Chief Executive Officer,
                                          Chairman of the Board and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on August 23, 1996.

      Signature                       Capacity


/s/ Roger E. Gower                    President, Chief Executive Officer,
- ----------------------------          Chairman of the Board and Director
Roger E. Gower


/s/ David Sugishita                   Sr. Vice President of Finance/
- ----------------------------          Administration, Chief Financial
David Sugishita                       Officer, Treasurer and Director



/s/ Patrick Verderico                 Director
- ----------------------------
Patrick Verderico


/s/ Estelle M. Kalka                  Acting Controller
- ----------------------------
Estelle M. Kalka


         The above listed directors constitute a majority of the members of the Board of Directors of the Company.


                                   SCHEDULE II

                MICRO COMPONENT TECHNOLOGY, INC. AND SUBSIDIARIES
                               VALUATION RESERVES
                      FOR FISCAL YEARS 1994, 1995 AND 1996
                                 (IN THOUSANDS)



                                          Balance at       Additions                  Balance at
                                          Beginning        Charged to                    End
Description                               of Year          Expense     Deductions      of Year
- -----------                               --------         -------     ----------      -------

Reserves deducted from assets to which
they apply
NOTES AND ACCOUNTS RECEIVABLE

Year ended June 25, 1994                  $     67         $   187(1)   $    10(2)      $   244
                                          ========         =======      =======         =======
Year ended June 24, 1995                  $    244         $  (144)(1)  $  --(2)         $  100
                                          ========         =======      =======         =======
Year ended June 29, 1996                  $    100         $   485(1)   $  --(2)         $  585
                                          ========         =======      =======         =======


INVENTORIES

Year ended June 25, 1994                  $  2,124         $ 2,939(3)   $   575(4)      $ 4,488
                                          ========         =======      =======         =======
Year ended June 24, 1995                  $  4,488         $ 2,613(3)   $ 2,354(4)      $ 4,747
                                          ========         =======      =======         =======
Year ended June 29, 1996                  $  4,747         $   814(3)   $   520(4)      $ 5,041
                                          ========         =======      =======         =======

DEFERRED INCOME TAXES

                                                           $ 8,200(5)
                                                           =======
Year ended June 25, 1994                  $   --           $ 6,000(6)   $  --           $14,200
                                          ========         =======      =======         =======
Year ended June 24, 1995                  $ 14,200         $  --        $   300         $13,900
                                          ========         =======      =======         =======
Year ended June 29, 1996                  $ 13,900         $  --        $ 1,700         $12,200
                                          ========         =======      =======         =======



Notes:   (1)   Provision charged to selling, general and administrative expense.
         (2)   Uncollectible accounts written-off, less recoveries.
         (3)   Provision charged to cost of sales.
         (4)   Inventory written-off.
         (5)   Benefit of operating loss carryforward not recorded at time of
               SFAS No. 109 adoption due to uncertainty of realization.
         (6)   Benefit of operating loss carryforwards accumulated during the year not recorded due to uncertainty of realization.




                         INDEX TO EXHIBITS                         Page Numbers

3A.      Bylaws of the Company as amended. (1)

3B.      Second Restated Certificate of Incorporation of the Company. (2)

4.       Specimen Certificate of Common stock. (1)

10A.     Agreements between the Company and Hambrecht & Quist Guaranty Finance.

         10A.i.   Warrant Purchase Agreement dated July 22, 1992. (1)

         10A.ii. Second Common stock Warrant Purchase Agreement dated August 10, 1993. (1)

         10A.iii. First Amendment to Restated Financing Agreement dated August
                  24, 1994, with attached Amendment to Warrant Purchase Agreement and Warrants. (2)

         10A.iv. Lease for the Company's corporate headquarters dated January 25, 1995. (4)

         10A.v.   Warrant Amendment Agreement dated October 31, 1995. (8)

         10A.vi.  First Amendment to Lease dated as of November 7, 1995. (8)

10B. Incentive Stock Option Plan as amended through June 27, 1996. (filed herewith)

10C. Incentive Bonus Plan adopted by the Board of Directors of the Company on May 26, 1993. (1)

10D. Form of Non-Competition Agreement between the Company and certain senior executive officers. (1)

10E. Promissory Note, Warrant Purchase Agreement, and Warrant between the Company and Mr. Duane A. Wille, dated July 1, 1993, as amended. (1)

10F. Sales Distributor Agreement between the Company and Intertrade Scientific, Inc. Dated January 1, 1992. (1)

10G. Asset Purchase Agreement and Preferred stock Purchase Agreement between the Company and Megatest Corporation dated November 22, 1994. (3)

10H. Stock Purchase Agreement and Commission Agreement entered into between the Company and Cardine & Levy, dated September 25, 1995. (7)

10I.     Employment Agreement with David M. Sugishita dated August 19, 1994. (2)

10J.     Resignation Agreement with Daniel  J. Hill dated January 11, 1995. (4)

10K.     Employment Agreement with Roger E. Gower dated March 28, 1995. (5)

10L. Stock Option Agreement between the Company and Bentley Hall & Company dated April 19, 1994. (6)

10M. Employment Agreement with Dennis Nelson dated May 30, 1996. (filed herewith)

10N.     Employee Stock Purchase Plan. (9)

10O.     Stock Option Plan for Outside Directors. (9)

11. Computation of Earnings Per Common and Common Equivalent Share for the fiscal year ended June 29, 1996. (filed herewith)

21.      Revised Listing of Subsidiaries of the Company. (8)

23.      Consent of Deloitte & Touche LLP. (filed herewith)

27.      Financial Data Schedule (filed herewith)


(1) Incorporated by reference to the exhibits to the registration statement on Form S-1 filed by the Company on August 24, 1993, as amended, SEC File Number 33-67846.

(2) Incorporated by reference to the exhibits to the report on Form 10-K filed by the Company for the fiscal year ended June 25, 1994, file number 0-22384.

(3) Incorporated by reference to the report on Form 8-K filed by the Company on December 8, 1994, file number 0-22384.

(4) Incorporated by reference to the report on Form 10-Q filed by the Company for the quarter ended December 24, 1994, file number 0-22384.

(5) Incorporated by reference to the report on Form 10-Q filed by the Company for the quarter ended March 25, 1995, file number 0-22384.

(6) Incorporated by reference to the report on Form 10-K filed by the Company for the fiscal year ended June 24, 1995, file number 0-22384.

(7) Incorporated by reference to the report on Form 10-Q filed by the Company for the quarter ended September 30, 1995, file number 0-22384.

(8) Incorporated by reference to the exhibits to the Registration Statement on Form S-1 filed by the Company on November 2, 1995, as amended, SEC File Number 33-98940.

(9) Incorporated by reference to the exhibits to the Registration Statement on Form S-8 filed by the Company on October 31, 1994, as amended, SEC File Number 33-85766.