Form 10-K405/A
period 1996-06-29
MICRO COMPONENT TECHNOLOGY INC
filed 1996-09-04
CIK 911149

AMENDMENT #1
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            FORM 10-K "AMENDMENT #1"

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


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of the common stock held by non-affiliates of the Registrant on August 16, 1996 (based upon the closing price of those shares on the NASDAQ National Market System) was approximately $11.4 million.

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

                                      MICRO COMPONENT TECHNOLOGY, INC.

                                      By:  /s/ Roger E. Gower
                                           -----------------------------------
                                           Roger E. Gower
                                           President, Chief Executive Officer,
                                           Chairman of the Board and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on August 23, 1996.

             Signature                      Capacity
             ---------                      --------


/s/ Roger E. Gower                          President, Chief Executive Officer,
- --------------------------------            Chairman of the Board and Director
Roger E. Gower



/s/ David Sugishita                         Sr. Vice President of Finance/
- --------------------------------            Administration, Chief Financial
David Sugishita                             Officer, Treasurer and Director




/s/ Patrick Verderico                       Director
- --------------------------------
Patrick Verderico



/s/ Estelle M. Kalka                        Acting Controller
- --------------------------------
Estelle M. Kalka


         The above listed directors constitute a majority of the members of the Board of Directors of the Company.