Form 10-Q
period 1996-09-28
MICRO COMPONENT TECHNOLOGY INC
filed 1996-11-04
CIK 911149

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   (X)            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 28, 1996

                                       OR

   ( )            TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from________to________

                           Commission File No. 0-22384

                        MICRO COMPONENT TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                        41-0985960
-------------------------------                   -----------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)

             3850 North Victoria Street, Saint Paul, Minnesota 55126
    -------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (612) 482-5100
                       ----------------------------------
                         (Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

            Yes __X__   No _____

The number of shares outstanding of the Registrant's Common Stock, as of October 28, 1996 was 7,031,170.

                               Page 1 of 47 pages
                            Exhibit index on page 13



                        MICRO COMPONENT TECHNOLOGY, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

         ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED):

                    CONSOLIDATED BALANCE SHEETS                              3

                    CONSOLIDATED STATEMENTS OF OPERATIONS                    4

                    CONSOLIDATED STATEMENTS OF CASH FLOWS                    5

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS               6

         ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS             8


PART II.  OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                         11

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                          11

         SIGNATURES                                                         12

         EXHIBIT INDEX                                                      13


                        MICRO COMPONENT TECHNOLOGY, INC.
                                    FORM 10-Q
                          ITEM 1. FINANCIAL INFORMATION
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                 ASSETS                                    Sept. 28, 1996  June 29, 1996
---------------------------------------------------------------------      --------------  -------------
                                                                             (Unaudited)     (Audited)
    Current assets:
    Cash                                                                      $  8,035       $  7,793
    Notes and accounts receivable, less allowance
        for doubtful accounts of $587 (Sept. 1996) and
        $585 (June 1996)                                                         3,369          4,380
    Inventories
        Raw Materials                                                            1,085          1,215
        Work in process                                                            353            484
        Finished goods                                                           1,616          1,314
    Other                                                                          390            540
                                                                              --------       --------
     Total current assets                                                        14,848         15,726
                                                                              --------       --------
    Property, plant and equipment                                                4,401          4,663
        Less accumulated depreciation                                            3,316          3,485
                                                                              --------       --------
    Property, plant and equipment, net                                           1,085          1,178
    Other assets                                                                   118             76
                                                                              --------       --------

    Total assets                                                              $ 16,051       $ 16,980
                                                                              ========       ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------

Current Liabilities
    Current obligations under debt facilities and financing
    obligations                                                               $    340       $    352
    Accounts payable                                                               888          1,044
    Unearned service revenue                                                       775            324
    Other accrued liabilities                                                    1,253          1,368
                                                                              --------       --------
       Total current liabilities                                                 3,256          3,088
Long-term debt and financing obligations                                           171            183
Commitments and Contingencies

Stockholder's Equity:
    Common Stock
       Common, $.01 par value, 20,000,000 authorized, 7,207,244 and
         7,187,244 issued, respectively                                             71             70
       Redeemable convertible preferred stock, $.01 par value, 1,000,000
         authorized, 315,789 issued                                              1,500          1,500
       Additional paid-in capital                                               43,502         43,463
       Cumulative translation adjustment                                           (82)           (82)
       Accumulated deficit                                                     (28,059)       (26,934)
       Treasury stock 176,074 shares of Common Stock at cost                    (4,308)        (4,308)
                                                                              --------       --------
           Total stockholders' equity                                           12,624         13,709
                                                                              --------       --------
           Total liabilities and stockholders' equity                         $ 16,051       $ 16,980
                                                                              ========       ========

                                  See Notes to Consolidated Financial Statements


                        MICRO COMPONENT TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                       Three Months Ended
                                                                     Sept. 28,     Sept. 30,
                                                                       1996          1995
                                                                     ---------     ---------
Net Sales                                                             $ 2,631       $ 6,890

Cost of sales                                                           1,220         2,692
                                                                      -------       -------

Gross profit                                                            1,411         4,198
                                                                      -------       -------

Operating expenses
    Selling, general and administrative                                 1,774         2,439
    Research and development                                              844           644
                                                                      -------       -------

Total operating expenses                                                2,618         3,083
                                                                      -------       -------

Income (loss) from operations                                          (1,207)        1,115

Interest income (expense), net                                             79             4
                                                                      -------       -------

Income (loss) before income taxes                                      (1,128)        1,119

Income tax provision                                                     --             118
                                                                      -------       -------

Income (loss) from continuing operations                               (1,128)        1,001

Discontinued operations                                                  --             474
                                                                      -------       -------

Net income (loss)                                                      (1,128)        1,475
                                                                      =======       =======

Income (loss) per share from continuing operations                    $  (.15)      $   .16

Income (loss) per share from discontinued operations                     --             .08
                                                                      -------       -------

Net income (loss) per share                                           $  (.15)      $   .24
                                                                      =======       =======

Weighted average common and common equivalent shares outstanding        7,336         6,178
                                                                      =======       =======

                                  See Notes to consolidated financial statements



                        MICRO COMPONENT TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                           Three Months Ended
                                                         Sept. 28,     Sept. 30,
                                                           1996          1995
                                                         ---------     ---------

Cash flows from operating activities:
   Net income (loss)                                     $(1,128)      $ 1,475
                                                         -------       -------
   Adjustments to reconcile net income (loss) to
     net cash used by operating activities
       Depreciation and amortization                         113            97
       Other, net                                            (40)            3
       Changes in assets and liabilities:
         Notes and accounts receivable                     1,011        (2,430)
         Inventories                                         (41)         (643)
         Other current assets                                150           484
         Accounts payable                                   (154)         (137)
         Other accrued liabilities                           335          (358)
         Discontinued operations                            --             977
                                                         -------       -------

   Total adjustments                                       1,374        (2,007)
                                                         -------       -------

   Net cash provided (used) by operating activities          246          (532)
                                                         -------       -------

Cash flows from investing activities
   Proceeds from sale of subsidiary                         --             150
   Additions to property, plant and equipment                (20)          (50)
                                                         -------       -------

   Net cash provided (used) by investing activities          (20)          100
                                                         -------       -------

Cash flows from financing activities:
   Payments of long-term debt                                (24)          (31)
   Proceeds from issuance of stock                            40         4,569
                                                         -------       -------
Net cash provided by financing activities                     16         4,538
                                                         -------       -------

Effects of exchange rate changes                            --            (361)

Net increase in cash                                         242         3,745

Cash at beginning of period                                7,793         1,156
                                                         -------       -------

Cash at end of period                                    $ 8,035       $ 4,901
                                                         =======       =======

                 See Notes to consolidated financial statements



                        MICRO COMPONENT TECHNOLOGY, INC.
                                    FORM 10-Q
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.     INTERIM FINANCIAL STATEMENTS

       The accompanying unaudited, condensed, consolidated financial statements for the three-month periods ended September 28, 1996 and September 30, 1995 have been prepared in accordance with the instructions for SEC Form 10-Q and, accordingly, do not include all disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.

       Interim unaudited financial results should be read in conjunction with the audited financial statements included in the SEC Annual Report, Form 10-K, for the fiscal year ended June 29, 1996.

       The results of operations for the three months ended September 28, 1996 are not necessarily indicative of the operating results to be expected for the full year.

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

3.     STOCK COMPENSATION PLANS

       In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." The Company adopted the disclosure provisions of SFAS 123 in the first quarter of fiscal 1997, the effect of which was not material for the period.



                        MICRO COMPONENT TECHNOLOGY, INC.
                                    FORM 10-Q
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net sales for the first quarter ended September 28, 1996, were $2.6 million, a decrease of $4.3 million or 62.3% from $6.9 million of a year ago. The slowdown in the semiconductor industry, combined with relatively low sales order backlog levels at fiscal year-end 1996, severely impacted revenues for the first quarter of fiscal year 1997. The impact was felt in all of the geographic areas in which the Company operates. The Company anticipates that sales will continue to be below comparable periods for 1996, unless semiconductor market conditions improve significantly.

Gross profit for the first quarter 1997 was $1.4 million, a decrease of $2.8 million or 66.7% from $4.2 million of a year ago. Gross margin was 53.6%, compared to 60.9% for the same period last year. The reduction in gross margin is attributable to changes in product mix and to unabsorbed overhead expenses due to lower production levels. The Company anticipates that quarterly gross margins on current products for fiscal year 1997 will continue to be adversely affected by unabsorbed overhead costs, unless semiconductor market conditions improve significantly.

Selling, general and administrative expense in the first quarter 1997 was $1.8 million, a decrease of $0.6 million or 25.0% from $2.4 million of a year ago. The reduction is attributed to efforts to contain costs, focused primarily in personnel, consulting and facility expense reductions. As a percentage of net sales, SG&A increased to 69.2% for the first quarter 1997 from 34.8% for the same period last year. The percentage increase is due to the lower net sales level.

Research and development expense for the first quarter of fiscal 1997 increased $0.2 million or 33.3% to $0.8 million from $0.6 million for the same period one year ago. As a percentage of net sales, R&D expenses increased to 30.8% from 8.7% in the prior year. The R&D expenditures and management's plans to continue significant investment in R&D represent the Company's continued focus on new product offerings.

The Company generated net interest income during the quarter of $79,000 as compared to $4,000 for the same period one year ago. The increase in net interest income is due to the Company's strengthened cash position and reduced debt level in the first quarter of fiscal 1997 versus 1996.

Net loss for the first quarter of fiscal 1997 was $1.1 million as compared to net income of $1.5 million (including $0.5 million of income from discontinued operations) for the first quarter of fiscal 1996.


LIQUIDITY AND CAPITAL RESOURCES

In February 1996, the Company received $0.5 million from Hambrecht & Quist Guaranty Finance L.P. ("H&Q") pursuant to its exercise of stock warrants for 160,000 shares of the Company's common stock. In December 1995, the Company received $1.5 million in settlement of the escrow agreement established with Megatest Corporation in connection with the November 1994 sale of the 1149 tester product line. In August 1995, the Company completed a private placement offering of 1,500,000 shares of the Company's common stock, receiving net proceeds of $4.6 million. These funds are being used for operations and the unused portion is currently held in interest-bearing cash equivalents.

The Company generated $0.2 million of cash in its operating activities during the quarter ended September 28, 1996, compared to cash used in operations of $0.5 million in the same period the preceding year. Net loss and income, respectively, offset by changes in accounts receivable were the primary factors in change in cash from operations for each of the periods.

Capital expenditures for the first three months of fiscal 1997 were $20,000, compared to $50,000 in the previous year. The Company does not anticipate making significant capital investments in fiscal 1997.

At September 28, 1996, the Company had cash and cash equivalents of $8.0 million, versus $7.8 million at June 29, 1996.

Current assets at September 28, 1996 were $14.8 million, or $0.9 million lower than the amount of current assets of $15.7 million at June 29, 1996. The $1.0 million decrease in accounts receivable was partially offset by the $0.2 million increase in cash.

Current liabilities at September 28, 1996 were $3.3 million, an increase of $0.2 million compared to $3.1 million at June 29, 1996. An increase in unearned service revenue was partially offset by a reduction in accounts payable and accrued liabilities.

The Company's operations have been funded with proceeds from the private placement, escrow settlement and operating cash flows. Management believes that cash and cash equivalents on-hand, and anticipated cash flows from operations are sufficient to sustain the Company's current operations in the current semiconductor market environment through the current fiscal year.


IMPACT OF ACCOUNTING STANDARDS

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." The Company adopted the disclosure provisions of SFAS 123 in the first quarter of fiscal 1997, the effect of which was not material for the period.


RISK FACTORS

Except for the historical information contained herein, certain of the matters discussed in this report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These "forward-looking statements" involve certain risks and uncertainties, including, but not limited to, the following: (1) fluctuations and periodic downturns in the semiconductor market which often have had a disproportionately negative effect on manufacturers of semiconductor capital equipment; (2) rapid changes in technology and in tester and handler products, which the Company must respond to successfully in order for its products to avoid becoming noncompetitive or obsolete; (3) customer acceptance of the Company's new products, including the MCT 5100 and MCT 7632 handlers; (4) possible loss of any of the Company's key customers, who account for a substantial percentage of the Company's business; and (5) the possible adverse impact of competition in markets which are highly competitive. All forecasts and projections in this report are "forward-looking statements," and are based on management's current expectations of the Company's near-term results, based on current information available pertaining to the Company, including risk factors discussed above. Actual results could differ materially.



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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibit 10 (a).     Lease for the Company's Corporate Headquarters
                          dated May 1, 1996
      Exhibit 10 (b).     Lease for the Company's Corporate Headquarters
                          dated October 16, 1996.

(b)   Exhibit 11.     Computation of Earnings Per Common and Common Equivalent
                      Share



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




                                          Micro Component Technology, Inc.
                                          Registrant


Dated:  November 1, 1996                  By: /s/ Roger E. Gower
                                             -----------------------------------
                                          Roger E. Gower
                                          President and Chief Executive Officer


                                                          and


Dated:  November 1, 1996                  By: /s/ Jeffrey S. Mathiesen
                                             -----------------------------------
                                          Jeffrey S. Mathiesen
                                          Chief Financial Officer and
                                          Chief Accounting Officer



                        MICRO COMPONENT TECHNOLOGY, INC.
                                    FORM 10-Q
                                  EXHIBIT INDEX

Exhibit
Number                                                               Page

10(a)   Lease for the Company's Corporate Headquarters dated
        May 1, 1996                                                   14

10(b)   Lease for the Company's Corporate Headquarters dated
        October 16, 1996                                              28

11    Computation of Earnings per Common and
      Common Equivalent Share                                         47