Form 10-Q
period 1996-12-28
MICRO COMPONENT TECHNOLOGY INC
filed 1997-02-11
CIK 911149

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   (X)           QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 28, 1996

                                       OR

   ( )           TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                           Commission File No. 0-22384

                        MICRO COMPONENT TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)


               Minnesota                                41-0985960
---------------------------------------     ------------------------------------
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                 Identification No.)

             3850 North Victoria Street, Saint Paul, Minnesota 55126
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (612) 482-5100
                  ---------------------------------------------
                         (Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                    Yes _____X_____            No_________

The number of shares outstanding of the Registrant's Common Stock, as of January 31, 1997 was 7,031,170.

                               Page 1 of 15 pages
                            Exhibit index on page 14




                        MICRO COMPONENT TECHNOLOGY, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

         ITEM 1.   FINANCIAL STATEMENTS

                    CONSOLIDATED BALANCE SHEETS                               3

                    CONSOLIDATED STATEMENTS OF OPERATIONS                     4

                    CONSOLIDATED STATEMENTS OF CASH FLOWS                     5

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                6

         ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     RESULTS OF OPERATIONS AND FINANCIAL CONDITION            8


PART II.  OTHER INFORMATION

         ITEM 1.   LEGAL PROCEEDINGS                                         11

         ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       12

         ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                          12

         SIGNATURES                                                          13

         EXHIBIT INDEX                                                       14



                        MICRO COMPONENT TECHNOLOGY, INC.
                                    FORM 10-Q
                          ITEM 1. FINANCIAL INFORMATION
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands except share and per share data)


                                ASSETS                                Dec. 28, 1996  June 29, 1996
-----------------------------------------------------------------     -------------  -------------
                                                                       (Unaudited)    (Audited)
Current assets:
Cash                                                                    $  8,292       $  7,793
Notes and accounts receivable, less allowance
    for doubtful accounts of $573 (Dec. 1996) and
    $585 (June 1996)                                                       2,331          4,380
Inventories
    Raw Materials                                                          1,233          1,215
    Work in process                                                          585            484
    Finished goods                                                         1,420          1,314
Other                                                                        280            540
                                                                        --------       --------
Total current assets                                                      14,141         15,726
                                                                        --------       --------

Property, plant and equipment                                              4,420          4,663
    Less accumulated depreciation                                          3,428          3,485
                                                                        --------       --------
Property, plant and equipment, net                                           992          1,178
Other assets                                                                 105             76
                                                                        --------       --------

Total assets                                                            $ 15,238       $ 16,980
                                                                        ========       ========

              LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------

Current liabilities
Current obligations under debt facilities and financing
    obligations                                                         $    328       $    352
Accounts payable                                                           1,136          1,044
Unearned service revenue                                                     418            324
Other accrued liabilities                                                  1,256          1,368
                                                                        --------       --------
Total current liabilities                                                  3,138          3,088

Long-term debt and financing obligations                                     158            183
Commitments and contingencies

Stockholders' Equity:
Common Stock
Common, $.01 par value, 20,000,000 authorized, 7,031,170 and
    7,187,244 issued, respectively                                            69             70
Redeemable convertible preferred stock, $.01 par value, 1,000,000
    authorized, 315,789 issued (liquidation value $4.75 per share)         1,500          1,500
Additional paid-in capital                                                42,440         43,463
Cumulative translation adjustment                                            (82)           (82)
Accumulated deficit                                                      (31,985)       (26,934)
Treasury stock 176,074 shares of common stock at cost (June 1996)           --           (4,308)
                                                                        --------       --------
                                                                          11,942         13,709
                                                                        --------       --------
Total liabilities and stockholders' equity                              $ 15,238       $ 16,980
                                                                        ========       ========

                 See notes to consolidated financial statements



                        MICRO COMPONENT TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                             Three Months Ended         Six Months Ended
                                            ---------------------    ----------------------
                                            Dec. 28,     Dec. 30,     Dec. 28,     Dec. 30,
                                              1996         1995         1996         1995
                                            --------     --------    ---------     --------
Net Sales                                   $  3,972     $  5,484     $  6,603     $ 12,374

Cost of sales                                  1,894        2,451        3,114        5,143
                                            --------     --------     --------     --------

Gross profit                                   2,078        3,033        3,489        7,231
                                            --------     --------     --------     --------

Operating expenses
    Selling, general and administrative        1,764        1,540        3,538        3,979
    Research and development                   1,080        1,121        1,924        1,765
    Unusual and non-recurring items             --         (1,524)        --         (1,524)
                                            --------     --------     --------     --------

Total operating expenses                       2,844        1,137        5,462        4,220
                                            --------     --------     --------     --------

Income (loss) from operations                   (766)       1,896       (1,973)       3,011

Interest income,  net                             87           60          166           64
                                            --------     --------     --------     --------

Income (loss) before income taxes               (679)       1,956       (1,807)       3,075

Income tax provision                            --            (46)        --             72
                                            --------     --------     --------     --------

Income (loss) from continuing operations        (679)       2,002       (1,807)       3,003

Discontinued operations                         --           --           --            474
                                            --------     --------     --------     --------

Net income (loss)                           $   (679)    $  2,002     $ (1,807)    $  3,477
                                            ========     ========     ========     ========


Income (loss)  per share from continuing
    operations                              $   (.09)    $    .26     $   (.25)    $    .43

Income per share from discontinued
    operations                                  --           --           --            .07
                                            --------     --------     --------     --------

Net Income (loss) per share                 $   (.09)         .26     $   (.25)    $    .50
                                            ========     ========     ========     ========

Weighted average common and common
    equivalent shares outstanding              7,347        7,605        7,342        6,982
                                            ========     ========     ========     ========

                 See notes to consolidated financial statements



                        MICRO COMPONENT TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                Six Months Ended
                                                              --------------------
                                                              Dec. 28,    Dec. 30,
                                                                1996        1995
                                                              --------    --------
Cash flows from operating activities:

   Net income (loss)                                          $(1,807)    $ 3,477
   Adjustments to reconcile net income (loss) to
     net cash used by operating activities
       Depreciation and amortization                              225         200
       Unusual and non-recurring items                           --        (1,524)

       Changes in assets and liabilities:
         Notes and accounts receivable                          2,049      (1,049)
         Inventories                                             (225)       (350)
         Other assets                                             231         623
         Accounts payable                                          92        (469)
         Other accrued liabilities                                (18)     (1,208)
         Discontinued operations                                 --           977
                                                              -------     -------

   Net cash provided by operating activities                      547         677
                                                              -------     -------

Cash flows from investing activities:
   Net proceeds from sale of property, plant and equipment       --            17
   Additions to property, plant and equipment                     (39)       (266)
   Proceeds from sale of subsidiary                              --           150
   Net proceeds from sale of product line                        --         1,524
                                                              -------     -------

   Net cash provided by (used in) investing activities            (39)      1,425
                                                              -------     -------

Cash flows from financing activities:
   Proceeds from issuance of long-term debt                      --            98
   Payments of long-term debt                                     (49)        (57)
   Proceeds from issuance of stock                                 40       4,567
                                                              -------     -------
Net cash provided by (used in) financing activities                (9)      4,608
                                                              -------     -------

Effects of exchange rate changes                                 --          (361)
                                                              -------     -------

Net increase in cash and cash equivalents                         499       6,349

Cash and cash equivalents at beginning of period                7,793       1,156
                                                              -------     -------

Cash and cash equivalents at end of period                    $ 8,292     $ 7,505
                                                              =======     =======

                 See notes to consolidated financial statements



                        MICRO COMPONENT TECHNOLOGY, INC.
                                    FORM 10-Q
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.     INTERIM FINANCIAL STATEMENTS

       The accompanying unaudited, condensed, consolidated financial statements for the three and six month periods ended December 28, 1996 have been prepared in accordance with the instructions for SEC Form 10-Q and, accordingly, do not include all disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.

       Interim unaudited financial results should be read in conjunction with the audited financial statements included in the SEC Annual Report, Form 10-K, for the fiscal year ended June 29, 1996.

       The results of operations for the three and six months ended December 28, 1996 are not necessarily indicative of the operating results to be expected for the full year.

2.     CONTINGENCIES

       The Securities and Exchange Commission has informed the Company that it is conducting an investigation with respect to certain financial reporting discrepancies announced by the Company in April 1994 dating back to fiscal 1993 and the first two quarters of fiscal 1994. The Company has submitted documents to the Commission pursuant to requests from the Commission as part of the investigation. The Commission is in the process of interviewing potential witnesses as part of the investigation.

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

3.     STOCK COMPENSATION PLANS

       In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." The Company adopted the disclosure provisions of SFAS 123 in the first quarter of fiscal 1997, the effect of which was not material for all periods presented.

4.     TREASURY STOCK

       The Company changed its state of incorporation from Delaware to Minnesota by merging the Company into a wholly-owned subsidiary of the Company which is a Minnesota corporation. As a result of this, the treasury stock was retired and apportionately reclassed into retained earnings and additional paid in capital.



                        MICRO COMPONENT TECHNOLOGY, INC.
                                    FORM 10-Q
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 28, 1996

Net sales for the second quarter ended December 28, 1996, were $4.0 million, a decrease of $1.5 million or 27.6% from $5.5 million of a year ago. The slowdown in the semiconductor industry continued to impact revenue levels during the second three months of fiscal year 1997. As compared to the prior quarter ended September 28, 1996, net sales increased by $1.4 million. This increase was primarily the result of a sale under a relationship established with a leading tester manufacturer to integrate the two company's products into an integrated test solution.

Gross profit for the second quarter of fiscal 1997 was $2.1 million, a decrease of $1.0 million or 31.5% from $3.0 million of a year ago. Gross margin was 52.3% as compared to 55.3% for the same period last year. The reduction in gross margin is attributable to changes in product mix and to increased unabsorbed overhead expenses due to lower production levels. The Company anticipates quarterly gross margins on current products will continue to be at a lower rate when compared to the prior year, unless semiconductor market conditions improve significantly.

Selling, general and administrative expense in the second quarter of fiscal 1997 was $1.8 million compared to $1.5 million in the prior year. As a percentage of net sales, SG&A increased to 44.4% for the second quarter from 28.1% for the same period last year. The percentage increase is primarily due to the lower net sales level.

Research and development expense for the second quarter of fiscal 1997 was $1.0 million compared to $1.1 million for the same period one year ago. As a percentage of net sales, R&D expenses increased to 27.2% from 20.4% in the prior year. The percentage increase is due to the lower net sales level. The high level of R&D expenditures and management's plans to continue significant investment in R&D represent the Company's continued focus on new product offerings.

The Company generated net interest income during the quarter of $87,000 as compared to $60,000 for the same period one year ago. The increase in net interest income is due to the Company's strengthened cash position and reduced debt level in the second quarter of fiscal 1997 versus 1996.

Net loss for the second quarter of fiscal 1997 was $0.7 million as compared to net income of $2.0 million (including a one-time gain of $1.5 million related to the escrow settlement on the sale of the 1149 tester product line) for the second quarter of fiscal 1996.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 28, 1996

Net sales for the six months ended December 28, 1996 were $6.6 million, a decrease of $5.8 million from the same period a year ago. The continuing slowdown in the semiconductor industry has severely impacted fiscal 1997 net sales.

Gross profit for the six months ended December 28, 1996 was $3.5 million, a decrease of $3.7 million or 51.7%, from $7.2 million last year. Gross margin was 52.8%, compared to 58.4% for the same six month period a year ago. The reduction in gross margin is attributable to changes in product mix and to increased unabsorbed overhead expenses due to lower production levels.

Selling, general and administrative expense for the six months ended December 28, 1996, was $3.5 million compared to $4.0 million in the prior year As a percentage of net sales, SG&A increased to 53.6% for the first six months of fiscal 1997 from 32.2% for the same period last year. The percentage increase is due to the lower net sales level.

Research and development expense for the six months ended December 28, 1996, was $1.9 million, a $0.2 million increase or 9.0%, from 1.7 million of a year ago. As a percentage of net sales, R&D expenses increased to 29.1% from 14.3% in the prior year. The percentage increase is due to the lower net sales level and continued emphasis on new product development.

The Company generated net interest income of $166,000 during the first six months of fiscal 1997 as compared to $64,000 for the same period one year ago. The increase in net interest income is due to the Company's strengthened cash position and reduced debt level in the first six months of fiscal 1997 versus 1996.

Net loss for the six months ended December 28, 1996 was $1.8 million as compared to net income of $3.5 million, inclusive of an unusual and non-recurring gain of $1.5 million and income from discontinued operations of $0.5 million, for the first six months of fiscal 1996.

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

The Company generated $0.5 million of cash in its operating activities during the quarter ended December 28, 1996 as compared to $0.7 million generated in the same period during the prior year. Accounts receivable collections were the primary provider of cash during the first six month of fiscal year 1997.

Capital expenditures for the first six months were $39,000, compared to $266,000 in the previous year. The Company does not anticipate making significant capital investments in fiscal 1997.

At December 28, 1997, the Company had cash and cash equivalents of $8.3 million, as compared to $7.8 million at June 29, 1996.

Current assets at December 28, 1996 were $14.1 million, or $1.6 million lower than the amount of current assets of $15.7 million at June 29, 1996. The decrease of $2.1 million in accounts receivable was partially offset by the increase of $0.5 million in cash.

Current liabilities at December 28, 1996 were $3.1 million, the same amount as at June 29, 1996.

The Company's operations have been funded with proceeds from the private placement, escrow settlement and operating cash flows. Management believes that cash and cash equivalents on-hand, and anticipated cash flows from operations are sufficient to sustain the Company's current operations in the current semiconductor market environment through the foreseeable future.

IMPACT OF ACCOUNTING STANDARDS

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." The Company adopted the disclosure provisions of SFAS 123 in the first quarter of fiscal 1997, the effect of which was not material for all periods presented.

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



                        MICRO COMPONENT TECHNOLOGY, INC.
                                    FORM 10-Q
                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The Securities and Exchange Commission has informed the Company that it is conducting an investigation with respect to certain financial reporting discrepancies announced by the Company in April 1994 dating back to fiscal 1993 and the first two quarters of fiscal 1994. The Company has submitted documents to the Commission pursuant to requests from the Commission as part of the investigation. The Commission is in the process of interviewing potential witnesses as part of the investigation.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The annual meeting of the stockholders of the Company was held November 6, 1996. The matters voted on at the meeting and the outcome of that voting was as follows:

       1. Election of a board of five directors comprised of Roger E. Gower, Patrick Verderico, D. James Guzy, David M. Sugishita, and Donald VanLuvanee.

       2. Approval of an amendment to the Incentive Stock Option Plan limiting the number of options granted to any employee in any year to options for 300,000 shares.

       3. Approval of a change of the Company's state of incorporation from Delaware to Minnesota by merging the Company into a wholly-owned subsidiary of the Company which is a Minnesota corporation.

              The outcome of the voting was as follows:

                                                                 Broker
                              For     Against     Abstain      Non-Vote
                              ---     -------     -------      --------

Item 1:

  Roger E. Gower        6,133,458      37,976           0             0
  Patrick Verderico     6,133,458      37,976           0             0
  D. James Guzy         6,133,458      37,976           0             0
  David M. Sugishita    6,131,791      39,643           0             0
  Donald VanLuvanee     6,133,458      37,976           0             0

Item 2.                 6,004,088     106,927      30,090        30,329

Item 3.                 3,902,617     203,883     381,406     1,199,317


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibit 11. Computation of Earnings Per Common and Common Equivalent
       Shares

(b) On November 18, 1996, the Company filed a Form 8-K with responses to item 5 and item 8 describing the reincorporation of the Company from Delaware to Minnesota.



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




                                         Micro Component Technology, Inc.
                                         Registrant


Dated:  February 10, 1997                By: /s/ Roger E. Gower
                                             ---------------------------------
                                         Roger E. Gower
                                         President and Chief Executive Officer


                                                         and


Dated:  February 10, 1997                By: /s/ Jeffrey S. Mathiesen
                                             ---------------------------------
                                         Jeffrey S. Mathiesen
                                         Chief Financial Officer
                                         Chief Accounting Officer



                        MICRO COMPONENT TECHNOLOGY, INC.
                                    FORM 10-Q
                                  EXHIBIT INDEX

Exhibit
Number                                                               Page

11    Computation of Earnings per Common and
         Common Equivalent Shares                                     15