Form 10-Q
period 1997-03-29
MICRO COMPONENT TECHNOLOGY INC
filed 1997-05-05
CIK 911149

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 29, 1997

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from         to

                           Commission File No. 0-22384

                        MICRO COMPONENT TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

            Minnesota                                         41-0985960
  (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                         Identification No.)

                2340 West County Road C, St. Paul, MN 55113-2528
        (formerly 3850 North Victoria Street, St. Paul, Minnesota 55126)
                    (Address of principal executive offices)

                                 (612) 697-4000
                             (formerly 612 482-5100)
                         (Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                          Yes _X_       No ___

The number of shares outstanding of the Registrant's Common Stock, as of April 30, 1997 was 7,031,170.



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




                        MICRO COMPONENT TECHNOLOGY, INC.
                                    FORM 10-Q
                          ITEM 1. FINANCIAL INFORMATION
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands except share and per share data)


                                    ASSETS                        Mar. 29, 1997 June 29, 1996
                                    ------                           --------    --------
                                                                   (Unaudited)   (Audited)
Current assets:
Cash and cash equivalents                                            $  7,454    $  7,793
Accounts receivable, less allowance
    for doubtful accounts of $174 (Mar. 1997) and
    $585 (June 1996)                                                    3,150       4,171
Inventories
    Raw materials                                                         969       1,215
    Work in process                                                     1,149         484
    Finished goods                                                        936       1,314
Other                                                                     463         749
                                                                     --------    --------
Total current assets                                                   14,121      15,726
                                                                     --------    --------

Property, plant and equipment                                           4,266       4,663
    Less accumulated depreciation                                       3,316       3,485
                                                                     --------    --------
Property, plant and equipment, net                                        950       1,178
Other assets                                                              139          76
                                                                     --------    --------
Total assets                                                         $ 15,210    $ 16,980
                                                                     ========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current obligations under debt facilities and financing
    obligations                                                      $    312    $    352
Accounts payable                                                        1,329       1,044
Other accrued liabilities                                               1,388       1,692
                                                                     --------    --------
Total current liabilities                                               3,029       3,088

Long-term debt and financing obligations                                  146         183

Commitments and contingencies

Stockholders' equity:
Common stock, $.01 par value, 20,000,000 authorized, 7,031,170 and
    7,187,244 issued, respectively                                         70          70
Redeemable convertible preferred stock, $.01 par value, 1,000,000
    authorized, 315,789 issued (liquidation value $4.75 per share)      1,500       1,500
Additional paid-in capital                                             42,439      43,463
Cumulative translation adjustment                                         (82)        (82)
Accumulated deficit                                                   (31,892)    (26,934)
Treasury stock 176,074 shares of common stock at cost (June 1996)        --        (4,308)
                                                                     --------    --------
Total stockholders' equity                                             12,035      13,709
                                                                     --------    --------
Total liabilities and stockholders' equity                           $ 15,210    $ 16,980
                                                                     ========    ========


                 See notes to consolidated financial statements



                        MICRO COMPONENT TECHNOLOGY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                            Three Months Ended     Nine Months Ended
                                           --------------------   --------------------
                                            Mar. 29,   Mar. 30,   Mar. 29,    Mar. 30,
                                             1997        1996       1997        1996
                                           --------    --------   --------    --------
Net sales                                  $  4,706    $  5,756   $ 11,309    $ 18,130

Cost of sales                                 1,951       2,389      5,065       7,532
                                           --------    --------   --------    --------

Gross profit                                  2,755       3,367      6,244      10,598
                                           --------    --------   --------    --------

Operating expenses
    Selling, general and administrative       1,664       1,893      5,202       5,872
    Research and development                  1,021       1,441      2,945       3,206
    Unusual and non-recurring items            --          --         --        (1,524)
                                           --------    --------   --------    --------

Total operating expenses                      2,685       3,334      8,147       7,554
                                           --------    --------   --------    --------

Income (loss) from operations                    70          33     (1,903)      3,044

Interest income, net                             85          80        251         144
Other                                           (63)       --          (63)       --
                                           --------    --------   --------    --------

Total interest and other                         22          80        188         144

Income (loss) before income taxes                92         113     (1,715)      3,188

Income tax provision                           --             4       --            76
                                           --------    --------   --------    --------

Income (loss) from continuing operations         92         109     (1,715)      3,112

Discontinued operations                        --          --         --           474

Net income (loss)                          $     92    $    109   $ (1,715)   $  3,586
                                           ========    ========   ========    ========


Income (loss)  per share from continuing
    operations                             $    .01    $    .01   $   (.24)   $    .44


Income per share from discontinued
    operations
                                               --          --         --           .06
                                           --------    --------   --------    --------

Net income (loss) per share                $    .01         .01   $   (.24)   $    .50
                                           ========    ========   ========    ========

Weighted average common and common
    equivalent shares outstanding             7,516       7,663      7,028       7,127
                                           ========    ========   ========    ========


                 See notes to consolidated financial statements



                        MICRO COMPONENT TECHNOLOGY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                              Nine Months Ended
                                                              -----------------
                                                             Mar. 29,   Mar. 30,
                                                               1997       1996
                                                             -------    -------

Cash flows from operating activities:
   Net income (loss)                                         $(1,715)   $ 3,586
   Adjustments to reconcile net income (loss) to
     net cash used by operating activities
       Depreciation and amortization                             339        310
       Gain on sale of property, plant & equipment               (23)       (12)
       Unusual and non-recurring items                          --       (1,524)

       Changes in assets and liabilities:
         Accounts receivable                                   1,021     (1,871)
         Inventories                                             (41)       (77)
         Other assets                                            223        925
         Accounts payable                                        285       (570)
         Other accrued liabilities                              (304)    (1,369)
         Discontinued operations                                --          977
                                                             -------    -------


   Net cash provided by (used in) operating activities          (215)       375

Cash flows from investing activities:
   Net proceeds from sale of property, plant and equipment        24         19
   Additions to property, plant and equipment                   (112)      (509)
   Proceeds from sale of subsidiary                             --          150
   Net proceeds from sale of product line                       --        1,524
                                                             -------    -------

   Net cash provided by (used in) investing activities           (88)     1,184

Cash flows from financing activities:
   Proceeds from issuance of long-term debt                     --           98
   Payments of long-term debt                                    (77)       (77)
   Proceeds from issuance of stock                                41      5,107
                                                             -------    -------
Net cash provided by (used in) financing activities              (36)     5,128
                                                             -------    -------

Effects of exchange rate changes                                --         (361)
                                                             -------    -------
Net increase (decrease) in cash and cash equivalents            (339)     6,326

Cash and cash equivalents at beginning of period               7,793      1,156
                                                             -------    -------

Cash and cash equivalents at end of period                   $ 7,454    $ 7,482
                                                             =======    =======

                 See notes to consolidated financial statements



                        MICRO COMPONENT TECHNOLOGY, INC.
                                    FORM 10-Q
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.     INTERIM FINANCIAL STATEMENTS

       The accompanying unaudited, condensed, consolidated financial statements for the three and nine month periods ended March 29, 1997 have been prepared in accordance with the instructions for SEC Form 10-Q and, accordingly, do not include all disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.

       Interim unaudited financial results should be read in conjunction with the audited financial statements included in the SEC Annual Report, Form 10-K, for the fiscal year ended June 29, 1996.

       The results of operations for the three and nine months ended March 29, 1997 are not necessarily indicative of the operating results to be expected for the full year.

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

       On September 25, 1995 the Company sold all of the outstanding stock of the Company's European subsidiary, Intertrade Scientific, Inc. (ITS) to Cardine & Levy, a company based in France. In July 1996 Cardine & Levy initiated an arbitration proceeding in Geneva, Switzerland under the rules of the International Chamber of Commerce claiming damages from the Company related to the discontinuation of a distribution relationship between ITS and one of its significant equipment suppliers. The Company has responded to the request for arbitration and denied any liability. The Company intends to vigorously defend its position in the arbitration proceeding and is seeking to recover their additional amounts due pursuant to the original sales agreement from Cardine & Levy.

3.     NEW ACCOUNTING PRONOUNCEMENTS

       In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." The Company adopted the disclosure provisions of SFAS 123 in the first quarter of fiscal 1997, the effect of which was not material for all periods presented.

       In February 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 128 "Earnings per Share". This Statement specifies the computation, presentation, and disclosure requirements for earnings per share. This Statement is effective for financial statements issued for periods after December 15, 1997, including interim periods. Adoption by the Company in 1998 is not expected to have a material impact on the earnings per share computation.

4.     RECLASSIFICATION

       Certain reclassifications have been made to the 1996 consolidated financial statements to conform to the 1997 classification. These reclassifications had no impact on net income or stockholders' equity as previously reported.


                        MICRO COMPONENT TECHNOLOGY, INC.
                                    FORM 10-Q
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 29, 1997

Net sales for the third quarter ended March 29, 1997, were $4.7 million, a decrease of $1.1 million or 18.2% from $5.8 million in the prior year. Softness in the semiconductor capital equipment market continued to negatively impact sales in the current year. As compared to the prior quarter ended December 28, 1996, net sales increased by $0.7 million. This increase was lead by sales of the MCT 5100 product during the quarter.

Gross profit for the third quarter of fiscal 1997 decreased by $0.6 million, or 18.2%, to $2.8 million from $3.4 million in the prior year. The decrease resulted from lower sales. Gross margin was 58.5% for both the current year and prior year quarters.

Selling, general and administrative expense in the third quarter of fiscal 1997 was $1.7 million compared to $1.9 million in the prior year. As a percentage of net sales, SG&A increased to 35.4% for the third quarter from 32.9% for the same period last year, as a result of the lower comparative sales.

Research and development expense for the third quarter of fiscal 1997 was $1.0 million compared to $1.4 million for the same period one year ago. As a percentage of net sales, R&D expenses decreased to 21.7% from 25.0% in the prior year. The Company will continue to make significant investment in Research and Development consistent with its continued focus on new product offerings.

The Company generated net interest income during the quarter of $85,000 as compared to $80,000 for the same period one year ago. Increased rates earned on investments and reduced debt levels in the third quarter of fiscal 1997 versus fiscal 1996 resulted in the difference.

Net income for the third quarter of fiscal 1997 was $92,000 or 2.0% of net sales as compared to net income of $109,000 for the third quarter of fiscal 1996.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 29, 1997

Net sales for the nine months ended March 29, 1997 were $11.3 million, a decrease of $6.8 million from the same period a year ago. The continued slowdown in the semiconductor capital equipment market has severely impacted fiscal 1997 net sales.

Gross profit for the nine months ended March 29, 1997 was $6.2 million, a decrease of $4.4 million or 41.1%, from $10.6 million last year. Gross margin was 55.2%, compared to 58.5% for the same nine month period a year ago. The reduction in gross margin is attributable to changes in product mix and to increased unabsorbed overhead expenses due to lower production levels in early fiscal 1997.

Selling, general and administrative expense for the nine months ended March 29, 1997, was $5.2 million compared to $5.9 million in the prior year. As a percentage of net sales, SG&A increased to 46.0% for the first nine months of fiscal 1997 from 32.4% for the same period last year. The percentage increase is due to the lower net sales level.

Research and development expense for the nine months ended March 29, 1997, was $2.9 million, a $0.3 million decrease from $3.2 million of a year ago. As a percentage of net sales, R&D expenses increased to 26.0% from 17.7% in the prior year. The percentage increase is due to the lower net sales level and continued emphasis on new product development.

The Company generated net interest income of $251,000 during the first nine months of fiscal 1997 as compared to $144,000 for the same period one year ago. The increase in net interest income is due to the Company's strengthened cash position and reduced debt level in the first nine months of fiscal 1997 versus fiscal 1996.

Net loss for the nine months ended March 29, 1997 was $1.7 million as compared to net income of $3.6 million, inclusive of an unusual and non-recurring gain of $1.5 million and income from discontinued operations of $0.5 million, for the first nine months of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

In February 1996, the Company received $0.5 million from Hambrecht & Quist Guaranty Finance L.P. ( "H&Q") pursuant to its exercise of stock warrants for 160,000 shares of the Company's common stock. In December 1995, the Company received $1.5 million in settlement of the escrow agreement established with Megatest Corporation in connection with the November 1994 sale of the 1149 tester product line. In August 1995, the Company completed a private placement offering of 1,500,000 shares of the Company's common stock, receiving net proceeds of $4.6 million. These funds are being used for operations and the unused portion is currently held in interest-bearing cash equivalents.

The Company used $0.2 million of cash in its operating activities during the nine months ended March 29, 1997 as compared to $0.4 million of cash generated by operations in the same period of the prior year. Cash flows from collection of accounts receivable offset most of the loss in the current year.

Capital expenditures for the first nine months were $112,000, compared to $509,000 for the same period of the previous year. The Company expects fiscal 1997 capital investments to be below prior year levels.

At March 29, 1997, the Company had cash and cash equivalents of $7.5 million, as compared to $7.8 million at June 29, 1996.

Current assets at March 29, 1997 were $14.1 million, or $1.6 million lower than the amount of current assets of $15.7 million at June 29, 1996. The decrease is primarily attributable to the reductions in accounts receivable.

Current liabilities at March 29, 1997 were $3.0 million, slightly lower than $3.1 as at June 29, 1996.

Management believes that cash and cash equivalents on-hand, and anticipated cash flows from operations are sufficient to sustain the Company's present operations in the current semiconductor capital equipment market environment through the foreseeable future.

IMPACT OF ACCOUNTING STANDARDS

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." The Company adopted the disclosure provisions of SFAS 123 in the first quarter of fiscal 1997, the effect of which was not material for all periods presented.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 128 "Earnings per Share". This Statement specifies the computation, presentation, and disclosure requirements for earnings per share. This Statement is effective for financial statements issued for periods after December 15, 1997, including interim periods. Adoption by the Company in 1998 is not expected to have a material impact on the earnings per share computation.

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

On September 25, 1995 the Company sold all of the outstanding stock of the Company's European subsidiary, Intertrade Scientific, Inc. (ITS) to Cardine & Levy, a company based in France. In July 1996 Cardine & Levy initiated an arbitration proceeding in Geneva, Switzerland under the rules of the International Chamber of Commerce claiming damages from the Company related to the discontinuation of a distribution relationship between ITS and one of its significant equipment suppliers. The Company has responded to the request for arbitration and denied any liability. The Company intends to vigorously defend its position in the arbitration proceeding and is seeking to recover the additional amounts due pursuant to the original sales agreement from Cardine & Levy.



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




                                    Micro Component Technology, Inc.
                                    --------------------------------
                                    Registrant


Dated:  May 2, 1997                 By: /s/ Roger E. Gower
                                        -------------------
                                        Roger E. Gower
                                        President and Chief Executive Officer


                                        and


Dated:  May 2, 1997                 By: /s/ Jeffrey S. Mathiesen
                                        -------------------------
                                        Jeffrey S. Mathiesen
                                        Chief Financial Officer
                                        Chief Accounting Officer



                        MICRO COMPONENT TECHNOLOGY, INC.
                                    FORM 10-Q
                                  EXHIBIT INDEX



Exhibit
Number                                                             Page


  11     Computation of Earnings per Common and
          Common Equivalent Shares                                  15