Form 10-K
period 1997-06-28
MICRO COMPONENT TECHNOLOGY INC
filed 1997-09-23
CIK 911149

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       FOR FISCAL YEAR ENDED JUNE 28, 1997
                                       OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM _______ TO _______

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

               2340 WEST COUNTY ROAD C, ST. PAUL, MINNESOTA 55113
                    (Address of principal executive offices)
        Registrant's telephone number, including area code (612) 697-4000

               Securities registered pursuant to Section 12(b) of
                 the Act: None Securities registered pursuant to
                            Section 12(g) of the Act:
                          COMMON STOCK, $.01 PAR VALUE
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the common stock held by non-affiliates of the Registrant on August 15, 1997 (based upon the closing price of those shares on the NASDAQ National Market System) was approximately $19.2 million.

Number of shares outstanding of the Registrant's Common stock, as of August 15, 1997, is 7,057,102.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Definitive Proxy Statement for the annual meeting of stockholders to be held on November 5, 1997 (the "Proxy Statement"), and to be filed within 120 days after the Registrant's fiscal year ended June 28, 1997, are incorporated by reference into Part III.


                        MICRO COMPONENT TECHNOLOGY, INC.

TABLE OF CONTENTS
                                                                                             PAGE
PART I

      ITEM     1. Business................................................................       4

      ITEM     2. Properties..............................................................      10

      ITEM     3. Legal Proceedings.......................................................      10

      ITEM     4. Submission of Matters to a Vote of Security Holders.....................      11

PART II

      ITEM     5. Market for Registrant's Common stock and Related Stockholder Matters....      11

      ITEM     6. Selected Financial Data.................................................      13

      ITEM     7. Management's Discussion and Analysis of Results of Operations and
                      Financial Condition.................................................      15

      ITEM     8. Financial Statements and Supplementary Data.............................      19

      ITEM     9. Changes in and Disagreements with Accountants on Accounting and
                      Financial Disclosure................................................      19

PART III

      ITEM    10. Directors and Executive Officers of the Registrant......................      20

      ITEM    11. Executive Compensation..................................................      20

      ITEM    12. Security Ownership of Certain Beneficial Owners and
                      Management..........................................................      20

      ITEM    13. Certain Relationships and Related Transactions..........................      20

PART IV

      ITEM    14. Exhibits, Financial Statement Schedules, and Reports on
                      Form 8-K............................................................      20

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS................................................     F-1


                                     PART I

         This Form 10-K contains certain forward-looking statements. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, including those set forth in the section below entitled "Risk Factors."

                                   THE COMPANY
ITEM 1.  BUSINESS

GENERAL

         Unless the context otherwise requires, references in this Annual Report on Form 10-K to "MCT", "Registrant" and the "Company" refer to Micro Component Technology, Inc. and its consolidated subsidiaries. MCT was incorporated in Minnesota on June 20, 1972, was reorganized as a Delaware corporation on June 28, 1983 and reorganized as a Minnesota corporation on November 6, 1996. MCT has one wholly owned active subsidiary, Micro Component Technology Asia Pte. Ltd. ("MCT Asia"). The Company's principal executive offices are located at 2340 West County Road C, St. Paul, Minnesota 55113 and its telephone number at that location is (612) 697-4000.

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

         Furthermore, handler designers must consider the contact set, which is the critical mechanical and electrical interface between the tester and the IC device under test. While not all handler manufacturers offer contact sets, higher test performance can be anticipated from those handlers in which contact sets are fully integrated into the handler design. Additionally, those manufacturers not providing contact sets require that the customers bear the burden of integrating testers, contact sets, and handlers.

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

         MCT 5100 FINE PITCH SURFACE MOUNT DEVICE HANDLER
         The MCT 5100 Handler is a new high speed handler for handling small outline integrated circuits ("SOIC"). The new fine pitch SOIC packages are very light and are difficult to handle in traditional gravity feed handlers. These devices range from 0.110 inches wide to 0.300 inches wide and have lead pitch down to 0.012 inches. The MCT 5100 Handler uses a combination of gravity feed and pick and place technology to reliably move parts through the handler. The MCT 5100 Handler is capable of testing one or two devices in parallel with throughput of 14,400 units per hour with an index time of only .500 seconds. This makes the MCT 5100 Handler one of the fastest handlers available in the market today. The system is controlled by a high speed computer that monitors all functions of the handler and is capable of producing reports to operators and management describing test efficiency, handler uptime, test yield, operator identification, lot statistics and other customer defined data. The handler can be configured with several different kits for varying customer requirements. The Company began shipping this product in volume in the last half of fiscal 1997, and this product is expected to represent a significant portion of equipment sales and growth potential in fiscal 1998.

         MCT 7632 FINE PITCH PICK AND PLACE HANDLER
         The MCT 7632 Handler is a new handler for high volume manufacturing of memory and other semiconductor devices. The MCT 7632 Handler can accommodate a large variety of package types including the traditional PLCC, LCC and PGA packages and the more difficult to handle SOIC, TSOP, TSSOP, and (mu)BGA packages. The handler uses pick and place technology to pick up devices from carriers, move them to the test site, and then move them to the appropriate bin after test. The MCT 7632 Handler can test from 1 to 32 devices in parallel at temperatures ranging from -60 degrees Centigrade to +160 degrees Centigrade. The handler has a unique capability of being able to load and unload devices from carriers while testing without interrupting system operation. This capability, called HotSwap(TM), provides for very high throughput and ease of use in a production environment. Like the MCT 5100 Handler, the MCT 7632 Handler is controlled by a high speed computer that monitors all functions of the handler and is capable of producing reports to operators and management describing test efficiency, handler uptime, test yield, operator identification, lot statistics and other customer defined data. The Company has shipped two systems for evaluation and expects this product to begin contributing revenue in the last half of fiscal 1998.

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

         During fiscal 1995, the Company sold its 1149 product line to Megatest Corporation, allowing the Company to focus upon recapturing its market position as THE handler company. The Company did retain its mature tester product line, the MCT 2000 series. The Company performs board repair and maintenance contracts, refurbishes units and provides spare parts and additional pincards as a means of supporting the large installed base of equipment.

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

MARKETING AND SALES

         The Company's marketing and sales efforts are organized around three regional divisions: the United States and Canada, Asia, and Europe. The Company markets its products primarily to IC device manufacturers through its own sales force and, in selected geographical areas, through independent sales representatives and distributors.

         The Company augments its sales efforts with direct customer support/service engineers based in the field. These engineers are specialists in the Company's product portfolio and work with the customers to help determine product requirements, install the Company's equipment, and train the customers' operators and maintenance technicians on the proper use and care of the Company's equipment. These engineers also help identify emerging markets for new products and are supported by the Company's design center at St. Paul, Minnesota.

         MCT ASIA
         As semiconductor manufacturers move responsibility for ATE purchasing to the factory level, the Company's operations in the Pacific Rim region have become increasingly important. With a presence established more than 15 years ago, the Company operates MCT Asia Pte., Ltd., and its wholly-owned subsidiary, MCT Asia (Penang) Sdn. Bhd., with offices in Singapore and Penang, Malaysia respectively. MCT Asia, the regional headquarters, also controls 85% of a company, MCT Beijing, in a partnership with the Institute for Integrated Circuit Testing in Beijing, PROC. To supplement the region's sales and service coverage, MCT Asia uses sales representative companies and distributors in Singapore, Thailand, Malaysia, the Philippines, Korea, Taiwan and China.

         The Company has stationed service engineer personnel in Singapore and Penang, Malaysia for rapid response to any customer problem in the Far East. Additionally, a complete board-repair facility in Penang, Malaysia provides the Company's Asian customers with local board service and repair capabilities.

WORLDWIDE SUPPORT

         Through its foreign subsidiary and sales representative companies and distributors, the Company maintains customer support centers in 19 offices worldwide, located in the U.S., the Far East, and Europe. The Company believes that its direct sales, service and applications personnel add significant value to its products, thereby enhancing their marketability and fostering long-term customer loyalty. The sales staff encourages "partnering" relationships in which the Company's sales and engineering personnel are assigned to work closely with the Company's major customers to determine the most cost-effective solutions for their ATE needs. As a result, the customer gains detailed insight into the benefits of the Company's product offerings and the Company has an opportunity to demonstrate its products as optimized for that customer.

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

 SEASONALITY IN QUARTERLY OPERATING RESULTS

         During each quarter, the Company customarily sells a relatively small number of systems which carry a high average selling price. The majority of shipments in a quarter are typically booked during the same quarter. Although the Company believes its sales are not seasonal in nature, a small change in the number of products ordered and/or shipped in a quarter can have a significant impact on results of operations for that particular quarter. Moreover, production difficulties could delay shipments. Accordingly, the Company's operating results may vary significantly from quarter to quarter and could be adversely affected for a particular quarter if shipments for that quarter were lower than anticipated. The Company's quarterly operating results may also be affected by, among other factors, the timing of new product introductions, fluctuations in the semiconductor market and the actions of competitors.

CUSTOMERS

         The Company expends substantial efforts to maintain its relationships with its existing major customers in order to increase the likelihood that these manufacturers will continue to select the Company's testers and/or handlers for their future generations of IC devices. However, it is difficult to obtain significant new ATE customers.

         The Company's largest customer for each of the past three years, SGS-Thomson Micro Electronic, Inc. ("SGS"), accounted for approximately 17%, 24% and 15% of the Company's sales in 1997, 1996 and 1995, respectively. In addition, sales to one other customer related to a specific contract which was completed in 1997 accounted for approximately 11% of sales in 1997. The Company does not anticipate sales to this customer to continue at that level in the future and does not anticipate a significant adverse impact as a result.

         The Company expects SGS will continue to be a large customer, but expects that sales to SGS will decrease as a percentage of its net sales as the Company's product mix shifts to the newer products. The loss of a major customer or any reduction in orders by such a customer, including reductions due to market or competitive conditions in the semiconductor industry, would have an adverse effect on the Company's results of operations. In addition, the Company's ability to increase its net sales will depend in part upon its ability to obtain orders from new customers. No assurance can be given that the Company will be able to do so.

BACKLOG

         As of June 28, 1997, the Company's backlog of unfilled orders was $2.6 million, compared with $1.6 million as of June 29, 1996. Substantially all of the backlog as of June 28, 1997 is expected to be shipped in the first half of fiscal year 1998. Since a large majority of the shipments made in a given quarter are usually made during the latter part of the quarter, and since a significant portion of shipments in a given quarter are booked during that same quarter, backlog as of a date in the middle of the quarter will typically be greater than backlog at quarter end. The Company includes in backlog only those orders to which a purchase order number has been assigned by the customer and for which a delivery schedule has been specified. All orders are subject to cancellation by the customer with limited charges. The Company's backlog at a particular date is not necessarily indicative of actual sales for any succeeding period.

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

         For fiscal years 1995, 1996 and 1997, the Company's expenses relating to research and development were $3.7 million, $4.3 million and $3.9 million, respectively.

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

COMPETITION

         The IC device ATE industry is highly competitive. The Company faces substantial competition throughout the world, primarily from ATE manufacturers in the United States and Japan. The Company's primary competitors in the handler market are Advantest, ASECO Corporation, Aetrium Incorporated (including its Sym-Tek Systems, Inc. and FSA subsidiaries), Cohu, Inc., Kuwano, Multi-Test GmbH and Tesec. Many of these competitors are considerably larger and have considerably greater financial resources than the Company.

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

EMPLOYEES

         As of June 28, 1997, the Company had a total of 156 employees and 11 contract personnel, including 71 (or 43%) engaged in manufacturing, 40 (or 24%) in engineering and research and development, 32 (or 19%) in sales, marketing and service, and 24 (or 14%) in administration. Many of the Company's employees are highly skilled, and the Company believes its future success will depend in large part on its ability to attract and retain such employees. None of the Company's employees is covered by a collective bargaining agreement, and the Company has experienced no work stoppages. The Company considers its employee relations to be good.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

         The Company operates in three geographic areas. Summarized data for the Company's operations is included in Note 8 of Notes to Consolidated Financial Statements, included elsewhere herein.

ITEM 2.  PROPERTIES

         The Company's principal executive and administrative offices as well as its manufacturing operations utilize approximately 69,000 square feet in a facility in St. Paul, Minnesota. This facility is leased through April 2007.

ITEM 3.  LEGAL PROCEEDINGS

         The Securities and Exchange Commission is conducting an investigation with respect to certain financial reporting discrepancies announced by the Company in April 1994 dating back to fiscal 1993 and the first two quarters of fiscal 1994. The Company has submitted documents to the Commission pursuant to requests from the Commission, and certain former officers and certain current and former employees of the Company have been interviewed by the Commission as part of the investigation. Management is currently not able to predict the financial impact, if any, that may result from the outcome of the investigation.

         On December 28, 1995, University/Joseph Associates, the former landlord of Sym-Tek Systems, Inc. ("Sym-Tek"), filed a lawsuit against the Company in Superior Court in San Diego, California, seeking payment by the Company of $500,000. The landlord alleged in the lawsuit that the Company agreed to pay Sym-Tek's rent during the period in 1994 in which the Company and Sym-Tek were negotiating a possible merger. The merger was not concluded, and the Company denied any liability to the landlord. However, to settle the matter and avoid further costs of litigation, the Company agreed, in August 1997, to make a payment to the landlord for an amount within the previously recorded reserve for this matter.

         On September 25, 1995 the Company sold all of the outstanding stock of the Company's European subsidiary, Intertrade Scientific, Inc. ("ITS") to Cardine & Levy, a company based in France. In July 1996 Cardine & Levy initiated an arbitration proceeding in Geneva, Switzerland under the rules of the International Chamber of Commerce claiming damages from the Company related to the discontinuation of a distribution relationship between ITS and one of its significant equipment suppliers. In August 1997, the Company and Cardine & Levy settled the dispute through reduction of future payments due to the Company from ITS related to the original sale. The settlement had no impact on the Company's current financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the quarter ended June 28, 1997.

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

         The following table sets forth the high and low prices for the Company's common stock as reported by NASDAQ and the OTC Bulletin Board for the periods indicated:

                                Fiscal 1997                Fiscal 1996
                           --------------------         --------------------
                           High          Low            High          Low
                           ----          ---            ----          ---
         First Quarter     $3 1/2        $1 7/8         $7 3/8        $3
         Second Quarter    $3            $1 3/4         $8            $6 1/2
         Third Quarter     $3 3/4        $2 3/8         $6 7/8        $4
         Fourth Quarter    $3 7/8        $2 1/4         $5 1/8        $3 3/8

         The above prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The approximate number of holders of record of the common stock as of August 15, 1997 was 279.

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

During the past three fiscal years, the Company made the following sales of unregistered securities:

         On July 14, 1994, the Company issued a warrant to purchase 30,000 shares of its common stock at $5.00 per share to a supplier in connection with the settlement of litigation between the parties. The sale was exempt from registration under Section 4(2) of the Securities Act.

         On November 22, 1994, the Company sold 315,789 shares of non-voting preferred stock to Megatest Corporation for $4.75 per share. The sale was exempt from registration under Section 4(2) of the Securities Act.

         On March 21, 1995, the Company issued 25,000 shares of common stock to a former officer in satisfaction of $36,441 of indebtedness owed to the former officer. The sale was exempt from registration under Section 4(2) of the Securities Act.

         On May 31, 1995, the Company issued 40,000 shares of common stock to a former chief executive officer, and also agreed to pay him $20,000, in full payment and satisfaction of all debts, liabilities and obligations of the

Company under his severance agreement. The issuance was exempt from registration under Section 4(2) of the Securities Act.

         On August 17, 1995, the Company sold 1,500,000 shares of common stock, for $3.125 per share, to a group of accredited investors. The sale was exempt from registration under Rules 505 and 506 of Regulation D under the Securities Act of 1933, and met all of the requirements for sales under those rules.

         Between September 26, 1995, and November 3, 1995, Hambrecht & Quist Guaranty Finance, L.P. and its affiliates surrendered a total of 301,177 warrants in exchange for 165,102 shares of common stock pursuant to a "cashless exercise" provision in the warrants. The sales were exempt from registration under Section 4(2) of the Securities Act.

         On December 29, 1995, the Company issued 200,000 shares of common stock, with a total value of $1,100,000, pursuant to settlement of a shareholders' lawsuit. The issuance was exempt from registration pursuant to
Section 3(a)(10) of the Securities Act because it was pursuant to a court-approved settlement of claims.

         On February 1, 1996, the Company sold 160,000 shares of common stock to Hambrecht & Quist Guaranty Finance, L.P. and its affiliates for $3.125 per share pursuant to the terms of a warrant agreement. The sale was exempt from registration under Section 4(2) of the Securities Act.

         The Company paid no discounts or commissions on any of the above sales. All sales made pursuant to the exemption under Section 4(2) of the Securities Act were made to a limited number of sophisticated investors, who had access to current information about the Company, who were purchasing for investment, and whose certificates contained legends referring to applicable restrictions on transfer.

ITEM 6.  SELECTED FINANCIAL DATA

                        MICRO COMPONENT TECHNOLOGY, INC.
                      SELECTED CONSOLIDATED FINANCIAL DATA
                      (in thousands, except per share data)

                                                          June 26,      June 25,     June 24,     June 29,     June 28,
                                                          1993 (1)      1994 (1)     1995 (1)     1996 (1)        1997
                                                          --------      --------     --------     --------     -------
STATEMENT OF OPERATIONS DATA - YEAR ENDED:
     Net sales.........................................  $  33,104    $   31,324   $   23,635    $  22,318    $  16,129
     Gross profit .....................................     17,462        14,328       10,739       12,999        9,219
     Income (loss) from operations.....................      3,398      (12,203)        1,923        2,330      (1,836)
     Income (loss) from continuing operations..........      1,435      (13,639)        1,566        2,568      (1,563)
     Discontinued operations (2).......................    (1,357)       (1,750)      (3,897)          652            -
     Income (loss) before extraordinary item...........         78      (15,389)      (2,331)        3,220      (1,563)
     Extraordinary item (3)............................        156             -        1,005            -            -
Net income (loss)......................................        234      (15,389)      (1,326)        3,220      (1,563)
     Dividends on preferred stock......................        540           158            -            -            -
     Net income (loss) applicable to common
       stock........................................... $    (306)    $ (15,547)  $   (1,326)   $    3,220    $ (1,563)
    Per Share Data:
     Income (loss) from continuing operations.......... $     0.77  $     (3.34) $       0.30  $      0.35   $   (0.22)
     Discontinued operations...........................     (0.73)        (0.43)       (0.74)         0.09            -
     Extraordinary item (3)............................       0.08             -         0.19            -            -
     Net income (loss) per share ...................... $   (0.17)  $     (3.80)  $    (0.25)  $      0.44   $   (0.22)
     Weighted average common and common
       equivalent shares outstanding...................      1,852         4,087        5,240        7,246        7,030

SELECTED BALANCE SHEET DATA:
     Working capital (deficit)......................... $    4,145   $   (6,599)  $     2,839    $  12,638    $  11,008
     Net assets of discontinued operations (2).........      1,063         2,764          977            -            -
     Total assets......................................     21,434        31,796       11,532       16,980       15,792
     Current obligations under debt facilities and
       financing obligations...........................        681        10,146          363          352          300
     Long-term debt and financing
       obligations.....................................     17,213            25           41          183          133
     Redeemable convertible preferred
        stock..........................................      9,756             -        1,500        1,500        1,500
Total stockholders' equity (deficit)...................  $(14,519)  $      3,898  $     4,618    $  13,709    $  12,219


(1) Includes unusual and non-recurring items primarily comprised of: 1993 - $468,000 gain on settlement of delinquent property taxes, $108,000 reduction of accrued and unpaid vacation and a $261,000 reversal of 1991 and prior accruals; 1994 - $3,999,000 of costs incurred in the proposed acquisition of SymTek Systems, Inc. and $1,175,000 provision for settlement of shareholder lawsuit; 1995 - $5,194,000 gain on the sale of the 1149 tester product line, $1,948,000 gain on the settlement with SymTek Systems, $752,000 charge for severance costs for the Company's former Chief Executive Officer, and a $212,000 charge for closing a Japanese facility; 1996 - $1,524,000 gain on the resolution of the escrow fund created from the sale of the 1149 tester product line.

(2) In fiscal year 1995, the Company initiated a formal plan to sell the Company's European subsidiary, Intertrade Scientific, Inc. (ITS). A provision for the loss on the sale of approximately $3.0 million was recorded in the results of operations for the year ended June 24, 1995. The net assets of ITS are reflected as "net assets of discontinued operations" on the June 24, 1995 balance sheet and are primarily cash, accounts receivable, inventory, property, plant and equipment, accounts payable, and accrued liabilities. As a result of the final sales agreement, the Company realized a net gain of $0.7 million on the disposal of ITS, which was completed in fiscal 1996.

(3) In fiscal year 1993 the Company issued 20,000 shares of Series C Convertible Preferred stock with an estimated fair value of $44,000 in settlement of $200,000 of outstanding trade payables. The difference between the trade payables and the fair value of the stock issued resulted in an extraordinary gain of $156,000. In fiscal year 1995, the Company used $3.5 million of the proceeds from the sale of the 1149 tester product line in settlement of approximately $4.5 million of outstanding trade payables, not including the payables assumed by Megatest as part of the sale transaction. The difference between the trade payables and the cash used resulted in an extraordinary gain of approximately $1.0 million, net of $21,000 provision for taxes.

QUARTERLY RESULTS, FISCAL 1996 AND 1997

         The following table presents selected unaudited quarterly operating results for the Company for the eight fiscal quarters ended June 28, 1997.

                      (in thousands, except per share data)
                            Three-Month Periods Ended

                               Sept. 30, Dec. 30,  Mar. 30,  June 29,   Sept. 28,  Dec. 28,    Mar. 29,  June 28,
                               1995(2)   1995(1)    1996     1996(2)      1996       1996       1997      1997
                               -------   -------   -------   -------    -------    -------    -------   -------
Net sales ..................   $ 6,890   $ 5,484   $ 5,756   $ 4,188    $ 2,631    $ 3,972    $ 4,706   $ 4,820
Gross profit ...............     4,198     3,033     3,367     2,401      1,411      2,078      2,755     2,975
Income (loss) from
    operations .............     1,115     1,896        33      (714)    (1,207)      (766)        70        67
Income (loss) from
    continuing operations ..     1,001     2,002       109      (544)    (1,128)      (679)        92       152
Gain on disposal of ITS ....       474       -         -         178        -          -          -         -
Net income (loss) ..........   $ 1,475   $ 2,002   $   109   $  (366)   $(1,128)   $  (679)   $    92   $   152
Per share data:
    Income (loss) from
      continuing operations    $  0.16   $  0.26   $  0.01   $ (0.07)   $ (0.15)   $ (0.09)   $  0.01   $  0.02
    Discontinued operations       0.08       -         -        0.02        -          -          -         -
                               -------   -------   -------   -------    -------    -------    -------   -------
    Net income (loss)
      per share ............   $  0.24   $  0.26   $  0.01   $ (0.05)   $ (0.15)   $ (0.09)   $  0.01   $  0.02
                               =======   =======   =======   =======    =======    =======    =======   =======


(1) Income from operations includes unusual and non-recurring income of approximately $1.5 million which the Company received as resolution of the escrow fund created from the sale of the 1149 tester product line.

(2) In fiscal year 1995, the Company initiated a formal plan to sell the Company's European subsidiary, Intertrade Scientific, Inc. (ITS). A provision for the loss on the sale of approximately $3.0 million was recorded in the results of operations for the year ended June 24, 1995. As a result of the final sales agreement, the Company realized a net gain totaling $0.7 million on the disposal of ITS, which was recorded in the first and fourth quarters of fiscal 1996.

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

         The following table sets forth, for the periods indicated, certain items in the Company's statements of operations as a percentage of net sales:

                                                   Year Ended
                                                   ----------
                                            June 24, June 29,   June 28,
                                              1995     1996      1997
                                             -----    -----     -----


Net sales ................................   100.0%   100.0%    100.0%
Cost of sales ............................    54.6     41.8      42.8
                                             -----    -----     -----
Gross margin .............................    45.4     58.2      57.2
Operating expenses:
     Selling, general and administrative .    47.7     35.5      44.2
     Research and development ............    15.8     19.1      24.4
     Unusual and non-recurring items .....   (26.2)    (6.8)      -
                                             -----    -----     -----
          Total operating expenses .......    37.3     47.8      68.6
                                             -----    -----     -----
Income (loss) from operations ............     8.1     10.4     (11.4)
     Other income (expense), net .........     1.1     (1.1)      1.7
                                             -----    -----     -----
Income (loss) before income taxes ........     7.0     11.5      (9.7)
Income tax provision .....................     0.4      -         -
                                             -----    -----     -----
Income (loss) from continuing operations .     6.6     11.5      (9.7)
Income (loss) from discontinued operations   (16.5)     2.9       -
Extraordinary item .......................     4.3      -         -
                                             -----    -----     -----
Net income (loss) ........................    (5.6)%   14.4%     (9.7)%
                                             =====    =====     =====

FISCAL YEARS ENDED JUNE 28, 1997 AND JUNE 29, 1996

NET SALES. Net sales for fiscal year 1997 were $16.1 million, down $6.2 million or 27.8%, compared to $22.3 million in fiscal year 1996. The weakness in the semiconductor capital equipment market during the current year, most pronounced in the first half of fiscal 1997, was the primary factor in the decrease in sales from the previous year. In addition, sales of the newer generation 5100 handler did not begin to contribute significant revenues until the third quarter of the current year. Thus, the Company was mainly relying on sales of older generation products during the first two quarters of the current year.

         As detailed in Note 8 of Notes to Consolidated Financial Statements, sales decreased year to year across all three primary geographic regions in which the Company operates. Sales decreased to a lesser extent in the Far East, where the Company has a strong sales and service presence and a broad customer base. Sales decreased most notably in Europe, where one customer represents a significant portion of the Company's sales in that region.

GROSS PROFIT. Gross profit in fiscal year 1997 decreased 29.1% or $3.8 million to $9.2 million from $13.0 million in fiscal year 1996, primarily as a result of the decrease in revenues. As a percentage of net sales, gross margin decreased to 57.2% in fiscal 1997 from 58.2% in the previous year. The decrease in gross margin occurred from unabsorbed overhead costs early in the year and product mix differences, and was partially offset by lower charges for inventory obsolescence.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative ("SG&A") expense in fiscal year 1997 decreased by $0.8 million or 10.2%, to $7.1 million from $7.9 million in the prior. As a percentage of net sales, the SG&A expense increased to 44.2% in the current year versus 35.5% in fiscal year 1996. The decrease in current year expenses resulted from cost reduction measures and from lower direct selling expenses corresponding to the lower sales levels.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development ("R&D") expense decreased by $326,000, or 7.6%, to $3.9 million in the current year from $4.3 million in fiscal year 1996. As a percentage of net sales, R&D expense increased to 24.4% from 19.1% for last year.

         The Company chose to maintain its level of R&D spending during the downturn in business to ensure that it could bring the newer generation 5100 and 7632 handlers to market, as well as continue to fund other product development projects.

         These efforts are allowing the Company to enter market segments and attract customers not previously served by the Company. However, the success of the 5100 and 7632 products, as well as any potential product offering in the future, is subject to various risks and uncertainties, including customer acceptance, fluctuations in the semiconductor market, technology changes and the possible adverse impact of competition.

UNUSUAL AND NON-RECURRING INCOME. In fiscal year 1996, the Company received approximately $1.5 million from the resolution of disputes concerning the $2.0 million escrow fund created to cover certain contingencies in connection with the November 1994 sale of the 1149 tester product line to Megatest Corporation. Under the terms of the settlement, all disputes between the parties have been resolved. The Company classified this amount as an unusual and non-recurring gain in the results of operations for fiscal year 1996.

NET INTEREST INCOME /(EXPENSE). Net interest income increased during the current year due to increased holdings of interest bearing cash equivalents and short-term investments throughout the year.

INCOME TAX PROVISION. During fiscal years 1997 and 1996, the Company incurred minimal tax liabilities primarily related to foreign taxes. The Company has recorded valuation allowances against all benefits associated with net operating loss carryforwards due to uncertainty regarding their ultimate realization.

INCOME (LOSS) FROM CONTINUING OPERATIONS. Income from continuing operations for fiscal year 1996 was $2.6 million, inclusive of an unusual and non-recurring gain of $1.5 million. There were no unusual and non-recurring items in the current fiscal year.

DISCONTINUED OPERATIONS. Upon consummation of the disposal of the Company's ITS subsidiary in fiscal year 1996, the Company recorded $0.7 million of income, representing the residual from the $3.3 million loss booked in the previous year at the time of management's decision to dispose of ITS.

NET INCOME. Net loss attributable to common stock for fiscal year 1997 was $1.6 million, a $4.8 million decrease from the prior year net income of $3.2 million. Fiscal year 1996 included income for discontinued operations and unusual and non-recurring gains of $.07 million and $1.5 million, respectively.

FISCAL YEARS ENDED JUNE 29, 1996, AND JUNE 24, 1995

NET SALES. Net sales for fiscal year 1996 were $22.3 million, down $1.3 million or 5.6%, compared to $23.6 million in fiscal year 1995. Fiscal year 1995 included sales of the 1149 tester product line which was sold in November 1994. Offsetting that decrease were sales generated from the Company's upgrade for its 2000 series tester, higher sales volumes of the Company's standard handler products, its original 2000 series test system and its spare parts.

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

RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense increased $0.6 million, or 16.2%, to $4.3 million from $3.7 million in fiscal year 1995. As a percentage of net sales, R&D expense increased to 19.1% from 15.8% for last fiscal year. The increase is due to the Company's development of its 7632 and 5100 handler products.

UNUSUAL AND NON-RECURRING INCOME. In fiscal year 1996, the Company received approximately $1.5 million from the resolution of disputes concerning the $2.0 million escrow fund created to cover certain contingencies in connection with the November 1994 sale of the 1149 tester product line to Megatest Corporation. Under the terms of the settlement, all disputes between the parties have been resolved. The Company has classified this amount as an unusual and non-recurring gain in the results of operations for fiscal year 1996. In fiscal year 1995, unusual and non-recurring income and expense items consisted of a $5.2 million gain on the sale of the 1149 tester product line, a $1.9 million gain on the settlement with Sym-Tek, a $0.8 million charge for costs associated with the severance of the Company's Chief Executive Officer, and a $0.2 million charge for closing a Japanese facility.

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

INCOME TAX PROVISION. During fiscal years 1996 and 1995, the Company incurred minimal tax liability primarily related to foreign taxes. The Company has recorded valuation allowances against all benefits associated with net operating loss carryforwards due to uncertainty regarding their ultimate realization.

INCOME FROM CONTINUING OPERATIONS. Income from continuing operations for fiscal year 1996 was $2.6 million, inclusive of an unusual and non-recurring gain of $1.5 million. Income from continuing operations for fiscal year 1995 was $1.6 million which included an unusual and non-recurring gain of $6.2 million principally relating to the sale of the Company's 1149 tester product line and a gain on the settlement with Sym-Tek Systems.

DISCONTINUED OPERATIONS. In fiscal year 1995, the Company recorded a $3.3 million loss for the disposal of ITS, based on management's plan to sell at May 31, 1995, and a letter of intent signed in August of 1995. As a result of the final signed sales agreement, during fiscal year 1996, the Company recorded $0.7 million of income resulting from additional information on the disposal of ITS.

NET INCOME. Net income attributable to common stock for fiscal year 1996 was $3.2 million, a $4.5 million increase over the net loss of $1.3 million in fiscal year 1995. The loss in fiscal year 1995 included extraordinary income of $1.0 million relating to the gain on settlement of trade payables.

LIQUIDITY AND CAPITAL RESOURCES

         In August of 1995 the Company completed a private placement offering of 1,500,000 shares of Common stock resulting in net proceeds of $4.6 million from several accredited investors. In December of 1995, the Company received $1.5 million in settlement of the escrow agreement established with Megatest Corporation in connection with the sale of the 1149 tester product line which occurred in November of 1994. In February of 1996, the Company received $500,000 from Hambrecht & Quist Guaranty Finance L.P. ("H&Q") pursuant to its exercise of stock purchase warrants for 160,000 shares of the Company's common stock. H&Q had earned these warrants under a previous financing agreement it had entered into with the Company. The proceeds are being used for working capital and the unused portion is currently held in interest bearing cash equivalents and short-term investments.

         Cash used in operations was $5.9 million, $0.3 million and $0.7 million in fiscal years 1995, 1996 and 1997, respectively. The net loss was the primary use of cash in the current year. Payments of accounts payable and accrued liabilities were the primary uses of cash in fiscal 1996 and 1995.

         Capital expenditures totaled $24,000, $0.6 million and $0.5 million in fiscal years 1995, 1996 and 1997, respectively. Capital purchases have been primarily for production and computer equipment and leasehold improvements.

         At June 28, 1997, the Company had cash and cash equivalents of $5.4 million and short-term investments of $1.2 million, compared to $7.8 million and $0, respectively, at June 29, 1996. The current ratio was 4.2 and working capital was $11.0 million at June 28, 1997, compared to 5.1 and $12.6 million, respectively, at June 29, 1996.

         Management believes that cash, cash equivalents and investments at June 28, 1997, and funds available through establishing a bank line of credit will sustain the Company's continuing operations at their current level. The Company's anticipated capital needs for fiscal 1998 are expected to be comparable to current year levels and concentrated in development of additional handler products and upgrading its management information systems.

FEDERAL TAX MATTERS

         The Company paid only nominal federal and state income taxes in fiscal years 1995, 1996 and 1997. At June 28, 1997, the Company had federal net operating loss carryforwards for tax reporting purposes of approximately $26.9 million, a portion of which is subject to annual limitation under Section 382 of the Internal Revenue Code. See Note 4 of Notes to Consolidated Financial Statements.

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



IMPACT OF ACCOUNTING STANDARDS

         In February 1997, Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" was issued which is required to be adopted for the quarter ending December 27, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options, stock warrants and convertible securities will be excluded. The calculation of diluted earnings per share will remain similar to the current method. The impact of SFAS No. 128 on the calculation primary and fully diluted earnings per share is not expected to be material.

         In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued which is required to be adopted for the fiscal year beginning June 28, 1998. At that time, the Company will be required to disclose certain financial and descriptive information about its operating segments as redefined by SFAS No. 131. The Company has not yet completed its analysis of which operating segments it will be required to report on.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item concerning the Company's directors and executive officers is incorporated by reference from the Company's Proxy Statement to be filed no later than 120 days following the close of the fiscal year ended June 28, 1997.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required under this item is hereby incorporated by reference from the Company's Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required under this item is hereby incorporated by reference from the Company's Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required under this item is hereby incorporated by reference from the Company's Proxy Statement.

                                     PART IV

ITEM  14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)1.  CONSOLIDATED FINANCIAL STATEMENTS                                                              PAGE

Index to Consolidated Financial Statements.......................................................      F-1
Independent Accountants' Report..................................................................      F-2
Consolidated Balance Sheets as of June 29, 1996, and June 28, 1997...............................      F-3
Consolidated Statements of Operations for the Years Ended June 24,
     1995, June 29, 1996, and June 28, 1997......................................................      F-5
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
     for the Years Ended June 24, 1995, June 29, 1996, and June 28,
     1997........................................................................................      F-7
Consolidated Statements of Cash Flows for the Years Ended June
     24, 1995, June 29, 1996, and June 28, 1997..................................................      F-8
Notes to Consolidated Financial Statements.......................................................      F-9

(a)2. CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

              Schedule II - Valuation Reserves for Fiscal Years 1995, 1996 and 1997..............      S-2

(a)3. EXHIBITS

3A.      Bylaws of the Company.  (11)
3B.      Articles of Incorporation of the Company. (11)
4.       Specimen Certificate of Common stock. (1)
10A.     Agreements between the Company and Hambrecht & Quist Guaranty Finance.
         10A.i.   Warrant Purchase Agreement dated July 22, 1992. (1)
         10A.ii.  Second Common stock Warrant Purchase Agreement dated August
                  10, 1993. (1)
         10A.iii. First Amendment to Restated Financing Agreement dated August
                  24, 1994, with attached Amendment to Warrant Purchase
                  Agreement and Warrants. (2)
         10A.iv.  Warrant Amendment Agreement dated October 31, 1995. (7)
10B.     Incentive Stock Option Plan as amended through June 27, 1996. (9)
10C. Incentive Bonus Plan adopted by the Board of Directors of the Company on May 26, 1993. (1)
10D. Form of Non-Competition Agreement between the Company and certain senior executive officers. (1)
10E. Asset Purchase Agreement and Preferred Stock Purchase Agreement between the Company and Megatest Corporation dated November 22, 1994. (3)
10F. Stock Purchase Agreement and Commission Agreement entered into between the Company and Cardine & Levy, dated September 25, 1995. (6)
10G.     Employment Agreement with Roger E. Gower dated March 28, 1995. (4)
10H. Stock Option Agreement between the Company and Bentley Hall & Company dated April 19, 1994. (5)
10I.     Employment Agreement with Dennis Nelson dated May 30, 1996. (9)
10J.     Employee Stock Purchase Plan. (8)
10K.     Stock Option Plan for Outside Directors. (8)
10L.     Lease for the Company's corporate headquarters dated October 16, 1996.
         (10)
11. Computation of Earnings Per Common and Common Equivalent Share for the fiscal years ended June 24, 1995, June 29, 1996 and June 28, 1997. (filed herewith)
21.      Revised Listing of Subsidiaries of the Company. (7)
23.      Consent of Deloitte & Touche LLP. (filed herewith)
27.      Financial Data Schedule (filed herewith)

--------------------------------------------------------------------------------

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

(5) Incorporated by reference to the report on Form 10-K filed by the Company for the fiscal year ended June 24, 1995, file number 0-22384.

(6) Incorporated by reference to the report on Form 10-Q filed by the Company for the quarter ended September 30, 1995, file number 0-22384.

(7) Incorporated by reference to the exhibits to the Registration Statement on Form S-1 filed by the Company on November 2, 1995, as amended, SEC File Number 33-98940.

(8) Incorporated by reference to the exhibits to the Registration Statement on Form S-8 filed by the Company on October 31, 1994, as amended, SEC File Number 33-85766.

(9) Incorporated by reference to the exhibits to the report on Form 10-K filed by the Company for the fiscal year ended June 29, 1996, file number 0-22384.

(10) Incorporated by reference to the report on Form 10-Q filed by the Company for the quarter ended September 28, 1996, file number 0-22384.

(11) Incorporated by reference to the exhibits to the post-effective amendment #1 to the Registration Statement on Form S-1 filed by the Company on November 18, 1996, file number 33-98940.

(b)      REPORTS ON FORM 8-K

         There was no Form 8-K filed during the fourth quarter of fiscal 1997.

                        MICRO COMPONENT TECHNOLOGY, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

a.)  CONSOLIDATED FINANCIAL STATEMENTS                                                PAGE

Independent Accountants' Report.................................................      F-2
Consolidated Balance Sheets as of June 29, 1996 and June 28, 1997...............      F-3
Consolidated Statements of Operations for the Years Ended June 24, 1995,
         June 29, 1996, and June 28, 1997.......................................      F-5
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
         for the Years Ended June 24, 1995, June 29, 1996, and June 28, 1997....      F-7
Consolidated Statements of Cash Flows for the Years Ended June 24, 1995,
         June 29, 1996, and June 28, 1997.......................................      F-8
Notes to Consolidated Financial Statements......................................      F-9

b .)  CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

Schedule II - Valuation Reserves for Fiscal Years 1995, 1996 and 1997...........      S-2

INDEPENDENT ACCOUNTANTS' REPORT

To the Stockholders and Board of Directors of Micro Component Technology, Inc.:

         We have audited the accompanying consolidated balance sheets of Micro Component Technology, Inc. and its subsidiaries (the Company) as of June 29, 1996, and June 28, 1997, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended June 28, 1997. Our audits also included the schedule listed in the Index at Item 14(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 29, 1996, and June 28, 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 28, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
August 22, 1997

                        MICRO COMPONENT TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                    June 29,   June 28,
                                                      1996       1997
                                                     -------   -------
ASSETS
--------------------------------------------------
Current Assets:
     Cash and cash equivalents ...................   $ 7,793   $ 5,360
       Short-term investments ....................       -       1,169
     Accounts receivable, less allowance for
       doubtful accounts in 1996 and 1997 of $585
       and $109, respectively ....................     4,171     4,028
     Inventories .................................     3,013     3,594
     Other .......................................       749       297
                                                     -------   -------
              Total current assets ...............    15,726    14,448

Property, Plant and Equipment:
     Leasehold improvements ......................       205       129
     Machinery and equipment .....................     3,503     3,356
     Furniture and fixtures ......................       955       862
                                                     -------   -------
                                                       4,663     4,347
       Less accumulated depreciation .............     3,485     3,103
                                                     -------   -------
                Property, plant and equipment, net     1,178     1,244

Other Assets .....................................        76       100
                                                     -------   -------

Total Assets .....................................   $16,980   $15,792
                                                     =======   =======

                        MICRO COMPONENT TECHNOLOGY, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
               (in thousands, except share and per share amounts)

                                                                          June 29,   June 28,
                                                                           1996        1997
                                                                         --------    --------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Current portion of long-term debt ...............................   $    352    $    300
     Accounts payable ................................................      1,044       1,563
     Accrued compensation ............................................        679         714
     Customer prepayments and unearned service revenue ...............        324         249
     Accrued severance ...............................................        170         -
     Other accrued liabilities .......................................        519         614
                                                                         --------    --------
       Total current liabilities .....................................      3,088       3,440

Long-term Debt .......................................................        183         133

Commitments and Contingencies (Note 6)

Stockholders' Equity:
     Common, $.01 par value, 20,000,000 authorized,
       7,187,244 and 7,047,102 issued, respectively ..................         72          70
     Redeemable convertible preferred stock, $.01 par value, 1,000,000
       authorized, 315,789 issued (liquidation value $4.75 per share)       1,500       1,500
     Additional paid-in capital ......................................     43,461      42,474
     Cumulative translation adjustment ...............................        (82)        (82)
     Accumulated deficit .............................................    (26,934)    (31,743)
     Treasury stock, 176,074 common shares at cost ...................     (4,308)        -
                                                                         --------    --------
       Total stockholders' equity ....................................     13,709      12,219
                                                                         --------    --------

Total Liabilities and Stockholders' Equity ...........................   $ 16,980    $ 15,792
                                                                         ========    ========

                 See Notes to Consolidated Financial Statements.

                        MICRO COMPONENT TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                             Year Ended
                                                                  --------------------------------
                                                                   June 24,    June 29,    June 28,
                                                                    1995        1996        1997
                                                                  --------    --------    --------
Net sales .....................................................   $ 23,635    $ 22,318    $ 16,129

Cost of sales .................................................     12,896       9,319       6,910
                                                                  --------    --------    --------

Gross profit ..................................................     10,739      12,999       9,219

Operating expenses:
     Selling, general and administrative ......................     11,267       7,933       7,121
     Research and development .................................      3,727       4,260       3,934
     Unusual and non-recurring items ..........................     (6,178)     (1,524)        -
                                                                  --------    --------    --------
       Total operating expenses ...............................      8,816      10,669      11,055
                                                                  --------    --------    --------

Income (loss) from operations .................................      1,923       2,330      (1,836)

Other income (expense):
     Interest income (expense), net ...........................       (272)        246         329
     Other expense ............................................        -           -           (56)
                                                                  --------    --------    --------

Income (loss) before income taxes .............................      1,651       2,576      (1,563)

Income tax provision ..........................................         85           8         -
                                                                  --------    --------    --------

Income (loss) from continuing operations ......................      1,566       2,568      (1,563)

Discontinued operations (Note 11):
     Income (loss) from operations of discontinued
         ITS subsidiary .......................................       (632)        -           -
     Income (loss) on disposal of ITS, including provision
        of $227 in fiscal year 1995 for operating losses during
        phase-out period ......................................     (3,265)        652         -
                                                                  --------    --------    --------
Income (loss) before extraordinary item .......................     (2,331)      3,220      (1,563)

Extraordinary item (less applicable income taxes of $21) ......      1,005         -           -
                                                                  --------    --------    --------

Net income (loss) .............................................   $ (1,326)   $  3,220    $ (1,563)
                                                                  ========    ========    ========

                        MICRO COMPONENT TECHNOLOGY, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                      (in thousands, except per share data)

                                                                         Year Ended
                                                            ----------------------------------

                                                              June 24,     June 29,   June 28,
                                                               1995         1996       1997
                                                            ---------    ---------   ---------
Per Share Data:
     Income (loss) from continuing operations ...........   $    0.30    $    0.35   $   (0.22)

     Discontinued operations ............................       (0.74)        0.09         -
                                                            ---------    ---------   ---------

     Income (loss) before extraordinary item ............       (0.44)        0.44       (0.22)

     Extraordinary item .................................        0.19          -           -
                                                            ---------    ---------   ---------

     Net income (loss) per share ........................   $   (0.25)   $    0.44   $   (0.22)
                                                            =========    =========   =========

     Weighted average common and common equivalent shares
       outstanding ......................................       5,240        7,246       7,030
                                                            =========    =========   =========


                 See Notes to Consolidated Financial Statements.

                        MICRO COMPONENT TECHNOLOGY, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                        (in thousands, except share data)


                                Preferred Stock           Common Stock                                              Treasury Stock
                               ----------------     --------------------------  Receivables                      -------------------
                                                                        Add'l     from        Cum.    Accum-
                                                               Par     Paid-In    Stock-     Transl.  ulated       Class A Common
                               Shares    Value      Shares    Value    Capital    Holders     Adj.    Deficit     Shares      Cost
                               -------   ------     --------   ----    -------     -----     -----    -------    --------    ------
Balance at June 25, 1994             -   $    -    5,000,160  $  50   $ 35,491   $ (159)    $  252   $(28,828)     36,074  $ (2,908)
  Net loss                                                                                             (1,326)
  Common stock issued                                 70,982      1        191
  Receivables written off                                                           159
  Shares issued on exercise
    of options                                        55,000      1        167
  Treasury stock purchased                                       (1)     1,401                                    140,000    (1,400)
  Preferred stock issued       315,789    1,500
  Translation adjustment                                                                        27
                               -------   ------     --------   ----    -------     -----     -----    -------    --------    ------

Balance at June 24, 1995       315,789    1,500    5,126,142     51     37,250         -       279    (30,154)    176,074    (4,308)
    Net income                                                                                          3,220
    Common stock issued                            1,700,000     17      5,618
    Shares issued on exercise
      of options                                      36,000      1         97
    Shares issued on exercise
      of warrants                                    325,102      3        496
    Translation adjustment                                                                    (361)
                               -------   ------     --------   ----    -------     -----     -----    -------    --------    ------

Balance at June 29, 1996       315,789    1,500    7,187,244     72     43,461         -       (82)   (26,934)    176,074    (4,308)
    Net loss                                                                                           (1,563)
    Shares issued on exercise
      of options                                      20,000                40
    Shares issued through
      employee stock
      purchase plan                                   15,932                33
    Retirement of treasury
     shares                                         (176,074)    (2)    (1,060)                        (3,246)   (176,074)    4,308
                               -------   ------     --------   ----    -------     -----     -----    -------    --------    ------

Balance at June 28, 1997       315,789  $ 1,500    7,047,102  $  70   $ 42,474   $     -   $   (82)  $(31,743)          -    $    -
                               =======  =======    =========  =====   ========   =======   =======   ========    ========    ======

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        MICRO COMPONENT TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                        Year Ended
                                                              -----------------------------
                                                              June 24,   June 29,   June 28,
                                                              -----------------------------
                                                               1995        1996       1997
                                                              -------    -------    -------
Cash flows from operating activities:
     Net income (loss) ....................................   $(1,326)   $ 3,220    $(1,563)
     Adjustments to reconcile net income (loss) to net cash
       used by operating activities:
          Extraordinary item ..............................    (1,026)       -          -
          Depreciation and amortization ...................       903        463        469
          Unusual and non-recurring .......................    (6,178)    (1,524)       -
          Proceeds from Sym-Tek Settlement .................     1,325        -          -
          Other, net ......................................      (381)        (4)       (12)
          Changes in assets and liabilities:
              Accounts receivable .........................     1,022       (170)       143
              Inventories .................................     6,033         19       (581)
              Other assets ................................      (779)       927        428
              Accounts payable ............................    (6,223)      (747)       519
              Other accrued liabilities ...................    (1,583)    (1,927)      (115)
              Discontinued operations .....................     2,272       (595)       -
                                                              -------    -------    -------
  Net cash used in operating activities ...................    (5,941)      (338)      (712)

Cash flows from investing activities:
     Additions to property, plant and equipment ...........       (24)      (619)      (523)
     Proceeds from sale of product line ...................     9,529      1,524        -
     Purchase of short-term investments ...................       -          -       (1,169)
     Discontinued operations ..............................         6      1,401        -
                                                              -------    -------    -------
  Net cash provided by (used in) investing activities .....     9,511      2,306     (1,692)

Cash flows from financing activities:
     Payments under credit agreements .....................    (1,950)       -          -
     Payments of long-term debt ...........................    (2,715)      (102)      (102)
     Proceeds from issuance of stock ......................     1,500      5,132         73
     Discontinued operations ..............................      (121)       -          -
                                                              -------    -------    -------
  Net cash provided by (used in) financing activities .....    (3,286)     5,030        (29)

Effects of exchange rate changes ..........................        27       (361)       -
                                                              -------    -------    -------
  Net increase (decrease) in cash and cash equivalents ....       311      6,637     (2,433)
Cash and cash equivalents at beginning of period ..........       845      1,156      7,793
                                                              -------    -------    -------
Cash and cash equivalents at end of period ................   $ 1,156    $ 7,793    $ 5,360
                                                              =======    =======    =======


                 See Notes to Consolidated Financial Statements.

                        MICRO COMPONENT TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         The Company designs, manufactures, markets and services automatic test equipment consisting of both handling and testing equipment for the semiconductor industry. The Company's handlers are designed to handle most integrated circuit ("IC") device packages currently in production. The Company's testers are used to test logic, mixed signal, microprocessor, microperipheral and application-specific IC devices. The Company's major customers include SGS-Thomson Micro Electronics, Inc., Philips Semiconductors, Intel, Advanced Micro Devices and Motorola Incorporated.

         The Company's customers are supported by a network of offices and representatives across the United States, Europe, and the Far East. The Company was formed in 1972 and is headquartered in St. Paul, Minnesota.

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

CASH EQUIVALENTS

         Cash equivalents are all highly liquid temporary cash investments available for sale, purchased with original maturities of three months or less. The fair market value of such investments approximates cost.

SHORT-TERM INVESTMENTS

         Short-term investments include commercial debt, which the Company considers to be available for sale. These investments, purchased with an original maturity greater than three months and less than one year, are stated at cost which approximates fair market value.

INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out ("FIFO") method. Provision for obsolescence is made based on estimates of future sales and the related value of component parts.

REVENUE RECOGNITION

         Revenue for product sales is recognized upon shipment if all conditions precedent to the sale have been met or are assured of being met. If significant conditions regarding acceptance and right of return exist, revenue is not recognized until such conditions are met. Service revenue is deferred and amortized to earnings on a straight-line basis over the life of the service contract.

INCOME OR LOSS ON COMMON STOCK

         Income or loss per share data is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares are not included in the per share calculations when the effect of their inclusion would be antidilutive.

PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are stated at cost. Depreciation is provided primarily by the straight-line method over the estimated useful lives of the assets for financial reporting and accelerated methods for tax purposes. Estimated lives used in computing depreciation are as follows:

          Leasehold improvements............................   3 to 10 years
          Machinery and equipment...........................   2 to 5
          Furniture and fixtures............................   3 to 5

PRODUCT WARRANTY

         Estimated costs of warranty obligations to customers are charged to expense and a related accrual is established at the time the product is sold.

INCOME TAXES

         The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes." Deferred income tax benefits and deferred income taxes are recorded based on differences in the bases of assets and liabilities between the financial statements and the tax returns.

FOREIGN CURRENCY TRANSLATION

         Assets and liabilities of the foreign subsidiary are translated to U.S. dollars at year-end rates, and the statements of operations are translated at average exchange rates during the year. Translation adjustments arising from the translation of the foreign affiliates' net assets into U.S. dollars are recorded as a separate component of stockholders' equity.

NEW ACCOUNTING STANDARDS

         In February 1997, SFAS No. 128, "Earnings per Share" was issued which is required to be adopted for the quarter ending December 27, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options, stock warrants and convertible securities will be excluded. The calculation of diluted earnings per share will remain similar to the current method. The impact of SFAS No. 128 on the calculation primary and fully diluted earnings per share is not expected to be material.

         In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued which is required to be adopted for the fiscal year beginning June 28, 1998. At that time, the Company will be required to disclose certain financial and descriptive information about its operating segments as redefined by SFAS No. 131. The Company has not yet completed its analysis of which operating segments it will be required to report on.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses for new product development are charged to expense as incurred.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         All financial instruments, primarily short-term investments and long-term debt, are carried at their estimated fair value as determined based upon their short-term nature or stated interest rates.

RECLASSIFICATIONS

         Certain prior year balance sheet amounts have been reclassified to conform with the current year presentation.

NOTE 2 - INVENTORIES

         Major components of inventories are as follows (in thousands):

                                                    1996                1997
                                                    ----                ----
                Raw materials...............       $ 1,215           $ 1,110
                Work-in-process.............           484             1,420
                Finished goods..............         1,314             1,064
                                                  --------          --------
                                                   $ 3,013           $ 3,594
                                                   =======           =======

         Additions to inventory reserves of approximately $2.6 million, $0.8 million and $0 million are included in cost of sales for fiscal years 1995, 1996 and 1997, respectively. During fiscal year 1995, provisions for obsolescence were primarily due to component parts purchased and assembled in anticipation of customized sales which did not occur due to lack of customer commitments and failure of the Company to meet design specifications. Product design changes to enhance market acceptance also resulted in significant obsolescence of previously purchased and assembled inventory.

NOTE 3 - LONG-TERM DEBT

         Long-term debt and financing obligations consist of the following (in thousands):

                                                              1996   1997
                                                              ----   ----
          Notes payable (a) ...............................   $303   $252
          Equipment lease agreements (b) ..................    218    175
          Other ...........................................     14      6
                                                              ----   ----
             Total long-term debt and financing obligations    535    433
          Less current obligations ........................    352    300
                                                              ----   ----
          Total long-term debt ............................   $183   $133
                                                              ====   ====

(a) Notes payable consist of a 6% fixed rate note and a variable rate note (7% at June 28, 1997), both maturing in fiscal 1998. Interest is due monthly on both notes. In connection with the issuance of the variable rate note, the Company issued a warrant to purchase 10,000 shares of Common stock at an exercise price of $10.00 per share. The warrant expires March 5, 1998. The Company no longer has possession of the equipment securing these notes. This represents an event of default under the terms of the agreements, making them due and payable on demand. As a result, the outstanding principal balance was also classified as current at June 29, 1996.

(b) The Company has two equipment lease agreements, bearing interest at approximately 7% for two Fadal Machining Centers used in the Company's manufacturing process. Capitalized lease amounts included in Property, Plant and Equipment at June 29, 1996 and June 28, 1997 were $220,000 and $173,000, respectively, net of accumulated depreciation of $13,000 and $60,000, respectively.

         Cash paid for interest was $613,000, $30,000 and $33,000 for fiscal years 1995, 1996 and 1997, respectively.

         Payments due under debt obligations at June 28, 1997 are as follows:
1998 - $300,000; 1999 - $50,000; 2000 - $51,000; and, 2001 - $32,000.

NOTE 4 - INCOME TAXES

         The income tax provisions consist of the following (in thousands):

                                                     1995     1996     1997
                                                     ----     -----    ----

               Current:
                      Federal....................   $  --    $  --     $ --
                      State......................      --       --       --
               Foreign...........................      85         8      --
                                                     ----     -----    ----

               Total                                $  85     $   8    $ --
                                                     =====    =====    ====

         The Company has recorded a total valuation reserve against approximately $12.2 million and $12.5 million at June 29, 1996 and June 28, 1997, respectively, of deferred tax assets related primarily to operating loss carryforwards due to the uncertainty of their ultimate realization.

         The provision for income taxes varied from the federal statutory rate as follows:

                                                            Year Ended June
                                                         ---------------------
                                                         1995    1996     1997
                                                         ----    ----     ----

          Tax (benefit) at statutory rate .............  35.0%   35.0%   (35.0)%
          Effect of graduated tax rates ...............  (1.0)   (1.0)     1.0
          Foreign subsidiary losses with no tax benefit   9.6    11.9     11.3
          Foreign loss carryforward benefit ...........  (6.8)   (4.7)    (0.6)
          Adjustment to valuation allowance ........... (33.2)  (41.9)    23.3
          State tax ...................................   --      1.2      --
          Other .......................................   1.5    (0.2)     --
                                                         ----    ----     ----
                                                          5.1%    0.3%     0.0%
                                                         ====    ====     ====

         As of June 28, 1997, operating loss carryforwards ("NOL") of approximately $26.9 million and tax credit carryforwards of approximately $118,000 are available for future U.S. federal and state tax returns. Tax loss carryforwards of certain foreign operations in the aggregate of $1.9 million are available for tax and financial reporting purposes. Such tax loss carryforwards begin to expire in the year 2004.

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

         Cash paid during the year for taxes was $106,000, $149,000 and $63,000 for fiscal years 1995, 1996, and 1997, respectively.

NOTE 5 - REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

         In the event of liquidation of the Company, holders of the Preferred stock are entitled to a preference of $4.75 per share, plus any accrued dividends, before any amount can be paid on the Common stock. The Preferred stock is redeemable at the option of the Company at any time six months after the issuance date at $4.75 per share, plus accrued dividends. The Preferred stock is convertible into shares of Common stock, on a one-for-one basis, at the option of the holder at any time six months after the issuance date, or at the option of the Company at any time beginning on November 23, 1997. The liquidation preference, the redemption amount, and the conversion ratio are all subject to adjustment in the event of changes affecting the Company's capital structure and in the event of certain distributions to stockholders.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

         COMMITMENTS

         The Company leases certain facilities and equipment under various operating leases. Effective April 1997, the Company entered into an operating lease agreement and relocated its headquarters to a new facility in St. Paul, Minnesota, coinciding with the expiration of the operating lease at its previous headquarters facility. Under the terms of the new agreement which extends through April 2007, the Company is responsible for base rent and all operating expenses associated with the portion of the facility which it occupies. The agreement provides the Company with a one-time option to cancel the lease after seven years, at which time the Company would only be responsible for certain unamortized build-out costs incurred by the landlord.

         Total rent expense charged to operations, primarily for facilities and equipment was $855,000, $1,014,000, and $1,149,000 in fiscal years 1995, 1996 and 1997, respectively.

         The future minimum rental payments at June 28, 1997, due under noncancelable operating leases, are as follows: 1998 - $771,000; 1999 - $660,000; 2000 - $607,000; 2001 - $446,000; 2002 - $448,000; thereafter -
$2,236,000.

         The Company has an employment agreement with its Chief Executive Officer which may be terminated upon 60 days written notice by either party. If the agreement is terminated by the Company, the Company shall continue to pay the officer's salary in effect at date of termination for 12 months thereafter. The Company also has an agreement with one other officer which provides for severance pay and other remuneration if employment is terminated without cause or if the individual should resign following a change of control.

         CONTINGENCIES

         The Securities and Exchange Commission is conducting an investigation with respect to certain financial reporting discrepancies announced by the Company in April 1994 dating back to fiscal 1993 and the first two quarters of fiscal 1994. The Company has submitted documents to the Commission pursuant to requests from the Commission, and certain former officers and certain current and former employees of the Company have been interviewed by the Commission as part of the investigation. Management is currently not able to predict the financial impact, if any, that may result from the outcome of the investigation.

NOTE 7 - STOCK OPTION AND BONUS PLANS AND WARRANTS TO PURCHASE
         COMMON STOCK

         In May 1995 and August 1995, the Board of Directors amended the April 1993 Incentive Stock Option Plan for key employees and reserved an additional 500,000 shares and 250,000 shares respectively for a total of 1,250,000 shares of Common stock for issuance under the Plan at fair market value at the date of grant. The shareholders have approved these amendments. The options expire five years from the date of grant and generally vest over a two-year or four-year period. If an individual ceases employment, he/she has one month to exercise vested options granted prior to June 8, 1994 or 90 days for options granted on or after June 8, 1994. Options granted in excess of the $100,000 annual IRS limitations become non-qualified.

         In April 1994, the Company granted an option for 45,000 shares to a financial advisor for consulting services provided. In May 1995, the Board of Directors reserved 150,000 shares of Common stock for the grant of non-qualified stock options for outside directors, consultants and advisors.

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

         Shares subject to option under these plans during fiscal year 1995, 1996 and 1997 were as follows:

                                                                                              WEIGHTED
                                                                                               AVERAGE
                                                                            EXERCISE          PRICE PER
             OPTIONS                                  SHARES              PRICE RANGE           SHARE
             -------                                  -------             -----------           -----
               Outstanding, June 25, 1994                799,000          $3.00 to $7.00         $4.82
             Granted                                     920,000          $2.00 to $4.25         $2.45
             Exercised                                  (55,000)                   $3.00         $3.00
             Expired                                   (663,000)          $3.00 to $7.00         $4.85
                                                       ---------
               Outstanding, June 24, 1995              1,001,000          $2.00 to $7.00         $2.73

             Granted (valued at $1.54 per share)         180,000         $3.375 to $7.50         $3.86
             Exercised                                  (36,000)          $2.00 to $4.25         $2.74
             Expired                                   (294,500)          $2.00 to $4.25         $2.47
                                                       ---------
               Outstanding June 29, 1996                 850,500          $2.00 to $7.50         $3.00

             Granted (valued at $0.98 per share)         232,000      $2.0625 to $3.3125         $2.48
             Exercised                                  (20,000)                   $2.00         $2.00
             Expired                                   (167,500)          $2.00 to $4.25         $2.97
                                                       ---------

               Outstanding June 28, 1997                 895,000          $2.00 to $7.50         $2.89
                                                       =========

               Exercisable at June 28, 1997              563,000          $2.00 to $7.50         $2.82
                                                       =========


         Options outstanding at June 28, 1997 had exercise prices ranging from $2.00 to $7.50 per share as summarized in the following table:

                                      Number      Weighted       Weighted          Number
                Range of           Outstanding     Average       Average         Exercisable
                Exercise           at June 28,    Remaining      Exercise        at June 28,
                 Prices                1997         Life      Price Per Share        1997
                 ------                ----         ----      ---------------        ----
              $2.00 to $2.625         572,000     3.5 years             $2.10        390,000
               $3.00 to $3.75         228,000     4.0 years             $3.44         83,000
                        $5.00          40,000     1.0 year              $5.00         40,000
               $7.00 to $7.50          55,000     2.0 years             $7.09         50,000
                                      -------                                        -------

               $2.00 to $7.50         895,000     3.5 years             $2.89        563,000
                                      =======                                        =======

         In February 1996, the Board of Directors adopted the Employee Stock Purchase Plan and reserved 300,000 shares for issuance under the Plan. Eligible employees can elect under the Plan to contribute between two percent and ten percent of their base pay each plan year (June 1 - May 31) to purchase shares of Common stock at a price per share equal to 85 percent of market value on the first day of the plan year or the last day of the plan year, whichever is lower. Employee contributions are deducted from their regular salary or wages. The maximum number of shares which can be purchased by an employee in any plan year is 1,000 shares. During fiscal year 1997, 15,932 shares were issued under the plan at prices ranging from $1.59 to $2.34, at a weighted average price of $2.25 per share. Approximately 284,000 shares remain reserved for future issuance.

         In May 1993, the Board of Directors approved an Incentive Bonus Plan commencing in fiscal year 1994 which provides for payment of discretionary annual bonuses to employees of up to 5% of the Company's pretax income. Eighty percent of the bonus is to be paid in cash and twenty percent to the Company's qualified 401(k) retirement plan. No bonus payments were made under the Plan in fiscal years 1995, 1996 or 1997.

         In fiscal 1997, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company has elected to continue following the guidance of APB No. 25 for measurement and recognition of stock-based transactions with employees. Because stock options have been granted at exercise prices at least equal to the fair market value of the stock at the grant date, no compensation cost has been recognized for stock options issued to employees under the stock option plans. If compensation cost for the Company's stock option and employee stock purchase plans had been determined based on the fair value at the grant dates, consistent with the method provided in SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been as follows:

                                                       1996        1997
             Net income (loss), in thousands
                As reported                           $ 3,220    $ (1,563)
                Pro forma                             $ 3,116    $ (1,752)

             Earnings (loss) per share
                 As reported                           $ 0.44     $ (0.22)
                 Pro forma                             $ 0.43     $ (0.25)

         The fair value of options granted under the stock option and employee stock purchase plans during fiscal 1996 and 1997 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

         Dividend yield                     0%
         Expected volatility                46.25%
         Risk-free interest rate            6.0%
         Expected life of options           3.5 years

         The following summarizes all warrants outstanding to purchase shares of the Company's common stock at June 28, 1997:

                    Exercise          Expiration
           Shares   Price             Date
           ------   -----             ----
          169,807   $3.125            December 31, 1999
           30,000   $4.00             December 31, 1999
           68,500   $5.00             December 31, 1999
           10,000   $10.00            March 5, 1998

 NOTE 8 - SEGMENT, GEOGRAPHIC, CUSTOMER INFORMATION AND CONCENTRATION OF CREDIT RISK

         The Company operates in one industry segment supplying integrated circuit handlers and testers to the semiconductor industry.

         The Company operates in three geographic areas. Summarized data for the Company's continuing operations by geographic area are as follows (in thousands):


                                                              U.S.            EUROPE           FAR EAST    CONSOLIDATED
                                                              ----            ------           --------    ------------
1995
----
Sales to unaffiliated customers........................      $11,099           $2,208           $10,328         $23,635
Inter-area sales to affiliates.........................        8,686                -             1,048           9,734
Operating profit (loss)................................        2,302                -              (379)          1,923
Identifiable assets....................................        7,003              977             3,552          11,532
Export Sales: United States............................            -                -             1,048           1,048

1996
----
Sales to unaffiliated customers........................      $ 9,494          $ 3,764           $ 9,060         $22,318
Inter-area sales to affiliates.........................        7,448                -               927           8,375
Operating profit (loss)................................        2,790                -              (460)          2,330
Identifiable assets....................................       13,587                -             3,393          16,980
Export Sales: United States............................            -                -               927             927

1997
----
Sales to unaffiliated customers........................      $ 6,842            $ 759           $ 8,528         $16,129
Inter-area sales to affiliates.........................        5,100                -               100           5,200
Operating profit (loss)................................       (1,374)               -              (462)         (1,836)
Identifiable assets....................................       12,569                -             3,223          15,792
Export Sales: United States............................            -                -               100             100


         Sales to the Company's customers in fiscal year 1997 exceeding 10% of net sales are as follows:

                                           1995           1996          1997
                                           ----           ----          ----
             Customer     A                15%            24%           17%
                          B                 -             -             11%

         During fiscal year 1996, two other customers accounted for approximately 11% and 10% of net sales and during fiscal year 1995 one other customer accounted for approximately 14% of net sales.

         The Company's sales and accounts receivable balances are concentrated in one industry, the integrated circuit manufacturers. The Company's historical credit losses have not been significant.

NOTE 9 - NONCASH TRANSACTIONS

         Between September 26, 1995 and November 3, 1995, Hambrecht & Quist Guaranty Finance L.P. ("H&Q") and its affiliates surrendered a total of 301,177 warrants in exchange for 165,102 shares of common stock pursuant to a "cashless exercise" provision in the warrants. This provision allows the warrant holders to surrender the warrants and receive in exchange a number of shares equal to the percentage determined by dividing (a) the difference between the current market price of the common stock and the warrant exercise price by (b) the current market price of the common stock.

         In December 1995, the Company issued 200,000 shares of common stock with a value of $1.1 million in accordance with the settlement agreement for the shareholders' lawsuit.

NOTE 10 - UNUSUAL AND NON-RECURRING ITEMS

         The Company incurred the following unusual and non-recurring items reflected in income (loss) from operations (in thousands):
                                                                1995       1996
                                                               -------    ------
       Subsequent settlement of proposed Sym-Tek acquisition   $ 1,948    $ --
       Gain on sale of 1149 tester product line ............     5,194     1,524
       Severance costs .....................................      (752)     --
       Costs of closing Japan facility .....................      (212)     --
                                                               -------    ------
       Total ...............................................   $ 6,178    $1,524
                                                               =======    ======

         In connection with a potential merger with Sym-Tek in fiscal 1994, the Company reserved costs of $4.0 million related to a securitized loan to Sym-Tek and certain other costs and liabilities incurred related to the proposed merger. In fiscal 1995, a settlement was reached which resulted in a gain of $1.9 million.

         On November 22, 1994, the Company completed the sale of its 1149 tester product line to Megatest Corporation ("Megatest"). The sale resulted in a gain of $5.2 million. An additional $2.0 million was placed in escrow pursuant to the sale agreement to provide for defined contingencies related to the 1149 tester product line. This amount was deferred until definitive resolution of the defined contingencies. In December 1995, the Company received approximately $1.5 million from the resolution of disputes concerning the $2.0 million escrow fund. Under the terms of the settlement, all disputes between the parties have been resolved. The Company has classified these amounts as unusual and non-recurring gains in the results of operations for fiscal 1995 and 1996.

         In fiscal 1995, the Company accrued $752,000 for severance costs due to the former Chief Executive Officer.

         A provision of $212,000 was made in fiscal 1995 which covered the costs of closing the Company's sales and service operations in Japan.

NOTE  11 - DISCONTINUED OPERATIONS

         On May 31, 1995, the Board of Directors initiated a formal plan to sell the Company's European subsidiary, Intertrade Scientific, Inc. ("ITS"). A provision for the loss on the sale of $3.0 million was recorded in the results of operations for the year ended June 24, 1995. In August 1995, the Company received a letter of intent to purchase all of the outstanding shares of ITS stock. As a result of the final signed sales agreement, the Company realized a net gain of $0.7 million on the disposal of ITS. The completion of the sale occurred during the first quarter of fiscal 1996.

         This subsidiary has been reflected as a discontinued operation for all periods presented. Net sales of discontinued operations were $15.4 million for fiscal year 1995.

NOTE 12 - EXTRAORDINARY GAIN FROM EXTINGUISHMENT OF DEBT

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

NOTE 13 - DEBT RESTRUCTURING AND FINANCING AGREEMENTS

         In July 1992, the Company entered into a financing agreement with H&Q. The agreement consisted of a sale-leaseback transaction of the Company's former headquarters facility which was treated as a financing transaction for financial reporting purposes. In consideration for the financing package, stock purchase warrants were originally issued to H&Q allowing them to purchase up to 190,000 shares of the Company's common stock for $4.00 per share (See Note 7).

         As part of the financing agreement, the mortgagee of the Company's former headquarters facility agreed to forgive approximately $0.9 million of past due accrued interest and receive 140,000 shares of common stock in exchange for settlement of $1.4 million of the mortgage. The remaining mortgage balance of $5.0 million was then assumed on a non-recourse basis by H&Q upon the purchase of the facility from the Company. The 140,000 shares of Common stock could be put back to the Company by the mortgagee for $1.4 million. These shares were repurchased by the Company for $1.4 million in December 1994. The Company also entered into a new lease agreement with H&Q in December 1994. This amended agreement has been accounted for as a sale-leaseback transaction. Accordingly, the land, building and financing obligation have been removed from the consolidated balance sheet. The resulting gain of $366,000 was deferred and recognized over the life of the operating lease which expired in April 1996. The Company also prepaid all future lease payments, future estimated maintenance costs and future estimated property tax payments as part of the new lease agreement. These costs were also amortized over the life of the lease.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Paul, State of Minnesota, on September 23, 1997.

                                    MICRO COMPONENT TECHNOLOGY, INC.

                                    By:      /s/ Roger E. Gower
                                             -----------------------------------
                                             Roger E. Gower
                                             President, Chief Executive Officer,
                                             Chairman of the Board and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on September 23, 1997.

                Signature                    Capacity
                ---------                    --------

                                             President, Chief Executive Officer,
/s/ Roger E. Gower                           Chairman of the Board and Director
---------------------------------------
                  Roger E. Gower


/s/ Jeffrey S. Mathiesen                     Vice President of Finance/
---------------------------------------      Administration, Chief Financial
                  Jeffrey S. Mathiesen       Officer, Treasurer


/s/ D. James Guzy                            Director
---------------------------------------
                  D. James Guzy


/s/ David M. Sugishita                       Director
---------------------------------------
                   David M. Sugishita


/s/ Donald R. VanLuvanee                     Director
---------------------------------------
                  Donald R. VanLuvanee


/s/ Patrick Verderico                        Director
---------------------------------------
                  Patrick Verderico

                                   SCHEDULE II

                MICRO COMPONENT TECHNOLOGY, INC. AND SUBSIDIARIES
                               VALUATION RESERVES
                      FOR FISCAL YEARS 1995, 1996 AND 1997
                                 (IN THOUSANDS)


                                          Balance at                                 Balance at
                                          Beginning                                  End
Description                               of Year       Additions    Deductions      of Year
-----------                               -------       ---------    ----------      -------
Reserves deducted from assets to which
they apply


NOTES AND ACCOUNTS RECEIVABLE

Year ended June 24, 1995                 $    244      $  (144)(1)   $      - (2)   $     100
                                          =======      ========      ========        ========
Year ended June 29, 1996                 $    100      $   485 (1)   $      - (2)   $     585
                                          =======      ========      ========        ========
Year ended June 28, 1997                 $    585      $  (344)(1)   $      3 (2)   $     238 (3)
                                          =======      ========      ========        ========


INVENTORIES

Year ended June 24, 1995                  $ 4,488      $ 2,613 (4)   $  2,354 (5)    $  4,747
                                          =======      ========      ========        ========
Year ended June 29, 1996                  $ 4,747      $   814 (4)   $    520 (5)    $  5,041
                                          =======      =========     ========        ========
Year ended June 28, 1997                  $ 5,041      $      -      $  2,346 (5)    $  2,695
                                          =======      =========     ========        ========


DEFERRED INCOME TAXES

Year ended June 24, 1995                  $14,200      $      -      $    300 (6)    $ 13,900
                                          =======      ========      ========        ========
Year ended June 29, 1996                  $13,900      $      -      $  1,700 (6)    $ 12,200
                                          =======      ========      ========        ========
Year ended June 28, 1997                  $12,200      $   300 (6)   $      -        $ 12,500
                                          =======      ========      ========        ========


Notes:   (1)      Provision charged to selling, general and administrative
                  expense.
         (2)      Uncollectible accounts written off, less recoveries.
         (3)      $109 applies to trade accounts receivable, $129 applies to other miscellaneous receivables.
         (4)      Provision charged to cost of sales.
         (5)      Inventory written off.
         (6)      Generated from differences in basis of certain assets for book
                  vs. tax reporting.

                         INDEX TO EXHIBITS                          Page Numbers

3A.      Bylaws of the Company.  (11)
3B.      Articles of Incorporation of the Company. (11)
4.       Specimen Certificate of Common stock. (1)
10A.     Agreements between the Company and Hambrecht &
         Quist Guaranty Finance.
         10A.i.   Warrant Purchase Agreement dated July 22,
                  1992. (1)
         10A.ii.  Second Common stock Warrant Purchase
                  Agreement dated August 10, 1993. (1)
         10A.iii. First Amendment to Restated Financing
                  Agreement dated August 24, 1994, with
                  attached Amendment to Warrant Purchase
                  Agreement and Warrants. (2)
         10A.iv.  Warrant Amendment Agreement dated October
                  31, 1995. (7)
10B.     Incentive Stock Option Plan as amended through June
         27, 1996. (9)
10C.     Incentive Bonus Plan adopted by the Board of
         Directors of the Company on May 26, 1993. (1)
10D.     Form of Non-Competition Agreement between the
         Company and certain senior executive officers. (1)
10E.     Asset Purchase Agreement and Preferred Stock
         Purchase Agreement between the Company and Megatest
         Corporation dated November 22, 1994. (3)
10F.     Stock Purchase Agreement and Commission Agreement
         entered into between the Company and Cardine &
         Levy, dated September 25, 1995. (6)
10G.     Employment Agreement with Roger E. Gower dated
         March 28, 1995. (4)
10H.     Stock Option Agreement between the Company and
         Bentley Hall & Company dated April 19, 1994. (5)
10I.     Employment Agreement with Dennis Nelson dated May
         30, 1996. (9)
10J.     Employee Stock Purchase Plan. (8)
10K.     Stock Option Plan for Outside Directors. (8)
10L.     Lease for the Company's corporate headquarters
         dated October 16, 1996. (10)
11.      Computation of Earnings Per Common and Common
         Equivalent Share for the fiscal years ended June
         24, 1995, June 29, 1996 and June 28, 1997. (filed
         herewith)
21.      Revised Listing of Subsidiaries of the Company. (7)
23.      Consent of Deloitte & Touche LLP. (filed herewith)
27.      Financial Data Schedule (filed herewith)
--------------------------------------------------------------------------------

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

(5) Incorporated by reference to the report on Form 10-K filed by the Company for the fiscal year ended June 24, 1995, file number 0-22384.

(6) Incorporated by reference to the report on Form 10-Q filed by the Company for the quarter ended September 30, 1995, file number 0-22384.

(7) Incorporated by reference to the exhibits to the Registration Statement on Form S-1 filed by the Company on November 2, 1995, as amended, SEC File Number 33-98940.

(8) Incorporated by reference to the exhibits to the Registration Statement on Form S-8 filed by the Company on October 31, 1994, as amended, SEC File Number 33-85766.

(9) Incorporated by reference to the exhibits to the report on Form 10-K filed by the Company for the fiscal year ended June 29, 1996, file number 0-22384.

(10) Incorporated by reference to the report on Form 10-Q filed by the Company for the quarter ended September 28, 1996, file number 0-22384.

(11) Incorporated by reference to the exhibits to the post-effective amendment #1 to the Registration Statement on Form S-1 filed by the Company on November 18, 1996, file number 33-98940.