Form 10-Q
period 1997-09-27
MICRO COMPONENT TECHNOLOGY INC
filed 1997-11-10
CIK 911149

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 27, 1997

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

                2340 West County Road C, St. Paul, MN 55113-2528
                    (Address of principal executive offices)

                                 (612) 697-4000
                         (Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                            Yes ___X___   No _______

The number of shares outstanding of the Registrant's Common Stock, as of October 31, 1997 was 7,059,852.


                               Page 1 of 13 pages
                            Exhibit index on page 12

                        MICRO COMPONENT TECHNOLOGY, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS





PART I - FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

                    CONSOLIDATED BALANCE SHEETS                           3

                    CONSOLIDATED STATEMENTS OF OPERATIONS                 4

                    CONSOLIDATED STATEMENTS OF CASH FLOWS                 5

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS            6

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    RESULTS OF OPERATIONS AND FINANCIAL CONDITION         7


PART II.  OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                      10

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                       10

         SIGNATURES                                                      11

         EXHIBIT INDEX                                                   12

                        MICRO COMPONENT TECHNOLOGY, INC.
                                    FORM 10-Q
                          ITEM 1. FINANCIAL INFORMATION
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands except share and per share data)

                                                                     Sept. 27,   June 28,
                               ASSETS                                  1997        1997
                               ------                                --------    --------
                                                                   (Unaudited)   (Audited)
Current assets:
Cash and cash equivalents                                            $  2,745    $  5,360
Short-term investments                                                    874       1,169
Accounts receivable, less allowance for doubtful accounts
    of $132 (Sept. 1997) and $109 (June 1997)                           5,119       4,028
Inventories
    Raw materials                                                       2,399       1,110
    Work in process                                                     2,174       1,420
    Finished goods                                                      1,677       1,064
Other                                                                     320         297
                                                                     --------    --------
Total current assets                                                   15,308      14,448
                                                                     --------    --------

Property, plant and equipment                                           4,113       4,347
    Less accumulated depreciation                                       2,829       3,103
                                                                     --------    --------
Property, plant and equipment, net                                      1,284       1,244
Other assets                                                               79         100
                                                                     --------    --------
Total assets                                                         $ 16,671    $ 15,792
                                                                     ========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
Current obligations under debt facilities and financing
    obligations                                                      $    287    $    300
Accounts payable                                                        2,312       1,563
Other accrued liabilities                                               1,696       1,577
                                                                     --------    --------
Total current liabilities                                               4,295       3,440

Long-term debt and financing obligations                                  121         133

Commitments and contingencies

Stockholders' equity:
Common stock, $.01 par value, 20,000,000 authorized, 7,059,852 and
    7,047,102 issued, respectively                                         71          70
Redeemable convertible preferred stock, $.01 par value, 1,000,000
    authorized, 315,789 issued (liquidation value $4.75 per share)      1,500       1,500
Additional paid-in capital                                             42,493      42,474
Cumulative translation adjustment                                         (82)        (82)
Accumulated deficit                                                   (31,727)    (31,743)
                                                                     --------    --------
Total stockholders' equity
                                                                       12,255      12,219
                                                                     --------    --------
Total liabilities and stockholders' equity                           $ 16,671    $ 15,792
                                                                     ========    ========


                 See notes to consolidated financial statements

                        MICRO COMPONENT TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)



                                          Three Months Ended
                                          ------------------
                                         Sept. 27,  Sept. 28,
                                           1997       1996
                                          -------    -------
Net sales                                 $ 4,450    $ 2,631

Cost of sales                               1,480      1,220
                                          -------    -------

Gross profit                                2,970      1,411

Operating expenses
    Selling, general and administrative     2,151      1,774
    Research and development                  923        844
                                          -------    -------

Total operating expenses                    3,074      2,618
                                          -------    -------

Loss from operations                         (104)    (1,207)

Interest income, net                           50         79
Other                                          70       --
                                          -------    -------
Total interest and other                      120         79
                                          -------    -------

Net income (loss)                         $    16    $(1,128)
                                          =======    =======


Net income (loss) per share               $   .00    $  (.15)
                                          =======    =======


Weighted average common and common
    equivalent shares outstanding           7,721      7,336
                                          =======    =======


                 See notes to consolidated financial statements

                        MICRO COMPONENT TECHNOLOGY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                        Three Months Ended
                                                        -------------------
                                                        Sept. 27,  Sept 28,
                                                          1997       1996
                                                         -------    -------

Cash flows from operating activities:
   Net income (loss)                                     $    16    $(1,128)
   Adjustments to reconcile net income (loss) to
     net cash used by operating activities
       Depreciation and amortization                         115        113
          Other                                               21        (40)

       Changes in assets and liabilities:
         Accounts receivable                              (1,091)     1,011
         Inventories                                      (2,656)       (41)
         Other  assets                                       (23)       150
         Accounts payable                                    749       (154)
         Other accrued liabilities                           119        335
                                                         -------    -------

   Net cash provided by (used in) operating activities    (2,750)       246

Cash flows from investing activities:
   Maturity of short-term investments                        295       --
   Additions to property, plant and equipment               (155)       (20)
                                                         -------    -------


   Net cash provided by (used in) investing activities       140        (20)

Cash flows from financing activities:
   Payments of long-term debt                                (25)       (24)
   Proceeds from issuance of stock                            20         40
                                                         -------    -------
Net cash provided by (used in) financing activities           (5)        16
                                                         -------    -------

Net increase (decrease) in cash and cash equivalents      (2,615)       242

Cash and cash equivalents at beginning of period           5,360      7,793
                                                         -------    -------

Cash and cash equivalents at end of period               $ 2,745    $ 8,035
                                                         =======    =======


                 See notes to consolidated financial statements

                        MICRO COMPONENT TECHNOLOGY, INC.
                                    FORM 10-Q
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       INTERIM FINANCIAL STATEMENTS

         The accompanying unaudited, condensed, consolidated financial statements for the three month period ended September 27, 1997 have been prepared in accordance with the instructions for SEC Form 10-Q and, accordingly, do not include all disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.

         Interim unaudited financial results should be read in conjunction with the audited financial statements included in the SEC Annual Report, Form 10-K, for the fiscal year ended June 28, 1997.

         The results of operations for the three months ended September 27, 1997 are not necessarily indicative of the operating results to be expected for the full year.

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

3.       NEW ACCOUNTING PRONOUNCEMENTS

         In June 1997, Statement of Financial Accounting Standards ("SFAS")
         No. 130, "Reporting Comprehensive Income" was issued which is required to be adopted for the fiscal year beginning June 28, 1998. The adoption of this standard is not expected to have a material impact on the Company's financial position or results of operations.

                        MICRO COMPONENT TECHNOLOGY, INC.
                                    FORM 10-Q
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 27, 1997

Net sales for the first quarter ended September 27, 1997, were $4.5 million, an increase of $1.8 million or 69.1% from $2.6 million in the prior year. Increased shipments of both the Company's 5100 handler product line and its previously existing product lines contributed to the increase in net sales.

Gross profit for the first quarter of fiscal 1998 increased by $1.6 million, or 110.5%, to $3.0 million from $1.4 million in the prior year. Gross margin was 66.7%, compared to 53.6% for the same period last year. The improvement in gross margin is attributable to changes in product mix and to increased absorbed overhead expenses due to higher production levels. The Company expects gross margins to decline to levels consistent with the last half of fiscal 1997, and to decrease further as the 7632 handler product line sales commence.

Selling, general and administrative expense in the first quarter of fiscal 1998 was $2.2 million compared to $1.8 million in the prior year. As a percentage of net sales, SG&A decreased to 48.3% for the first quarter from 67.4% for the same period last year. The increase in SG&A is due to the higher selling costs associated with the higher net sales.

Research and development expense for the first quarter of fiscal 1998 was $0.9 million compared to $0.8 million for the same period one year ago. As a percentage of net sales, R&D expenses decreased to 20.7% from 32.1% in the prior year. The percentage decrease is primarily due to the higher net sales level. The Company will continue to make significant investment in Research and Development consistent with its continued focus on new product offerings.

The Company generated net interest income during the quarter of $50,000 as compared to $79,000 for the same period one year ago. The decrease resulted from lower levels of interest bearing cash equivalents and short-term investments in the current year.

Net income for the first quarter of fiscal 1998 was $16,000 or 0.4% of net sales as compared to a net loss of $1.1 million for the first quarter of fiscal 1997.


LIQUIDITY AND CAPITAL RESOURCES

In August of 1995 the Company completed a private placement offering of 1,500,000 shares of common stock resulting in net proceeds of $4.6 million from several accredited investors. In December of 1995, the Company received $1.5 million in settlement of the escrow agreement established with Megatest Corporation in connection with the sale of the 1149 tester product line which occurred in November of 1994. In February of 1996, the Company received $500,000 from Hambrecht & Quist Guaranty Finance L.P. (H&Q) pursuant to its exercise of stock purchase warrants for 160,000 shares of the Company's common stock. H&Q had earned these warrants under a previous financing agreement it had entered into with the Company. The proceeds from these transactions are being used to fund operations and for working capital. The unused portion is currently held in interest bearing cash equivalents and short-term investments.

The Company used $2.8 million of cash in its operating activities during the three months ended September 27, 1997 as compared to $0.2 million of cash generated by operations in the same period of the prior year. Increases in accounts receivable due to higher sales levels and increases in inventories primarily related to new product offerings were the primary users of cash.

Capital expenditures for the first three months were $155,000, compared to $20,000 for the same period of the previous year. The Company expects fiscal 1998 capital investments to be comparable to fiscal 1997 levels.

At September 27, 1997, the Company had cash and cash equivalents of $2.7 million and short-term investments of $0.9 million, compared to $5.4 million and $1.2 million, respectively, at June 28, 1997.

Current assets at September 27, 1997 were $15.3 million, an increase of $0.9 million from $14.4 million at June 28, 1997. Increases in accounts receivable and inventories were partially offset by the decrease in cash and cash equivalents. The current ratio was 3.6 and working capital was $11.0 million at September 27, 1997, compared to 4.2 and $11.0 million, respectively, at June 28, 1997.

Management believes that cash, cash equivalents and short-term investments at September 27, 1997 and funds available through establishing a bank line of credit will sustain the Company's continuing operations at their current levels.

IMPACT OF ACCOUNTING STANDARDS

In June 1997, SFAS No. 130, "Reporting Comprehensive Income" was issued which is required to be adopted for the fiscal year beginning June 28, 1998. The adoption of this standard is not expected to have a material impact on the Company's financial position or results of operations.

RISK FACTORS

Except for the historical information contained herein, certain of the matters discussed in this report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These "forward-looking statements" involve certain risks and uncertainties, including, but not limited to, the following: (1) fluctuations and periodic downturns in the semiconductor market which often have had a disproportionately negative effect on manufacturers of semiconductor capital equipment; (2) rapid changes in technology and in tester and handler products, which the Company must respond to successfully in order for its products to avoid becoming noncompetitive or obsolete; (3) customer acceptance of the Company's new products, including the MCT 5100 and MCT 7632 handlers, in which the Company has invested significant levels of inventory; (4) possible loss of any of the Company's key customers, who account for a substantial percentage of the Company's business; (5) the possible adverse impact of competition in markets which are highly competitive; and (6) the possible adverse impact of economic or political changes in markets the Company serves. All forecasts and projections in this report are "forward-looking statements," and are based on management's current expectations of the Company's near-term results, based on current information available pertaining to the Company, including risk factors discussed above. Actual results could differ materially.

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


                                       Micro Component Technology, Inc.
                                       Registrant


Dated:  November 10, 1997              By: /s/ Roger E. Gower
                                           Roger E. Gower
                                           President and Chief Executive Officer


                                                     and


Dated:  November 10, 1997              By: /s/ Jeffrey S. Mathiesen
                                           Jeffrey S. Mathiesen
                                           Chief Financial Officer
                                           Chief Accounting Officer

                        MICRO COMPONENT TECHNOLOGY, INC.
                                   FORM 10-Q
                                 EXHIBIT INDEX

Exhibit
Number                                                              Page


11      Computation of Earnings per Common and
         Common Equivalent Shares                                    13