Form 10-Q
period 1997-12-27
MICRO COMPONENT TECHNOLOGY INC
filed 1998-02-10
CIK 911149

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 27, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                           Commission File No. 0-22384

                        MICRO COMPONENT TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

             Minnesota                                   41-0985960
  ---------------------------------                  --------------------
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                    Identification No.)

                2340 West County Road C, St. Paul, MN 55113-2528
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (612) 697-4000
              ----------------------------------------------------
                         (Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                  Yes _X_                    No ___

The number of shares outstanding of the Registrant's Common Stock, as of February 07, 1998 was 7,375,642.


                               Page 1 of 14 pages
                            Exhibit index on page 13

                        MICRO COMPONENT TECHNOLOGY, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS





PART I - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                  CONSOLIDATED BALANCE SHEETS                               3

                  CONSOLIDATED STATEMENTS OF OPERATIONS                     4

                  CONSOLIDATED STATEMENTS OF CASH FLOWS                     5

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION             8


PART II.  OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                        11

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                11

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      11

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                         11

         SIGNATURES                                                        12

         EXHIBIT INDEX                                                     13

                        MICRO COMPONENT TECHNOLOGY, INC.
                                    FORM 10-Q
                          ITEM 1. FINANCIAL INFORMATION
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands except share and per share data)


                                ASSETS                             Dec. 27, 1997 June 28, 1997
                                ------                                --------     --------
                                                                     (Unaudited)   (Audited)
Current assets:
Cash and cash equivalents                                             $  2,668     $  5,360
Short-term investments                                                    --          1,169
Accounts receivable, less allowance for doubtful accounts
    of $132 (Dec. 1997) and $109 (June 1997)                             4,905        4,028
Inventories
    Raw materials                                                        2,609        1,110
    Work in process                                                      1,445        1,420
    Finished goods                                                       2,133        1,064
Other                                                                      241          297
                                                                      --------     --------
Total current assets                                                    14,001       14,448
                                                                      --------     --------

Property, plant and equipment                                            4,142        4,347
    Less accumulated depreciation                                        2,950        3,103
                                                                      --------     --------
Property, plant and equipment, net                                       1,192        1,244
Other assets                                                                72          100
                                                                      --------     --------
Total assets                                                          $ 15,265     $ 15,792
                                                                      ========     ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
Current obligations under debt facilities and financing
    obligations                                                       $    275     $    300
Accounts payable                                                         1,095        1,563
Other accrued liabilities                                                2,052        1,577
                                                                      --------     --------
Total current liabilities                                                3,422        3,440

Long-term debt and financing obligations                                   108          133

Commitments and contingencies

Stockholders' equity:
Common stock, $.01 par value, 20,000,000 authorized, 7,375,642 and
    7,047,102 issued, respectively                                          74           70
Redeemable convertible preferred stock, $.01 par value, 1,000,000
    authorized, 315,789 issued (liquidation value $4.75 per share)        --          1,500
Additional paid-in capital                                              43,990       42,474
Cumulative translation adjustment                                          (82)         (82)
Accumulated deficit                                                    (32,247)     (31,743)
                                                                      --------     --------
Total stockholders' equity
                                                                        11,735       12,219
                                                                      --------     --------
Total liabilities and stockholders' equity                            $ 15,265     $ 15,792
                                                                      ========     ========



                 See notes to consolidated financial statements

                        MICRO COMPONENT TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                              Three Months Ended       Six Months Ended
                                              -------------------     -------------------
                                              Dec. 27,    Dec. 28,    Dec. 27,    Dec. 28,
                                               1997        1996        1997        1996
                                              -------     -------     -------     -------
Net sales                                     $ 4,522     $ 3,972     $ 8,972     $ 6,603

Cost of sales                                   2,047       1,894       3,527       3,114
                                              -------     -------     -------     -------

Gross profit                                    2,475       2,078       5,445       3,489
                                              -------     -------     -------     -------

Operating expenses:
    Selling, general and administrative         2,017       1,764       4,168       3,538
    Research and development                    1,057       1,080       1,980       1,924
                                              -------     -------     -------     -------

Total operating expenses                        3,074       2,844       6,148       5,462
                                              -------     -------     -------     -------

Loss from operations                             (599)       (766)       (703)     (1,973)

Interest income, net                               22          87          72         166
Other                                              57        --           127        --
                                              -------     -------     -------     -------

                                                   79          87         199          87
                                              -------     -------     -------     -------

Income (loss) before income taxes                (520)       (679)       (504)     (1,807)

Income tax provision                             --          --          --          --
                                              -------     -------     -------     -------

Net income (loss)                             $  (520)    $  (679)    $  (504)    $(1,807)
                                              =======     =======     =======     =======


Net Income (loss) per share - basic           $  (.07)    $  (.10)    $  (.07)    $  (.26)
                                              =======     =======     =======     =======

Weighted average common shares outstanding      7,181       7,031       7,118       7,026
                                              =======     =======     =======     =======


Net Income (loss) per share - diluted         $  (.07)    $  (.10)    $  (.07)    $  (.26)
                                              =======     =======     =======     =======

Weighted average common and common
    equivalent shares outstanding               7,181       7,031       7,118       7,026
                                              =======     =======     =======     =======



                  See notes to consolidated financial statement

                        MICRO COMPONENT TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                           Six Months Ended
                                                          -------------------
                                                          Dec. 27,    Dec. 28,
                                                           1997        1996
                                                          -------     -------

Cash flows from operating activities:
   Net income (loss)                                      $  (504)    $(1,807)
   Adjustments to reconcile net income (loss) to
     net cash used by operating activities
       Depreciation and amortization                          241         225

       Changes in assets and liabilities:
         Accounts receivable                                 (877)      2,049
         Inventories                                       (2,593)       (225)
         Other  assets                                         84         231
         Accounts payable                                    (468)         92
         Other accrued liabilities                            475         (18)
                                                          -------     -------

   Net cash provided by (used in) operating activities     (3,642)        547

Cash flows from investing activities:
   Maturity of short-term investments                       1,169        --
   Additions to property, plant and equipment                (189)        (39)
                                                          -------     -------

   Net cash provided by (used in) investing activities        980         (39)

Cash flows from financing activities:
   Payments of long-term debt                                 (50)        (49)
   Proceeds from issuance of stock                             20          40
                                                          -------     -------
Net cash provided by (used in) financing activities           (30)         (9)
                                                          -------     -------

Net increase (decrease) in cash and cash equivalents       (2,692)        499

Cash and cash equivalents at beginning of period            5,360       7,793
                                                          -------     -------

Cash and cash equivalents at end of period                $ 2,668     $ 8,292
                                                          =======     =======



                 See notes to consolidated financial statements

                        MICRO COMPONENT TECHNOLOGY, INC.
                                    FORM 10-Q
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.     INTERIM FINANCIAL STATEMENTS

       The accompanying unaudited, condensed, consolidated financial statements for the three and six month periods ended December 27, 1997 have been prepared in accordance with the instructions for SEC Form 10-Q and, accordingly, do not include all disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.

       Interim unaudited financial results should be read in conjunction with the audited financial statements included in the SEC Annual Report, Form 10-K, for the fiscal year ended June 28, 1997.

       The results of operations for the three and six months ended December 27, 1997 are not necessarily indicative of the operating results to be expected for the full year.

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

3.     NEW ACCOUNTING PRONOUNCEMENTS

       In February 1997, Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" was issued which is required to be adopted in this quarter. The Company has changed the method it uses to compute earnings per share and has, accordingly, restated the prior periods. The impact of the adoption of SFAS No. 128 was not material. The number of shares outstanding used to compute both basic earnings per share ("EPS") and diluted EPS were identical, as a result of the net loss position for all periods reported.

4.    PREFERRED STOCK

       In November 1997, the Company converted 315,789 shares of Class A preferred stock to common stock on a one-for-one basis. There were no dividends accrued or paid on the preferred stock. The Company no longer has shares of preferred stock outstanding. The issuance of the shares of common stock was exempt from registration pursuant to section 3(a)(9) of the Securities Act of 1933. No commission or other remuneration was paid to solicit the conversion.

                        MICRO COMPONENT TECHNOLOGY, INC.
                                    FORM 10-Q
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 27, 1997

Net sales for the second quarter of fiscal 1998, ended December 27, 1997, were $4.5 million, an increase of $0.5 million or 13.8% from $4.0 million for the same period in the prior year. Increased shipments of both the Company's 5100 handler product line and its previously existing product lines contributed to the increase in net sales.

Gross profit for the second quarter of fiscal 1998 increased by $0.4 million, to $2.5 million from $2.1 million in the prior year. Gross margin was 54.7%, compared to 52.3% for the same period last year. The improvement in gross margin is primarily attributed to changes in product mix. Gross margins in the current quarter are consistent with the Company's expectations going forward, barring product mix swings or unforeseen events.

Selling, general and administrative expense in the second quarter of fiscal 1998 was $2.0 million compared to $1.8 million in the prior year. As a percentage of net sales, SG&A remained relatively consistent year to year.

Research and development expense for the second quarters of fiscal 1998 and fiscal 1997 was $1.1 million. As a percentage of net sales, R&D expenses decreased to 23.4% from 27.2% in the prior year. Although the Company expects to continue to make significant investments in new product development, it expects quarterly R&D expenses to decrease from current quarter levels for the remainder of the current fiscal year, based upon the projected needs of current and anticipated development projects.

The Company generated net interest income during the quarter of $22,000 as compared to $87,000 for the same period one year ago. The decrease resulted from lower levels of interest bearing cash equivalents and short-term investments in the current year.

Net loss for the second quarter of fiscal 1998 was $520,000, or $0.07 per share as compared to a net loss of $679,000, or $0.10 per share for the second quarter of fiscal 1997.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 27, 1997

Net sales for the six months ended December 27, 1997 were $9.0 million, an increase of $2.4 million or 35.9% from sales of $6.6 million in the prior year. Increased shipments of both the Company's 5100 handler product line and its previously existing product lines contributed to the increase in net sales.

Gross profit for the six months ended December 27, 1997 was $5.4 million, an increase of $1.9 million or 56.1% from $3.5 million last year. Gross margin was 60.7%, compared to 52.8% for the same six month period a year ago. The improvement in gross margin resulted from product mix differences and increased overhead absorption, primarily in the first quarter.

Selling, general and administrative expense for the six months ended December 27, 1997, was $4.2 million compared to $3.5 million in the prior year, but decreased as a percentage of sales from the prior year. The increase in spending resulted from direct selling expenses associated with increased sales and from increased investments in sales and marketing.

Research and development expense for the six months ended December 27, 1997 was $2.0 million, compared to $1.9 million in the prior year. As a percentage of net sales, R&D expenses decreased to 22.1% from 29.1%, respectively.

The Company generated net interest income of $72,000 during the first six months of fiscal 1998 as compared to $166,000 for the same period one year ago. The decrease resulted from lower levels of interest bearing cash equivalents and short-term investments in the current year.

Net loss for the six months ended December 27, 1997 was $504,000, or $0.07 per share, compared to a net loss of $1.8 million, or $0.26 per share for the first six months of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

At December 27, 1997, the Company had cash and cash equivalents of $2.7 million, compared to $5.4 million of cash and cash equivalents and short-term investments of $1.2 million at June 28, 1997.

The Company used $3.6 million of cash in its operating activities during the six months ended December 27, 1997 as compared to $0.5 million of cash generated by operations in the same period of the prior year. Increases in accounts receivable due to higher sales levels and increases in inventories primarily related to new product offerings were the primary users of cash.

Current assets at December 27, 1997 were $14.0 million, a decrease of $0.4 million from $14.4 million at June 28, 1997. Increases in accounts receivable and inventories were offset by the decrease in cash and cash equivalents. The current ratio was 4.1 and working capital was $10.6 million at December 27, 1997, compared to 4.2 and $11.0 million, respectively, at June 28, 1997.

Capital expenditures for the first six months were $189,000, compared to $39,000 for the same period of the previous year. The Company expects fiscal 1998 capital investments to be comparable to fiscal 1997 levels.

Management believes that cash and cash equivalents at December 27, 1997 and funds available through establishing a bank line of credit will sustain the Company's continuing operations at their current levels, for the foreseeable future.

IMPACT OF ACCOUNTING STANDARDS

In February 1997, Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" was issued which is required to be adopted in this quarter. The Company has changed the method it uses to compute earnings per share and has, accordingly, restated the prior periods. The impact of the adoption of SFAS No. 128 was not material.

RISK FACTORS

Except for the historical information contained herein, certain of the matters discussed in this report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These "forward-looking statements" involve certain risks and uncertainties, including, but not limited to, the following: (1) fluctuations and periodic downturns in the semiconductor market which often have had a disproportionately negative effect on manufacturers of semiconductor capital equipment; (2) rapid changes in technology and in tester and handler products, which the Company must respond to successfully in order for its products to avoid becoming noncompetitive or obsolete; (3) customer acceptance of the Company's new products, including the MCT 5100 and MCT 7632 handlers, in which the Company has invested significant levels of inventory; (4) possible loss of any of the Company's key customers, who account for a substantial percentage of the Company's business; (5) the possible adverse impact of competition in markets which are highly competitive;
(6) the possible adverse impact of economic or political changes in markets the Company serves, including the uncertain economic situation currently facing Southeast Asia; and, (7) other factors detailed from time to time in the Company's SEC reports, including but not limited to the discussion in the Management's Discussion & Analysis included in the Annual Report on Form 10-K for the year ended June 28, 1997. All forecasts and projections in this report are "forward-looking statements," and are based on management's current expectations of the Company's near-term results, based on current information available pertaining to the Company, including risk factors discussed above. Actual results could differ materially.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

In November 1997, the Company converted 315,789 shares of Class A preferred stock to common stock on a one-for-one basis. There were no dividends accrued or paid on the preferred stock. The Company no longer has shares of preferred stock outstanding. The issuance of the shares of common stock was exempt from registration pursuant to section 3(a)(9) of the Securities Act of 1933. No commission or other remuneration was paid to solicit the conversion.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on November 5, 1997. The following matter was submitted to a vote of the shareholders at the Annual
Meeting:

         Election of Directors. The following persons were elected to serve as directors, for a term of one year:

         Roger E. Gower             D. James Guzy             Donald J. Kramer
         David M. Sugishita         Donald R. VanLuvanee      Patrick Verderico

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibit 11.   Computation of Earnings Per Common and Common Equivalent
                    Shares

(b)   Reports on Form 8-K
      No reports on Form 8-K were filed during the quarter.

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




                                           Micro Component Technology, Inc.
                                           Registrant


Dated:  February 10, 1998                  By: /s/ Roger E. Gower
                                               -------------------
                                           Roger E. Gower
                                           President and Chief Executive Officer


                                                           and


Dated:  February 10, 1998                  By: /s/ Jeffrey S. Mathiesen
                                               -------------------------
                                           Jeffrey S. Mathiesen
                                           Chief Financial Officer
                                           Chief Accounting Officer

                        MICRO COMPONENT TECHNOLOGY, INC.
                                    FORM 10-Q
                                  EXHIBIT INDEX



Exhibit
Number                                                               Page


11    Computation of Earnings per Common and
         Common Equivalent Shares                                     13