Form 10-Q
period 1998-03-28
MICRO COMPONENT TECHNOLOGY INC
filed 1998-05-12
CIK 911149

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 28, 1998

                                       OR

()            TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from __________ to_________

                           Commission File No. 0-22384

                        MICRO COMPONENT TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

               Minnesota                                 41-0985960
----------------------------------------    ------------------------------------
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                 Identification No.)

                2340 West County Road C, St. Paul, MN 55113-2528
 -------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (612) 697-4000
                   -------------------------------------------
                         (Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                      Yes ______X_______   No  ______________


The number of shares outstanding of the Registrant's Common Stock, as of April 24, 1998 was 7,375,642.

                               Page 1 of 115 pages
                            Exhibit index on page 14

                        MICRO COMPONENT TECHNOLOGY, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

             CONSOLIDATED BALANCE SHEETS                                     3

             CONSOLIDATED STATEMENTS OF OPERATIONS                           4

             CONSOLIDATED STATEMENTS OF CASH FLOWS                           5

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      6

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION                   8


PART II.  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                             12

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              12

     SIGNATURES                                                             13

     EXHIBIT INDEX                                                          14

                        MICRO COMPONENT TECHNOLOGY, INC.
                                    FORM 10-Q
                          ITEM 1. FINANCIAL INFORMATION
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands except share and per share data)

                               ASSETS                                    Mar. 28, 1998    June 28, 1997
-------------------------------------------------------------------      -------------    -------------
                                                                          (Unaudited)       (Audited)
Current assets:
Cash and cash equivalents                                                  $  2,934         $  5,360
Short-term investments                                                         --              1,169
Accounts receivable, less allowance for doubtful accounts
     of $152 (Mar. 1998) and $109 (June 1997)                                 3,069            4,028
Inventories
     Raw materials                                                            2,343            1,110
     Work in process                                                          1,690            1,420
     Finished goods                                                           2,010            1,064
Other                                                                           206              297
                                                                           --------         --------
Total current assets                                                         12,252           14,448
                                                                           --------         --------

Property, plant and equipment                                                 4,134            4,347
     Less accumulated depreciation                                           (3,034)          (3,103)
                                                                           --------         --------
Property, plant and equipment, net                                            1,100            1,244
Other assets                                                                     69              100
                                                                           --------         --------
Total assets                                                               $ 13,421         $ 15,792
                                                                           ========         ========

             LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------

Current liabilities:
Current obligations under debt facilities and financing
     obligations                                                           $     50         $    300
Accounts payable                                                                983            1,563
Other accrued liabilities                                                     1,330            1,577
                                                                           --------         --------
Total current liabilities                                                     2,363            3,440

Long-term debt and financing obligations                                         96              133

Commitments and contingencies

Stockholders' equity:
Common stock, $.01 par value, 20,000,000 authorized, 7,375,642
     and 7,047,102 issued, respectively                                          74               70
Redeemable convertible preferred stock, $.01 par value, 1,000,000
     authorized, 315,789 issued (liquidation value $4.75 per share)            --              1,500
Additional paid-in capital                                                   43,990           42,474
Cumulative translation adjustment                                               (82)             (82)
Accumulated deficit                                                         (33,020)         (31,743)
                                                                           --------         --------
Total stockholders' equity                                                   10,962           12,219
                                                                           --------         --------
Total liabilities and stockholders' equity                                 $ 13,421         $ 15,792
                                                                           ========         ========


                 See notes to consolidated financial statements

                        MICRO COMPONENT TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                 Three Months Ended               Nine Months Ended
                                              -------------------------       -------------------------
                                               Mar. 28,        Mar. 29,        Mar. 28,       Mar. 29,
                                                 1998            1997            1998           1997
                                              ---------       ---------       ---------       ---------
Net sales                                     $   3,567       $   4,706       $  12,539       $  11,309

Cost of sales                                     1,783           1,951           5,310           5,065
                                              ---------       ---------       ---------       ---------

Gross profit                                      1,784           2,755           7,229           6,244

Operating expenses:
     Selling, general and administrative          1,700           1,664           5,868           5,202
     Research and development                       888           1,021           2,868           2,945
                                              ---------       ---------       ---------       ---------

Total operating expenses                          2,588           2,685           8,736           8,147
                                              ---------       ---------       ---------       ---------

Loss from operations                               (804)             70          (1,507)         (1,903)

Interest income, net                                 23              85              95             251
Other                                                 8             (63)            135             (63)
                                              ---------       ---------       ---------       ---------

                                                     31              22             230             188
                                              ---------       ---------       ---------       ---------

Income (loss) before income taxes                  (773)             92          (1,277)         (1,715)

Income tax provision                               --              --              --              --
                                              ---------       ---------       ---------       ---------

Net income (loss)                             $    (773)             92       $  (1,277)      $  (1,715)
                                              =========       =========       =========       =========

Net income (loss) per share:

        Basic                                 $    (.10)      $     .01       $    (.18)      $    (.24)
                                              =========       =========       =========       =========

        Diluted                               $    (.10)      $     .01       $    (.18)      $    (.24)
                                              =========       =========       =========       =========

Weighted average shares used in
    computing earnings (loss) per share:

        Basic                                     7,376           7,031           7,204           7,028
                                              =========       =========       =========       =========

        Diluted                                   7,376           7,520           7,204           7,028
                                              =========       =========       =========       =========


                  See notes to consolidated financial statement

                        MICRO COMPONENT TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                               Nine Months Ended
                                                            -----------------------
                                                            Mar. 28,       Mar. 29,
                                                              1998           1997
                                                            --------       --------
Cash flows from operating activities:
   Net income (loss)                                        $ (1,277)      $ (1,715)
   Adjustments to reconcile net income (loss) to
      net cash used by operating activities
         Depreciation and amortization                           366            339

         Changes in assets and liabilities:
            Accounts receivable                                  959          1,021
            Inventories                                       (2,449)           (41)
            Other  assets                                        126            223
            Accounts payable                                    (580)           285
            Other accrued liabilities                           (247)          (304)
                                                            --------       --------

   Net cash used in operating activities                      (3,102)          (192)

Cash flows from investing activities:
   Maturity of short-term investments                          1,169           --
   Additions to property, plant and equipment                   (226)          (111)
                                                            --------       --------

   Net cash provided by (used in) investing activities           943           (111)

Cash flows from financing activities:
   Payments of long-term debt                                   (287)           (77)
   Proceeds from issuance of stock                                20             41
                                                            --------       --------
Net cash used in financing activities                           (267)           (36)
                                                            --------       --------

Net increase (decrease) in cash and cash equivalents          (2,426)          (339)

Cash and cash equivalents at beginning of period               5,360          7,793
                                                            --------       --------

Cash and cash equivalents at end of period                  $  2,934       $  7,454
                                                            ========       ========


                 See notes to consolidated financial statements

                        MICRO COMPONENT TECHNOLOGY, INC.
                                    FORM 10-Q
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       INTERIM FINANCIAL STATEMENTS

         The accompanying unaudited, condensed, consolidated financial statements for the three and nine month periods ended March 28, 1998 have been prepared in accordance with the instructions for SEC Form 10-Q and, accordingly, do not include all disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.

         Interim unaudited financial results should be read in conjunction with the audited financial statements included in the SEC Annual Report, Form 10-K, for the fiscal year ended June 28, 1997.

         The results of operations for the three and nine months ended march 28, 1998 are not necessarily indicative of the operating results to be expected for the full year.


2.       EARNINGS PER SHARE

         Earnings per share are computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." Basic earnings per share are computed using the weighted average number of common shares outstanding during each period. Diluted earnings per share include the dilutive effect of common shares potentially issuable upon the exercise of stock options and warrants outstanding, and the dilutive effect of the assumed conversion of outstanding Class A preferred stock to common stock. Earnings per share data for the three and nine month periods ended March 29, 1997 have been restated to conform to the provisions of SFAS No. 128. The following table reconciles the denominators used in computing basic and diluted earnings per share:

                                                Three months ended         Nine months ended
                                               March 28     March 29     March 28      March 29
                    (in thousands)              1998(1)       1997        1998(1)       1997(1)
                                               ----------------------------------------------
         Weighted average common
           shares outstanding                    7,376        7,031        7,204        7,028
         Effect of dilutive stock options
           and warrants                           --            173         --           --
         Effect of dilutive redeemable
           preferred stock (2)                    --            316         --           --
                                               ----------------------------------------------
                                                 7,376        7,520        7,204        7,028
                                               ==============================================

        (1) The Company reported a loss for the period. No adjustment made for the effect of stock options, warrants or redeemable preferred stock, as effect is anti-dilutive.

        (2) Preferred stock converted to common stock in November, 1997.

3.       CONTINGENCIES

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

                        MICRO COMPONENT TECHNOLOGY, INC.
                                    FORM 10-Q
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 28, 1998

Net sales for the third quarter of fiscal 1998, ended March 28, 1998, were $3.6 million, a decrease of $1.1 million or 24.2% from $4.7 million for the same period in the prior year. Reduced shipments of the Company's older products, related spares, and custom product orders in the current year resulted from the downturn in the semiconductor capital equipment market, while net sales of the MCT 5100 and MCT 4610 handlers were affected to a lesser degree. Net sales are expected to continue to be adversely affected while the semiconductor market remains soft.

Gross margin for the third quarter of fiscal 1998 was 50.0%, compared to 58.5% for the same period last year. The decrease in gross margin is primarily attributed to changes in product mix, with changes in sales mix (distributor vs. sales rep) and unabsorbed overhead on lower production levels in the current year also contributing to the difference.

Selling, general and administrative expense in the third quarters of fiscal 1998 and 1997 was $1.7 million. As a percentage of net sales, SGA increased as a result of the lower net sales level in the current year.

Research and development expense for the third quarter of fiscal 1998 decreased to $0.9 million from $1.0 million in the previous year. As a percentage of net sales, R&D expenses increased to 24.9% from 21.7% in the prior year, due to the decreased sales level in the current year. Although the Company expects to continue to make significant investments in new product development, it expects fourth quarter R&D expenses to decrease as a percentage of sales from current quarter levels, based upon the projected needs of current and anticipated development projects.

The Company generated net interest income during the quarter of $23,000 as compared to $85,000 for the same period one year ago. The decrease resulted from lower levels of interest bearing cash equivalents and short-term investments in the current year.

Net loss for the second quarter of fiscal 1998 was $773,000, or $0.10 per share as compared to net income of $92,000, or $0.01 per share for the second quarter of fiscal 1997.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 28, 1998

Net sales for the nine months ended March 28, 1998 were $12.5 million, an increase of $1.2 million or 10.9% from sales of $11.3 million in the prior year. The increase is primarily attributed to the MCT 5100 handler, which began shipping in the middle of the previous fiscal year.

Gross profit for the nine months ended March 28, 1998 was $7.2 million, an increase of $1.0 million or 15.8% from $6.2 million last year. Gross margin was 57.7%, compared to 55.2% for the same nine month period a year ago. The improvement in gross margin resulted from product mix differences and increased overhead absorption, primarily in the first quarter.

Selling, general and administrative expense for the nine months ended March 28, 1998, was $5.9 million compared to $5.2 million in the prior year. The increase in spending resulted from direct selling expenses associated with increased sales and from increased investments in sales and marketing initiated in fiscal 1997.

Research and development expense for the nine months ended March 28, 1998 was $2.9 million, consistent with the prior year. As a percentage of net sales, R&D expenses decreased to 22.9% in the current year from 26.0% last year, as a result of the increased net sales level.

The Company generated net interest income of $95,000 during the first nine months of fiscal 1998 as compared to $251,000 for the same period one year ago. The decrease resulted from lower levels of interest bearing cash equivalents and short-term investments in the current year.

Net loss for the nine months ended March 28, 1998 was $1.3 million, or $0.18 per share, compared to a net loss of $1.7 million, or $0.24 per share for the first nine months of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

At March 28, 1998, the Company had cash and cash equivalents of $2.9 million, compared to $5.4 million of cash and cash equivalents and short-term investments of $1.2 million at June 28, 1997.

The Company used $3.1 million of cash in its operating activities during the nine months ended March 28, 1998 as compared to $0.2 million of cash used in operations in the same period of the prior year. Increases in inventories related to new product offerings and operating losses were the primary users of cash in the current year.

Current assets at March 28, 1998 were $12.3 million, a decrease of $2.1 million from $14.4 million at June 28, 1997. Decreases in cash and cash equivalents and accounts receivables were partially offset by an increase in inventory. The current ratio was 5.2 and working capital was $9.9 million at March 28, 1998, compared to 4.2 and $11.0 million, respectively, at June 28, 1997.

Capital expenditures for the first nine months were $0.2 million, compared to $0.1 million for the same period of the previous year.

The Company maintains a $5 million secured line of credit with a bank, which was unused at March 28, 1998.

Management believes that cash and cash equivalents at March 28, 1998 and funds available through its bank line of credit will sustain the Company's continuing operations at their current levels, for the foreseeable future.

YEAR 2000 COMPLIANCE

Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies will need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists concerning the potential effects associated with such compliance. The Company is currently in the process of assessing and testing the software components of its products for year 2000 compliance. The Company does not believe that its products contain undetected errors or defects associated with year 2000 date functions that may result in material costs to the Company, including repair costs and costs incurred in litigation due to any such defects; however, there can be no assurance that such errors or defects do not exist. Many commentators have stated that a significant amount of litigation will arise out of year 2000 compliance issues. Because of the unprecedented nature of such litigation, there can be no assurance that the Company will not be materially adversely affected by claims related to year 2000 compliance. Although the Company is not aware of any material operational issues or costs associated with preparing its internal systems for the year 2000, there can be no assurance that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal operating systems, which are composed predominately of third party software and hardware technology.

RISK FACTORS

Except for the historical information contained herein, certain of the matters discussed in this report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These "forward-looking statements" involve certain risks and uncertainties, including, but not limited to, the following: (1) fluctuations and periodic downturns in the semiconductor market, as currently being experienced, which often have had a disproportionately negative effect on manufacturers of semiconductor capital equipment; (2) rapid changes in technology and in tester and handler products, which the Company must respond to successfully in order for its products to avoid becoming noncompetitive or obsolete; (3) customer acceptance of the Company's new products, including the MCT 5100 and MCT 7632 handlers, in which the Company has invested significant amounts of inventory; (4) possible loss of any of the Company's key customers, who account for a substantial percentage of the Company's business; (5) the possible adverse impact of competition in markets which are highly competitive, including increased pressure on pricing and payment terms which may adversely affect net sales and gross margins and increase the Company's exposure to credit risk; (6) the possible adverse impact of economic or political changes in markets the Company serves, including the uncertain economic situation currently facing Southeast Asia; (7) the possible adverse impact on the Company's operations or material costs which may be incurred by the Company due to undetected errors or defects in preparing its internal operating systems for the year 2000; (8) the possible adverse impact on the Company's operations or material costs which may be incurred by the Company arising from year 2000 related repair costs or litigation due to undetected errors or defects in its products which use software; and, (9) other factors detailed from time to time in the Company's SEC reports, including but not limited to the discussion in the Management's Discussion & Analysis included in the Annual Report on Form 10-K for the year ended June 28,

1997. All forecasts and projections in this report are "forward-looking statements," and are based on management's current expectations of the Company's near-term results, based on current information available pertaining to the Company, including risk factors discussed above. Actual results could differ materially.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 10.M.     Credit and Security Agreement, dated February 17, 1998
                      between Norwest Business Credit, Inc. and Micro Component
                      Technology, Inc.
    Exhibit 10.N      Credit and Security Agreement, dated February 17, 1998
                      between Norwest Bank Minnesota, N.A. and Micro Component
                      Technology, Inc.
    Exhibit 27        Financial Data Schedule

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



                                       Micro Component Technology, Inc.
                                       Registrant


Dated:  May 11, 1998                   By:  /s/ Roger E. Gower
                                           -------------------------------------
                                       Roger E. Gower
                                       President and Chief Executive Officer


                                                      and


Dated:  May 11, 1998                   By:  /s/ Jeffrey S. Mathiesen
                                           -------------------------------------
                                       Jeffrey S. Mathiesen
                                       Chief Financial Officer
                                       Chief Accounting Officer

                        MICRO COMPONENT TECHNOLOGY, INC.
                                    FORM 10-Q
                                  EXHIBIT INDEX


Exhibit
Number                                                                      Page


10.M        Credit and Security Agreement, dated February 17, 1998
            between Norwest Business Credit, Inc. and Micro Component
            Technology, Inc.                                                 15

10.N        Credit and Security Agreement, dated February 17, 1998
            between Norwest Bank Minnesota, N.A. and Micro Component
            Technology, Inc.                                                 78

27          Financial Data Schedule