Form 10-K
period 1998-06-27
MICRO COMPONENT TECHNOLOGY INC
filed 1998-09-25
CIK 911149

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                       FOR FISCAL YEAR ENDED JUNE 27, 1998
                                       OR

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the common stock held by non-affiliates of the Registrant on September 16, 1998 (based upon the closing price of those shares on the NASDAQ National Market System) was approximately $4.3 million.

Number of shares outstanding of the Registrant's Common stock, as of September 16, 1998, is 7,394,300.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Definitive Proxy Statement for the annual meeting of stockholders to be held on November 4, 1998 (the "Proxy Statement"), and to be filed within 120 days after the Registrant's fiscal year ended June 27, 1998, are incorporated by reference into Part III.

                        MICRO COMPONENT TECHNOLOGY, INC.


TABLE OF CONTENTS

                                                                                           PAGE
                                                                                           ----
PART I

      ITEM  1. Business...................................................................   3

      ITEM  2. Properties.................................................................   9

      ITEM  3. Legal Proceedings..........................................................   9

      ITEM  4. Submission of Matters to a Vote of Security Holders........................   9

PART II

      ITEM  5. Market for Registrant's Common Stock and Related Stockholder Matters.......  10

      ITEM  6. Selected Financial Data....................................................  11

      ITEM  7. Management's Discussion and Analysis of Results of Operations and
                      Financial Condition.................................................  12

      ITEM  8. Financial Statements and Supplementary Data................................  19

      ITEM  9. Changes in and Disagreements with Accountants on Accounting and
                      Financial Disclosure................................................  19

PART III

      ITEM 10. Directors and Executive Officers of the Registrant.........................  19

      ITEM 11. Executive Compensation.....................................................  19

      ITEM 12. Security Ownership of Certain Beneficial Owners and
                      Management..........................................................  19

      ITEM 13. Certain Relationships and Related Transactions.............................  19

PART IV

      ITEM 14. Exhibits, Financial Statement Schedules, and Reports on
                      Form 8-K............................................................  20

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

         On November 22, 1994, the Company completed the sale of its 1149 tester product line to Megatest Corporation. Concurrent with this sale, Megatest purchased 315,789 shares of the Company's Non-Voting Series A Preferred Stock. On November 24, 1997, the Company converted 315,789 shares of Class A preferred stock to common stock on a one-for-one basis.

         On September 25, 1995, the Company completed the sale of its European subsidiary, Intertrade Scientific, Inc. ("ITS"). The Company continues to distribute its products in Europe through another distributor.

         The Company's fiscal year ends on the last Saturday of June.

PRODUCTS

         HANDLING EQUIPMENT
         Handlers are electro-mechanical systems that are connected to a tester in order to automate the IC testing process. The handlers thermally condition the IC devices, provide electrical contact between the IC and the tester, and then sort the IC's based upon the results of the testing. Handlers should present IC devices to the tester efficiently to ensure maximum utilization of the tester and should handle the IC devices without causing damage that would render them unusable. Handlers are often operated 24 hours a day, seven days a week. As handlers are comprised of many moving parts, high reliability and ease of maintenance are essential. Although the most effective handler designs reduce the amount of complex mechanisms, the industry is characterized by a wide variety of handling techniques, many of which are extremely complex.

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

         MCT 5100 FINE PITCH SURFACE MOUNT DEVICE HANDLER
         The MCT 5100 Handler is a new high-speed handler for handling small outline integrated circuits ("SOIC"). The new fine pitch SOIC packages are very light and are difficult to handle in traditional gravity feed handlers. These devices range from 0.110 inches wide to 0.300 inches wide and have lead pitch down to 0.012 inches. The MCT 5100 Handler uses a combination of gravity feed and pick and place technology to reliably move parts through the handler. The MCT 5100 Handler is capable of testing one or two devices in parallel with throughput of 14,400 units per hour with an index time of only .500 seconds. This makes the MCT 5100 Handler one of the fastest handlers available in the market today. The system is controlled by a high speed computer that monitors all functions of the handler and is capable of producing reports to operators and management describing test efficiency, handler uptime, test yield, operator identification, lot statistics and other customer defined data. The handler can be configured with several different kits for varying customer requirements. The Company began shipping this product in volume in the last half of fiscal 1997, and this product represented a significant portion of equipment sales in fiscal 1998.

         MCT 5200 TRI-TEMPERATURE HANDLER
         Extending the product family for fine pitch surface mount device handling, MCT recently introduced its 5200 Tri-temperature handler. The MCT 5200 Handler provides all the high speed features and automation options of the MCT 5100 Handler and provides the ability to operate over the full temperature range of -55(Degree)C to +125(Degree)C without the additional cost of liquid nitrogen
(LN2). The unique temperature control of the MCT 5200 Handler utilizes conduction principles in place of the conventional convection temperature systems. The innovative change in temperature technology provides significant cost savings in the operation of tri-temperature device handling systems.

         MCT 7632 FINE PITCH PICK AND PLACE HANDLER
         The MCT 7632 Handler is a new handler for high volume manufacturing of memory and other semiconductor devices. The MCT 7632 Handler can accommodate a large variety of package types including the traditional PLCC, LCC and PGA packages and the more difficult to handle SOIC, TSOP, TSSOP, and (mu)BGA packages. The handler uses pick and place technology to pick up devices from carriers, move them to the test site, and then move them to the appropriate bin after test. The MCT 7632 Handler can test from 1 to 32 devices in parallel at temperatures ranging from -60 degrees Centigrade to +160 degrees Centigrade. The handler has a unique capability of being able to load and unload devices from carriers while testing without interrupting system operation. This capability, called HotSwapa, provides for very high throughput and ease of use in a production environment. Like the MCT 5100 Handler, the MCT 7632 Handler is controlled by a high speed computer that monitors all functions of the handler and is capable of producing reports to operators and management describing test efficiency, handler uptime, test yield, operator identification, lot statistics and other customer defined data.

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

         MCT ASIA
         As semiconductor manufacturers move responsibility for ATE purchasing to the factory level, the Company's operations in the Pacific Rim region have become increasingly important. With a presence established more than 15 years ago, the Company operates MCT Asia Pte., Ltd., and its wholly owned subsidiary, MCT Asia (Penang) Sdn. Bhd., with offices in Singapore and Penang, Malaysia respectively. MCT Asia, the regional headquarters, also controls 85% of a company, MCT Beijing, in a partnership with the Institute for Integrated Circuit Testing in Beijing, PROC. To supplement the region's sales and service coverage, MCT Asia uses sales representative companies and distributors in the Philippines, Korea, Taiwan and China.

         The Company has stationed service engineer personnel in Singapore, Malaysia, Thailand and the Philippines for rapid response to any customer problem in the Far East. Additionally, a complete board-repair facility in Penang, Malaysia provides the Company's Asian customers with local board service and repair capabilities.

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

         As with pre-sale support, continuing maintenance and service enhance customer satisfaction by ensuring maximum uptime, yield and tester utilization. These support services also generate additional revenues for the Company.

SEASONALITY IN QUARTERLY OPERATING RESULTS

         During each quarter, the Company customarily sells a relatively small number of systems that carry a high average selling price. The majority of shipments in a quarter are typically booked during the same quarter. Although the Company believes its sales are not seasonal in nature, a small change in the number of products ordered and/or shipped in a quarter can have a significant impact on results of operations for that particular quarter. Moreover, production difficulties could delay shipments. Accordingly, the Company's operating results may vary significantly from quarter to quarter and could be adversely affected for a particular quarter if shipments for that quarter were lower than anticipated. The Company's quarterly operating results may also be affected by, among other factors, the timing of new product introductions, fluctuations in the semiconductor market and the actions of competitors.

CUSTOMERS

         The Company expends substantial efforts to maintain its relationships with its existing major customers in order to increase the likelihood that these manufacturers will continue to select the Company's testers and/or handlers for their future generations of IC devices. However, it is difficult to obtain significant new ATE customers.

         During fiscal 1998, no single customer accounted for 10% of the Company's sales. ST Micro Electronics, Inc. accounted for approximately 17%, and 24% of the Company's sales in 1997 and 1996, respectively. As noted in the prior year, the Company expects that ST Micro Electronics, Inc. will continue to be a large customer, but expects that sales to this customer will decrease as a percentage of its net sales as the Company's product mix shifts to the newer products.

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

BACKLOG

         As of June 27, 1998, the Company's backlog of unfilled orders was $3.6 million, compared with $2.6 million as of June 28, 1997. A significant portion of the backlog as of June 27, 1998 is expected to be shipped in the first half of fiscal year 1999. Since a large majority of the shipments made in a given quarter are usually made during the latter part of the quarter, and since a significant portion of shipments in a given quarter are booked during that same quarter, backlog as of a date in the middle of the quarter will typically be greater than backlog at quarter end. The Company includes in backlog only those orders to which a purchase order number has been assigned by the customer and for which a delivery schedule has been specified. All orders are subject to cancellation by the customer with limited charges. The Company's backlog at a particular date is not necessarily indicative of actual sales for any succeeding period.

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

         For fiscal years 1998, 1997 and 1996, the Company's expenses relating to research and development were $3.7 million, $3.9 million, $4.3 million, respectively.

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

COMPETITION

         The IC device ATE industry is highly competitive. The Company faces substantial competition throughout the world, primarily from ATE manufacturers in the United States and Japan. The Company's primary competitors in the handler market are Advantest, ASECO Corporation, Aetrium Incorporated (including its Sym-Tek Systems, Inc. and FSA subsidiaries), Cohu, Inc., Kuwano, Multi-Test GmbH, Rasco and Tesec. Many of these competitors are considerably larger and have considerably greater financial resources than the Company.

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

EMPLOYEES

         As of June 27, 1998, the Company had a total of 127 employees and one contract person, including 59 (or 46%) engaged in manufacturing, 32 (or 25%) in engineering and research and development, 18 (or 14%) in sales, marketing and service, and 19 (or 15%) in administration. Many of the Company's employees are highly skilled, and the Company believes its future success will depend in large part on its ability to attract and retain such employees. None of the Company's employees is covered by a collective bargaining agreement, and the Company has experienced no work stoppages. The Company considers its employee relations to be good.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

         The Company operates in three geographic areas. Summarized data for the Company's operations is included in Note 10 of Notes to Consolidated Financial Statements, included elsewhere herein.

ITEM 2. PROPERTIES

         The Company's principal executive and administrative offices as well as its manufacturing operations utilize approximately 69,000 square feet in a facility in St. Paul, Minnesota. This facility is leased through April 2007.

ITEM 3. LEGAL PROCEEDINGS

         The Securities and Exchange Commission is conducting an investigation with respect to certain financial reporting discrepancies announced by the Company in April 1994 dating back to fiscal 1993 and the first two quarters of fiscal 1994. The Company has submitted documents to the Commission pursuant to requests from the Commission, and certain former officers and certain current and former employees of the Company have been interviewed by the Commission as part of the investigation. In September 1998, the Company reached a preliminary resolution of this matter with the staff, which is subject to approval by the Securities and Exchange Commission. The terms of the preliminary resolution do not have a significant financial impact on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the quarter ended June 27, 1998.

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

         The following table sets forth the high and low prices for the Company's common stock as reported by NASDAQ for the periods indicated:

                                Fiscal 1998                Fiscal 1997
                            -------------------        -------------------
                            High         Low           High         Low
                            ----         ---           ----         ---
         First Quarter      $5 5/8       $3 1/4        $3 1/2       $1 7/8
         Second Quarter     $5 3/8       $1 1/2        $3           $1 3/4
         Third Quarter      $2 1/2       $1 3/8        $3 3/4       $2 3/8
         Fourth Quarter     $2           $1            $3 7/8       $2 1/4

         The above prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The approximate number of holders of record of the common stock as of August 18, 1998 was 251.

        On September 4, 1998, the Company was notified by The Nasdaq Stock Market that its Common stock did not comply with Nasdaq's $1.00 minimum bid price requirement and that the Company had ninety (90) days to demonstrate compliance with such requirement. Accordingly, unless the closing bid price of the Company's Common stock is equal to or greater than $1.00 for ten (10) consecutive trading days ending on or prior to December 3, 1998, the Company's Common stock will be delisted at the opening of business on December 7, 1998. In addition, the market float of the Company's stock is below Nasdaq's $5 million maintenance level. The Company may request a hearing to extend the compliance period or request a waiver. The Company is currently reviewing alternatives availble for maintaing listing eligibilty with Nasdaq.

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

         On November 24, 1997, the Company converted 315,789 shares of Class A preferred stock to common stock on a one-for-one basis. There were no dividends accrued or paid on the preferred stock.

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

ITEM 6. SELECTED FINANCIAL DATA

                        MICRO COMPONENT TECHNOLOGY, INC.
                      SELECTED CONSOLIDATED FINANCIAL DATA
                      (in thousands, except per share data)

                                                            June 27,    June 28,     June 29,     June 24,     June 25,
                                                            1998(1)        1997      1996 (2)     1995 (2)     1994 (2)
                                                          ---------    ---------    ---------    ---------    ---------
STATEMENT OF OPERATIONS DATA - YEAR ENDED:
     Net sales......................................... $   16,975    $   16,129   $   22,318   $   23,635   $   31,324
     Gross profit .....................................      7,380         9,219       12,999       10,739       14,328
     Income (loss) from operations.....................     (4,202)       (1,836)       2,330        1,923      (12,203)
     Income (loss) from continuing operations..........     (3,879)       (1,563)       2,568        1,566      (13,639)
     Discontinued operations (3).......................         --            --          652       (3,897)      (1,750)
     Income (loss) before extraordinary item...........     (3,879)       (1,563)       3,220       (2,331)     (15,389)
     Extraordinary item (4)............................         --            --           --        1,005           --
     Net income (loss).................................     (3,879)       (1,563)       3,220       (1,326)     (15,389)
     Dividends on preferred stock......................         --            --           --           --          158
     Net income (loss) applicable to common
     stock............................................. $   (3,879)   $   (1,563)  $    3,220   $   (1,326)  $  (15,547)
    Per Share Data - diluted:
     Income (loss) from continuing operations.......... $    (0.54)   $    (0.22)  $     0.35   $     0.30   $    (3.34)
     Discontinued operations...........................         --            --         0.09        (0.74)       (0.43)
     Extraordinary item (4)............................         --            --           --         0.19           --
     Net income (loss) per share ...................... $    (0.54)   $    (0.22)  $     0.44   $    (0.25)  $    (3.80)
     Shares used to compute earnings (loss)
       per share, diluted..............................      7,249         7,030        7,246        5,240        4,087

Selected Balance Sheet Data:
     Working capital (deficit)......................... $    7,385    $   11,008   $   12,638   $    2,839   $   (6,599)
     Net assets of discontinued operations (3).........         --            --           --          977        2,764
     Total assets......................................     11,226        15,792       16,980       11,532       31,796
     Current obligations under debt facilities and
     financing obligations.............................         50           300          352          363       10,146
     Long-term debt and financing
     obligations.......................................         83           133          183           41           25
     Redeemable convertible preferred
        stock..........................................         --         1,500        1,500        1,500           --
     Total stockholders' equity........................ $    8,400    $   12,219   $   13,709   $    4,618   $    3,898


(1) Includes charges totaling $2.3 million, comprised of a $2.0 million provision for excess and obsolete inventory, and $0.3 million related primarily to cost reduction actions and operational adjustments related to the depressed semiconductor capital equipment market.

(2) Includes unusual and non-recurring items primarily comprised of: 1994 - $4.0 million of costs incurred in the proposed acquisition of Sym-Tek Systems, Inc. and $1.2 million provision for settlement of shareholder lawsuit; 1995 - $5.2 million gain on the sale of the 1149 tester product line, $1.9 million gain on the settlement with Sym-Tek Systems, $0.8 million charge for severance costs for the Company's former Chief Executive Officer, and a $0.2 million charge for closing a Japanese facility; 1996 - $1.5 million gain on the resolution of the escrow fund created from the sale of the 1149 tester product line.

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

(4) In fiscal year 1995, the Company used $3.5 million of the proceeds from the sale of the 1149 tester product line in settlement of approximately $4.5 million of outstanding trade payables, not including the payables assumed by Megatest as part of the sale transaction. The difference between the trade payables and the cash used resulted in an extraordinary gain of approximately $1.0 million, net of $21,000 provision for taxes.

QUARTERLY RESULTS, FISCAL 1998 AND 1997

         The following table presents selected unaudited quarterly operating results for the Company for the eight fiscal quarters ended June 27, 1998.

                      (in thousands, except per share data)
                            Three-Month Periods Ended

                                               Fiscal 1998                                        Fiscal 1997
                           ------------------------------------------------    -----------------------------------------------
                            Sept. 27,    Dec. 27,     Mar. 28,     June 27,    Sept. 28,     Dec. 28,     Mar. 29,    June 28,
                              1997         1997         1998         1998         1996         1996         1997        1997
                           ---------    ---------    ---------    ---------    ---------    ---------    ---------   ---------
Net sales ...........      $   4,450    $   4,522    $   3,567    $   4,436    $   2,631    $   3,972    $   4,706   $   4,820
Gross profit ........          2,970        2,475        1,784          151        1,411        2,078        2,755       2,975
Income (loss) from
    operations ......           (104)        (599)        (804)      (2,695)      (1,207)        (766)          70          67
Net income (loss) ...      $      16    $    (520)   $    (773)   $  (2,602)   $  (1,128)   $    (679)   $      92   $     152
Per share data - diluted:
    Net income (loss)
      per share .....      $    0.00    $   (0.07)   $   (0.10)   $   (0.35)   $   (0.15)   $   (0.09)   $    0.01   $    0.02


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

         The following table sets forth, for the periods indicated, certain items in the Company's statements of operations as a percentage of net sales:

                                                        Year Ended
                                                        ----------
                                              June 27,    June 28,    June 29,
                                               1998        1997        1996
                                              -------     -------     -------
Net sales ................................     100.0 %     100.0 %     100.0 %
Cost of sales ............................      56.5        42.8        41.8
                                              ------      ------      ------
Gross margin .............................      43.5        57.2        58.2
Operating expenses:
     Selling, general and administrative .      46.4        44.2        35.5
     Research and development ............      21.9        24.4        19.1
     Unusual and non-recurring items .....        --          --        (6.8)
                                              ------      ------      ------
          Total operating expenses .......      68.3        68.6        47.8
                                              ------      ------      ------
Income (loss) from operations ............     (24.8)      (11.4)       10.4
     Other income (expense), net .........       1.9         1.7        (1.1)
                                              ------      ------      ------
Income (loss) before income taxes ........     (22.9)       (9.7)       11.5
Income tax provision .....................        --          --          --
                                              ------      ------      ------
Income (loss) from continuing operations .     (22.9)       (9.7)       11.5
Income (loss) from discontinued operations        --          --         2.9
                                              ------      ------      ------
Net income (loss) ........................     (22.9)%      (9.7)%      14.4 %
                                              ======      ======      ======

GENERAL MARKET CONDITIONS

         The Company operates exclusively in the semiconductor capital equipment market, which went into a downturn beginning in early fiscal 1998, and intensified throughout the remainder of the fiscal year. The downturn was provoked by the economic crisis in Southeast Asia, where much of the Company's equipment is sold and used. These market and economic conditions have adversely impacted the Company's net sales and operating results for fiscal 1998, and are expected to continue to have an adverse impact on the Company's sales and operating results until the market conditions improve significantly.

         As a result of the current and projected market downturn, the Company initiated cost reduction actions and adjusted its reserve assumptions in the fourth quarter of fiscal 1998, recording inventory and other charges of $2.3 million. Of these charges, $2.0 million represented a provision for excess and obsolete inventory, reflected in cost of sales. The remainder of the charges, reflected mainly in operating expenses, primarily related to cost reduction activities initiated by the Company and other related adjustments in assumptions.

FISCAL YEARS ENDED JUNE 27, 1998 AND JUNE 28, 1997

NET SALES. Net sales for fiscal year 1998 were $17.0 million, an increase of 5.2% over $16.1 million in fiscal year 1997. Sales of the 5100 handler, introduced in mid-fiscal 1997, and the 4610 handler increased in the current year while sales of older handler and tester products decreased in the current year as compared to fiscal 1997. The product mix shift from older products to newer products has been precipitated by the current downturn in the semiconductor capital equipment market.

         As detailed in Note 10 of Notes to Consolidated Financial Statements, sales increased year to year in the U.S. and Europe, but decreased in the Far East. The increase in sales in the U.S. and Europe resulted from an increased customer base in these areas. The decline in sales in the Far East resulted from the deterioration in the economic conditions in the Southeast Asian countries where the Company's products are sold.

         The Company expects sales to continue to be adversely affected by the downturn in the semiconductor capital equipment market, most notably in older products, well into fiscal 1999. In addition, the Company expects that the current market conditions will lead to increased competition, putting pressure on pricing and sales terms.

         GROSS PROFIT. Gross profit in fiscal 1998 decreased 19.9% or $1.8 million to $7.4 million from $9.2 million in fiscal 1997, and gross margin decreased to 43.5% in fiscal 1998 from 57.2% in the previous year, primarily as a result the previously discussed inventory and other charges in fiscal 1998. Prior to these charges, fiscal 1998 gross profit was $9.5 million and gross margin was 55.7%, reflecting slightly higher sales offset by product mix shift to lower margin products. Quarterly gross margins decreased during fiscal 1998 to approximately 50% in the third and fourth quarters, prior to inventory and other charges, as a result of a shift in product mix away from some of the older, higher margin products to lower margin products. The Company expects gross margins in the near future to be consistent with the levels experienced near the end of fiscal 1998. In addition, the Company anticipates that pricing pressure will intensify in the current market conditions, which may further adversely affect gross margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative ("SG&A") expense increased by $0.8 million or 10.5%, to $7.9 million from $7.1 million in the prior. As a percentage of net sales, the SG&A expense increased to 46.4% in the current year versus 44.2% in fiscal year 1997. The increase in current year expenses resulted from increased investments in sales and marketing initiated in fiscal 1997.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development ("R&D") expense decreased by $223,000, or 5.7%, to $3.7 million in the current year from $3.9 million in fiscal year 1997. As a percentage of net sales, R&D expense decreased to 21.9% from 24.4% for last year. The Company chose to maintain a high level of R&D spending during the downturn in semiconductor capital equipment market to ensure that it could support the launch of the newer handlers and continue to fund other product development projects. These efforts are allowing the Company to enter market segments and attract customers not previously served by the Company. However, the success of the new products, such as the 5100, 5200 and 7632 products, as well as any potential product offering in the future, is subject to various risks and uncertainties, including customer acceptance, fluctuations in the semiconductor market, technology changes and the possible adverse impact of competition.

NET INTEREST INCOME /(EXPENSE). Net interest income decreased during the current year due to decreased holdings of interest bearing cash equivalents and short-term investments throughout the year.

INCOME TAX PROVISION. During fiscal years 1998 and 1997, the Company incurred minimal tax liabilities primarily related to foreign taxes. The Company has recorded valuation allowances against all benefits associated with net operating loss carryforwards due to uncertainty regarding their ultimate realization.

NET INCOME. Net loss for fiscal year 1998 was $3.9 million, or $0.54 per share.


FISCAL YEARS ENDED JUNE 28, 1997 AND JUNE 29, 1996

NET SALES. Net sales for fiscal year 1997 were $16.1 million, down $6.2 million or 27.8%, compared to $22.3 million in fiscal year 1996. The weakness in the semiconductor capital equipment market during the first half of fiscal 1997 was the primary factor in the decrease in sales from the previous year. In addition, sales of the newer generation 5100 handler did not begin to contribute significant revenues until the third quarter of fiscal 1997. Thus, the Company was mainly relying on sales of older generation products during the first two quarters of that year.

         As detailed in Note 10 of Notes to Consolidated Financial Statements, sales decreased year to year across all three primary geographic regions in which the Company operates. Sales decreased to a lesser extent in the Far East, where the Company has strong sales and service presence and a broad customer base. Sales decreased most notably in Europe, where one customer represented a significant portion of the Company's sales in that region.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative ("SG&A") expense in fiscal year 1997 decreased by $0.8 million or 10.2%, to $7.1 million from $7.9 million in the prior. As a percentage of net sales, the SG&A expense increased to 44.2% in fiscal 1997 versus 35.5% in fiscal 1996. The decrease in fiscal 1997 expenses resulted primarily from lower direct selling expenses corresponding to the lower sales levels.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development ("R&D") expense decreased by $326,000, or 7.6%, to $3.9 million in fiscal 1997 from $4.3 million in fiscal 1996. As a percentage of net sales, R&D expense increased to 24.4% from 19.1% for last year. The Company chose to maintain its level of R&D spending during the downturn in business to ensure that it could bring the newer generation 5100 and 7632 handlers to market, as well as continue to fund other product development projects.

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

LIQUIDITY AND CAPITAL RESOURCES

         In August of 1995 the Company completed a private placement offering of 1,500,000 shares of Common stock resulting in net proceeds of $4.6 million from several accredited investors. In December of 1995, the Company received $1.5 million in settlement of the escrow agreement established with Megatest Corporation in connection with the sale of the 1149 tester product line that occurred in November of 1994. In February of 1996, the Company received $500,000 from Hambrecht & Quist Guaranty Finance L.P. ("H&Q") pursuant to its exercise of stock purchase warrants for 160,000 shares of the Company's common stock. H&Q had earned these warrants under a previous financing agreement it had entered into with the Company. The proceeds are being used for working capital and the unused portion is currently held in interest bearing cash equivalents and short-term investments.

         Cash used in operations was $3.5 million, $0.7 million and $0.3 million in fiscal years 1998, 1997 and 1996, respectively. The net loss and inventory purchases were the primary uses of cash in fiscal 1998 and 1997. Payments of accounts payable and accrued liabilities were the primary uses of cash in fiscal 1996.

         Capital expenditures totaled $0.3, $0.5 million and $0.6 million in fiscal years 1998, 1997 and 1996, respectively. Capital purchases have been primarily for production and computer equipment and leasehold improvements.

         At June 27, 1998, the Company had cash and cash equivalents of $2.5 million, compared to $5.4 million of cash and cash equivalents and $1.2 million of short-term investments, at June 28, 1997. The current ratio was 3.7 and working capital was $7.4 million at June 27, 1998, compared to $4.2 and $11.0 million, respectively, at June 28, 1997.

         The Company maintains a $5 million secured line of credit with a bank, which was unused throughout fiscal 1998 and at June 27, 1998. Although the Company was in default on certain financial covenants at June 27, 1998, the Company has since received a covenant waiver, and amended the financial covenants to levels that are consistent with the Company's operating plan for the next twelve months.

         Management believes that cash and cash equivalents on hand at June 27, 1998, and funds available through its bank line of credit will sustain the Company's continuing operations at their current level for at least the next twelve months. The Company's anticipated capital needs for fiscal 1999 are expected to be comparable to current year levels and concentrated in development of additional handler products and upgrading its management information systems.

FEDERAL TAX MATTERS

         The Company paid only nominal federal and state income taxes in fiscal years 1998, 1997 and 1996. At June 27, 1998, the Company had federal net operating loss carryforwards for tax reporting purposes of approximately $30.9 million, a portion of which is subject to annual limitation under Section 382 of the Internal Revenue Code. See Note 6 of Notes to Consolidated Financial Statements.

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

IMPACT OF ACCOUNTING STANDARDS

         In July 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Under this standard, certain revenues, expenses, gains and losses recognized during the period are included in comprehensive income, regardless of whether they are considered to be results of operations of the period. SFAS

130, which becomes effective for the Company in the first quarter of fiscal 1999, is not expected to have a material impact on the consolidated financial statements of the Company. Presently, the only additional item to be included in comprehensive income is the Company's cumulative translation adjustment.

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which is required to be adopted for the fiscal year beginning June 28, 1998. At that time, the Company will be required to disclose certain financial and descriptive information about its operating segments as redefined by SFAS No. 131. The Company is in the process of assessing the impact of SFAS No. 131 on its footnote disclosures.

         In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to such derivative. Adopting the provisions of SFAS 133 are not expected to have a material effect on the Company's financial statements. The standard is effective for the Company in fiscal 2000.

YEAR 2000 COMPLIANCE

         Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. When year 2000 begins, these computers may interpret "00" as the year 1900 and could either stop processing date related computations or could process them incorrectly. Beginning in the year 2000, these date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates to be year 2000 compliant.

         The Company has completed an initial assessment of its internal information systems and has determined that most of the application software and and internal information systems, other than the Company's primary manufacturing and accounting system: (1) are year 2000 compliant; (2) can be upgraded to be year 2000 compliant without significant cost or effort; or, (3) do not pose a significant issue to the Company if left uncorrected. With regard to the Company's primary manufacturing and accounting system, the Company has contracted with the software vendor and related hardware supplier to bring these systems compliant prior to the end of fiscal 1999. The upgrade process began in the 4th quarter of fiscal 1998, and approximately 40% of the up-front costs have been paid to date. Total costs to upgrade the Company's internal information systems are not material to the operations of the Company, and are expected to be less than $100,000.

         The Company is in the process of assessing non-IT systems within the Company to determine if they are year 2000 compliant. The Company expects to have the assesment completed by the end of 1998. Although the Company is not aware of any material operational issues or costs associated with preparing its internal systems for the year 2000, there can be no assurance that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal operating systems, which are composed predominately of third party software and hardware technology.

         The Company is in the process of determining the impact those parties that are not year 2000 compliant may have on the operations of the Company. Non-compliance by any of the Company's major distributors, suppliers, customer, vendors, or financial organizations could result in business disruptions that could have a material adverse affect on the Company's results of operations, liquidity and financial condition. The Company plans on developing a contingency plan once it has completed its assessment of significant party compliance. The contingency plan will be developed to minimize the

Company's exposure to work slowdowns or business disruptions and any adverse affects on the Company's results of operations. The contingency plan should be completed by the end of 1998.

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

RISK FACTORS

         Except for the historical information contained herein, certain of the matters discussed in this report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These "forward-looking statements" involve certain risks and uncertainties, including, but not limited to, the following: (1) fluctuations and periodic downturns in the semiconductor market, as currently being experienced, which often have had a disproportionately negative effect on manufacturers of semiconductor capital equipment; (2) rapid changes in technology and in tester and handler products, which the Company must respond to successfully in order for its products to avoid becoming noncompetitive or obsolete; (3) customer acceptance of the Company's new products, including the MCT 5100, MCT 5200 and MCT 7632 handlers, in which the Company has invested significant amounts of inventory; (4) possible loss of any of the Company's key customers, who account for a substantial percentage of the Company's business; (5) the possible adverse impact of competition in markets which are highly competitive, including increased pressure on pricing and payment terms which may adversely affect net sales and gross margins and increase the Company's exposure to credit risk; (6) the possible adverse impact of economic or political changes in markets the Company serves, including the uncertain economic situation currently facing Southeast Asia; (7) the possible adverse impact on the Company's operations or material costs which may be incurred by the Company due to undetected errors or defects in preparing its internal operating systems for the year 2000; and, (8) the possible adverse impact on the Company's operations or material costs which may be incurred by the Company arising from year 2000 related repair costs or litigation due to undetected errors or defects in its products which use software. All forecasts and projections in this report are "forward-looking statements," and are based on management's current expectations of the Company's near-term results, based on current information available pertaining to the Company, including risk factors discussed above. Actual results could differ materially.

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


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item concerning the Company's directors and executive officers is incorporated by reference from the Company's Proxy Statement to be filed no later than 120 days following the close of the fiscal year ended June 27, 1998.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)1. CONSOLIDATED FINANCIAL STATEMENTS PAGE

Index to Consolidated Financial Statements.................................  F-1
Independent Accountants' Report............................................  F-2
Consolidated Balance Sheets as of June 27, 1998, and June 28, 1997.........  F-3
Consolidated Statements of Operations for the Years Ended June 27,
     1998, June 28, 1997, and June 29, 1996................................  F-4
Consolidated Statements of Changes in Stockholders' Equity
     for the Years Ended June 27, 1998, June 28, 1997, and June 29,
     1996..................................................................  F-5
Consolidated Statements of Cash Flows for the Years Ended June
     27, 1998, June 28, 1997, and June 29, 1996............................  F-6
Notes to Consolidated Financial Statements.................................  F-7

(a)3. EXHIBITS

3A       Bylaws of the Company. (11)
3B       Articles of Incorporation of the Company. (11)
4        Specimen Certificate of Common stock. (1)
10A      Agreements between the Company and Hambrecht & Quist Guaranty Finance.
         10A.i.   Warrant Purchase Agreement dated July 22, 1992. (1)
         10A.ii.  Second Common stock Warrant Purchase Agreement dated August
                  10, 1993. (1)
         10A.iii. First Amendment to Restated Financing Agreement dated August
                  24, 1994, with attached Amendment to Warrant Purchase
                  Agreement and Warrants. (2)
         10A.iv.  Warrant Amendment Agreement dated October 31, 1995. (7)
10B.     Incentive Stock Option Plan as amended through June 27, 1996. (9)
10C. Incentive Bonus Plan adopted by the Board of Directors of the Company on May 26, 1993. (1)
10D. Form of Non-Competition Agreement between the Company and certain senior executive officers. (1)
10E. Asset Purchase Agreement and Preferred Stock Purchase Agreement between the Company and Megatest Corporation dated November 22, 1994. (3)
10F. Stock Purchase Agreement and Commission Agreement entered into between the Company and Cardine & Levy, dated September 25, 1995. (6)
10G.     Employment Agreement with Roger E. Gower dated March 28, 1995. (4)
10H. Stock Option Agreement between the Company and Bentley Hall & Company dated April 19, 1994. (5)
10I.     Employment Agreement with Dennis Nelson dated May 30, 1996. (9)
10J.     Employee Stock Purchase Plan. (8)
10K.     Stock Option Plan for Outside Directors. (8)
10L.     Lease for the Company's corporate headquarters dated October 16, 1996.
         (10)
10M. Credit and Security Agreement, dated February 17, 1998 between Norwest Business Credit, Inc. and Micro Component Technology, Inc. (12)
10N. Credit and Security Agreement, dated February 17, 1998 between Norwest Bank Minnesota, N.A. and Micro Component Technology, Inc. (12)
21.      Revised Listing of Subsidiaries of the Company. (7)
23.      Consent of Deloitte & Touche LLP. (filed herewith)
27.      Financial Data Schedule (filed herewith)

--------------------------------------------------------------------------------

(1) Incorporated by reference to the exhibits to the registration statement on Form S-1 filed by the Company on August 24, 1993, as amended, SEC File Number 33-67846.
(2) Incorporated by reference to the exhibits to the report on Form 10-K filed by the Company for the fiscal year ended June 25, 1994, file number 0-22384.
(3) Incorporated by reference to the report on Form 8-K filed by the Company on December 8, 1994, file number 0-22384.
(4) Incorporated by reference to the report on Form 10-Q filed by the Company for the quarter ended March 25, 1995, file number 0-22384.
(5) Incorporated by reference to the report on Form 10-K filed by the Company for the fiscal year ended June 24, 1995, file number 0-22384.
(6) Incorporated by reference to the report on Form 10-Q filed by the Company for the quarter ended September 30, 1995, file number 0-22384.
(7) Incorporated by reference to the exhibits to the Registration Statement on Form S-1 filed by the Company on November 2, 1995, as amended, SEC File Number 33-98940.
(8) Incorporated by reference to the exhibits to the Registration Statement on Form S-8 filed by the Company on October 31, 1994, as amended, SEC File Number 33-85766.
(9) Incorporated by reference to the exhibits to the report on Form 10-K filed by the Company for the fiscal year ended June 29, 1996, file number 0-22384.
(10) Incorporated by reference to the report on Form 10-Q filed by the Company for the quarter ended September 28, 1996, file number 0-22384.
(11) Incorporated by reference to the exhibits to the post-effective amendment #1 to the Registration Statement on Form S-1 filed by the Company on November 18, 1996, file number 33-98940.
(12) Incorporated by reference to the report on Form 10-Q filed by the Company for the quarter ended March 28, 1998, file number 0-22384.

(b)      REPORTS ON FORM 8-K

         There was no Form 8-K filed during the fourth quarter of fiscal 1998.

                        MICRO COMPONENT TECHNOLOGY, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

a.) CONSOLIDATED FINANCIAL STATEMENTS                                       PAGE
                                                                            ----

Independent Accountants' Report ............................................ F-2
Consolidated Balance Sheets as of June 27, 1998 and June 28, 1997........... F-3
Consolidated Statements of Operations for the Years Ended June 27, 1998,
     June 28, 1997, and June 29, 1996....................................... F-4
Consolidated Statements of Changes in Stockholders' Equity
     for the Years Ended June 27, 1998, June 28, 1997, and June 29, 1996.... F-5
Consolidated Statements of Cash Flows for the Years Ended June 27, 1998,
     June 28, 1997, and June 29, 1996....................................... F-6
Notes to Consolidated Financial Statements.................................. F-7

INDEPENDENT ACCOUNTANTS' REPORT


To the Stockholders and Board of Directors of Micro Component Technology, Inc.

         We have audited the accompanying consolidated balance sheets of Micro Component Technology, Inc. and its subsidiaries (the Company) as of June 27, 1998, and June 28, 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended June 27, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 27, 1998, and June 28, 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 27, 1998, in conformity with generally accepted accounting principles.




Minneapolis, Minnesota
August 18, 1998, except as to the first paragraph of Note 4 and the fifth paragraph of Note 8 as to which the date is September 22, 1998

                        MICRO COMPONENT TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                                       June 27,       June 28,
                                                                                         1998           1997
                                                                                      ----------     ----------
ASSETS
----------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents ...................................................    $    2,532     $    5,360
     Short-term investments ......................................................            --          1,169
     Accounts receivable, less allowance for doubtful accounts in
      1998 and 1997 of $250 and $109, respectively ...............................         3,614          4,028
     Inventories .................................................................         3,830          3,594
     Other .......................................................................           152            297
                                                                                      ----------     ----------
              Total current assets ...............................................        10,128         14,448

Property, plant and equipment, less accumulated depreciation .....................         1,047          1,244

Other assets .....................................................................            51            100
                                                                                      ----------     ----------

Total assets .....................................................................    $   11,226     $   15,792
                                                                                      ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------
Current Liabilities:
     Current portion of long-term debt ...........................................    $       50     $      300
     Accounts payable ............................................................         1,227          1,563
     Accrued compensation ........................................................           729            714
     Accrued warranty ............................................................           244            116
     Customer prepayments and unearned service revenue ...........................           180            249
     Other accrued liabilities ...................................................           313            498
                                                                                      ----------     ----------
       Total current liabilities .................................................         2,743          3,440

Long-term Debt ...................................................................            83            133

Commitments and Contingencies (Note 6)

Stockholders' Equity:
     Common, $.01 par value, 20,000,000 authorized, 7,394,300 and
       7,047,102 issued, respectively ............................................            74             70
     Redeemable convertible preferred stock, $.01 par value, 1,000,000 authorized,
       0 and 315,789 issued (liquidation value $4.75 per share), respectively ....            --          1,500
     Additional paid-in capital ..................................................        44,012         42,474
     Cumulative translation adjustment ...........................................           (64)           (82)
     Accumulated deficit .........................................................       (35,622)       (31,743)
                                                                                      ----------     ----------
       Total stockholders' equity ................................................         8,400         12,219

Total Liabilities and Stockholders' Equity .......................................    $   11,226     $   15,792
                                                                                      ==========     ==========


                 See Notes to Consolidated Financial Statements.

                        MICRO COMPONENT TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                          Year Ended
                                                           ----------------------------------------
                                                            June 27,       June 28,       June 29,
                                                              1998           1997           1996
                                                           ----------     ----------     ----------
Net sales .............................................    $   16,975     $   16,129     $   22,318
Cost of sales .........................................         9,595          6,910          9,319
                                                           ----------     ----------     ----------
Gross profit ..........................................         7,380          9,219         12,999

Operating expenses:
     Selling, general and administrative ..............         7,871          7,121          7,933
     Research and development .........................         3,711          3,934          4,260
     Unusual and non-recurring items ..................            --             --         (1,524)
                                                           ----------     ----------     ----------
           Total operating expenses ...................        11,582         11,055         10,669

Income (loss) from operations .........................        (4,202)        (1,836)         2,330

Other income (expense):
     Interest income (expense), net ...................           116            329            246
     Other expense ....................................           207            (56)            --
                                                           ----------     ----------     ----------

Income (loss) before income taxes .....................        (3,879)        (1,563)         2,576

Income tax provision ..................................            --             --              8
                                                           ----------     ----------     ----------

Income (loss) from continuing operations ..............        (3,879)        (1,563)         2,568
Discontinued operations (Note 13):
     Income (loss) on disposal of ITS .................            --             --            652
                                                           ----------     ----------     ----------

Net income (loss) .....................................    $   (3,879)    $   (1,563)    $    3,220
                                                           ==========     ==========     ==========

Per Share Data - Basic:
     Income (loss) from continuing operations .........    $    (0.54)    $    (0.22)    $     0.39
     Discontinued operations ..........................            --             --           0.10
                                                           ----------     ----------     ----------
     Net income (loss) per share ......................    $    (0.54)    $    (0.22)    $     0.49
                                                           ==========     ==========     ==========
     Weighted average shares used in computing earnings
     (loss) per share .................................         7,248          7,030          6,513
                                                           ==========     ==========     ==========

Per Share Data - Diluted:
     Income (loss) from continuing operations .........    $    (0.54)    $    (0.22)    $     0.35
     Discontinued operations ..........................            --             --           0.09
                                                           ----------     ----------     ----------
     Net income (loss) per share ......................    $    (0.54)    $    (0.22)    $     0.44
                                                           ==========     ==========     ==========
     Weighted average shares used in computing earnings
          (loss) per share ............................         7,248          7,030          7,246
                                                           ==========     ==========     ==========


                 See Notes to Consolidated Financial Statements.

                        MICRO COMPONENT TECHNOLOGY, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        (in thousands, except share data)

                                 Preferred Stock              Common Stock                                         Treasury Stock
                                ------------------   --------------------------------                            ------------------
                                                                              Add'l        Cum.      Accum-
                                                                   Par       Paid-In     Transl.     ulated       Class A Common
                                Shares     Value       Shares     Value      Capital       Adj.     Deficit      Shares      Cost
                                -------   --------   ---------   -------    ---------    -------   ---------     -------   --------
Balance at June 24, 1995 ....   315,789   $  1,500   5,126,142   $    51    $  37,250    $   279   $ (30,154)    176,074   $ (4,308)
    Net income ..............                                                                          3,220
    Common stock issued .....                        1,700,000        17        5,618
    Shares issued on exercise
      of options ............                           36,000         1           97
    Shares issued on exercise
      of warrants ...........                          325,102         3          496
    Translation adjustment ..                                                               (361)
                               -----------------------------------------------------------------------------------------------------

Balance at June 29, 1996 ....   315,789      1,500   7,187,244        72       43,461        (82)    (26,934)    176,074     (4,308)
    Net loss ................                                                                         (1,563)
    Shares issued on exercise
      of options ............                           20,000                     40
    Shares issued through
      employee stock
      purchase plan .........                           15,932                     33
    Retirement of treasury
      shares ................                         (176,074)       (2)      (1,060)                (3,246)   (176,074)     4,308
                               -----------------------------------------------------------------------------------------------------

Balance at June 28, 1997 ....   315,789      1,500   7,047,102        70       42,474        (82)    (31,743)         --         --
Net loss ....................                                                                         (3,879)
    Shares issued on exercise
      of options ............                           12,750                     20
    Shares issued through
      employee stock
      purchase plan .........                           18,659                     22
Translation adjustment ......                                                                18
Shares issued through
      conversion of preferred
      stock .................  (315,789)    (1,500)    315,789         4       1,496
                               -----------------------------------------------------------------------------------------------------

Balance at June 27, 1998 ....        --   $     --   7,394,300   $    74    $  44,012    $   (64)  $ (35,622)         --   $     --
                               =====================================================================================================


                 See Notes to Consolidated Financial Statements.

                        MICRO COMPONENT TECHNOLOGY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                            Year Ended
                                                               -------------------------------------
                                                                June 27,      June 28,      June 29,
                                                                 1998           1997          1996
                                                               ---------     ---------     ---------
Cash flows from operating activities:
     Net income (loss) ....................................    $  (3,879)    $  (1,563)    $   3,220
     Adjustments to reconcile net income (loss) to net cash
         used by operating activities:
               Depreciation and amortization ..............          492           469           463
               Non cash charge related to inventory........        2,038            --            --
               Unusual and non-recurring ..................           --            --        (1,524)
               Other, net .................................           --           (12)           (4)
               Changes in assets and liabilities:
                    Accounts receivable ...................          414           143          (170)
                    Inventories ...........................       (2,274)         (581)           19
                    Other assets ..........................          194           428           927
                    Accounts payable ......................         (336)          519          (747)
                    Other accrued liabilities .............         (111)         (115)       (1,927)
                    Discontinued operations ...............           --            --          (595)
                                                               ---------     ---------     ---------
  Net cash used in operating activities ...................       (3,462)         (712)         (338)

Cash flows from investing activities:
     Additions to property, plant and equipment ...........         (295)         (523)         (619)
     Proceeds from sale of product line ...................           --            --         1,524
     Purchase of short-term investments ...................           --        (1,169)           --
     Maturity of short-term investments ...................        1,169            --            --
     Discontinued operations ..............................           --            --         1,401
                                                               ---------     ---------     ---------
  Net cash provided by (used in) investing activities .....          874        (1,692)        2,306

Cash flows from financing activities:
     Payments of long-term debt ...........................         (300)         (102)         (102)
     Proceeds from issuance of stock ......................           42            73         5,132
                                                               ---------     ---------     ---------
     Net cash provided by (used in) financing activities ..         (258)          (29)        5,030

Effects of exchange rate changes ..........................           18            --          (361)
                                                               ---------     ---------     ---------
  Net increase (decrease) in cash and cash equivalents ....       (2,828)       (2,433)        6,637
Cash and cash equivalents at beginning of period ..........        5,360         7,793         1,156
                                                               ---------     ---------     ---------
Cash and cash equivalents at end of period ................    $   2,532     $   5,360     $   7,793
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

         A network of offices and representatives supports the Company's customers across the United States, Europe, and the Far East. The Company was formed in 1972 and is headquartered in St. Paul, Minnesota.

CONSOLIDATION

         The consolidated financial statements include the accounts of the parent company and its subsidiary after elimination of all significant intercompany balances and transactions. The significant subsidiary is 100% owned.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods might differ from those estimates.

FISCAL YEAR

         The Company's fiscal year is 52 or 53 weeks, ending on the last Saturday in June.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

         The Company considers all highly liquid investments purchased with original maturities of 90 days or less to be cash equivalents, and investments with original maturities of greater than 90 days to be short-term investments. As of June 28, 1997, the Company had short-term investments primarily comprised of investment grade commercial debt of $1.6 million, all of which have been classified as available for sale and have contractual maturities of less than one year. These investments are stated at fair market value. Unrealized gains and losses were immaterial at June 28, 1997.

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

Leasehold improvements................................   3 to 10 years
Machinery and equipment...............................   2 to 5
Furniture and fixtures................................   3 to 5

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

NEW ACCOUNTING STANDARDS

         In July 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Under this standard, certain revenues, expenses, gains and losses recognized during the period are included in comprehensive income, regardless of whether they are considered to be results of operations of the period. SFAS 130, which becomes effective for the Company in the first quarter of fiscal

1999, is not expected to have a material impact on the consolidated financial statements of the Company. Presently, the only additional item to be included in comprehensive income is the Company's cumulative translation adjustment.

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which is required to be adopted for the fiscal year beginning June 28, 1998. At that time, the Company will be required to disclose certain financial and descriptive information about its operating segments as redefined by SFAS No. 131. The Company is in the process of assessing the impact of SFAS No. 131 on its footnote disclosures.

         In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to such derivative. Adopting the provisions of SFAS 133 are not expected to have a material effect on the Company's financial statements. The standard is effective for the Company in fiscal 2000.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses for new product development are charged to expense as incurred.

RECLASSIFICATIONS

         Certain prior year balance sheet amounts have been reclassified to conform to the current year presentation.

NOTE 2 - EARNINGS (LOSS) PER SHARE

         Earnings per share are computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." Basic earnings per share are computed using the weighted average number of common shares outstanding during each period. Diluted earnings per share include the dilutive effect of common shares potentially issuable upon the exercise of stock options and warrants outstanding, and the dilutive effect of the assumed conversion of outstanding Class A preferred stock to common stock. Earnings (loss) per share data for fiscal years 1997 and 1996 have been restated to conform to the provisions of SFAS No. 128. The following table reconciles the denominators used in computing basic and diluted earnings (loss) per share for the periods reported:

                                                         Fiscal year ended
                                                   June 27    June 28    June 29
                        (in thousands)             1998(1)     1997(1)     1996
                                                 -------------------------------
                Weighted average common
                  shares outstanding                7,248      7,030      6,513
                Effect of dilutive stock options
                  and warrants                         --         --        417
                Effect of dilutive redeemable
                  preferred stock (2)                  --         --        316
                                                 -------------------------------
                                                    7,248      7,030      7,246
                                                 ===============================

        (1) The Company reported a loss for the period. No adjustment made for the effect of stock options, warrants or redeemable preferred stock, as effect is anti-dilutive.
        (2) Preferred stock converted to common stock in November, 1997.

NOTE 3 - BALANCE SHEET INFORMATION

         Valuation reserves for notes and accounts receivable are as follows (in thousands):

                                                  1998        1997      1996
                                                  ----        ----      ----
                Beginning Balance.............   $  238     $  585     $  100
                Additions.....................      142       (344)       485
                Deductions....................     (130)        (3)        --
                                                 ------     ------     ------
                Ending Balance................   $  250     $  238     $  585
                                                 ======     ======     ======

         Additions to the reserves are charged to selling, general and administrative expense. Deductions represent uncollectible accounts written off.

         Major components of inventories are as follows (in thousands):

                                                             1998         1997
                                                           -------      -------
                           Raw materials................   $   878      $ 1,110
                           Work-in-process..............     1,562        1,420
                           Finished goods...............     1,390        1,064
                                                           -------      -------
                                                           $ 3,830      $ 3,594
                                                           =======      =======

         Inventory balances are shown net of inventory reserves of $4.4 million and $2.7 million at fiscal year end 1998 and 1997, respectively. Additions to inventory reserves of approximately $2.0 million, $0 million and $0.8 million are included in cost of sales for fiscal years 1998, 1997 and 1996, respectively. The addition to the reserves in fiscal 1998 related primarily to inventory levels in excess of projected demand over the next twelve months. Inventory written off against the reserve amounted to $0.3 million, $2.3 million and $0.5 million for fiscal years 1998, 1997 and 1996, respectively.

         Property, plant and equipment consisted of the following:

                                                               1998        1997
                                                            --------     -------
                           Leasehold improvements.........  $    185     $   129
                           Machinery and equipment........     3,353       3,356
                           Furniture and fixtures.........       889         862
                                                            --------     -------
                                                               4,427       4,347
                           Less accumulated depreciation..     3,379       3,103
                                                            --------     -------
                                                            $  1,047     $ 1,244
                                                            ========     =======

NOTE 4 - INDEBTEDNESS

         In February 1998, the Company established a secured revolving credit facility with a bank, which expires in February 2001. Under the facility, the Company may borrow up to $5 million as determined by the borrowing base of eligible trade accounts receivable and certain inventory, conditioned upon meeting certain financial covenants, including maintaining certain levels of monthly and quarterly earnings and and quarterly tangible net worth. At June 27, 1998, the Company was in default on these financial covenants of the credit facility, but in September 1998, received a covenant waiver from the bank and amended the financial covenants to levels which are consistent with the Company's operating plan for the next twelve months.

         Borrowings bear interest at 0.5% over the bank's prime rate, which was 8.5% at June 27, 1998. The Company had no borrowings and paid no interest on the credit line in fiscal 1998.

NOTE 5 - LONG-TERM DEBT

         Long-term debt and financing obligations consist of the following (in thousands):

                                                                 1998       1997
                                                              -------    -------
       Notes payable .......................................  $    --    $   252
       Equipment lease agreements (a).......................      131        175
       Other ...............................................        2          6
                                                              -------    -------
          Total long-term debt and financing obligations....      133        433
       Less current obligations.............................       50        300
                                                              -------    -------
       Total long-term debt.................................  $    83    $   133
                                                              =======    =======


(a) The Company has two equipment lease agreements, bearing interest at approximately 7% for two Fadal Machining Centers used in the Company's manufacturing process. Capitalized lease amounts included in Property, Plant and Equipment at June 27, 1998 and June 28, 1997 were $131,000 and $173,000, respectively, net of accumulated depreciation of $102,000 and $60,000, respectively.

      Cash paid for interest was $23,000, $33,000 and $30,000 for fiscal years 1998, 1997 and 1996, respectively.

         Payments due under debt obligations at June 27, 1998 are as follows:
1999 - $50,000; 2000 - $51,000; and, 2001 - $32,000.

NOTE 6 - INCOME TAXES

         The Company incurred operating losses in fiscal 1998 and 1997 and recorded no provision for income taxes. In 1996, the Company reported operating income and recorded a provision of $8,000 for foreign income taxes, but recorded no provision for federal and state income taxes, through reversal of a portion of the valuation allowance caused by utilization of operating loss carryforwards ("NOL's") from previous years.

         The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense is as follows:

                                                          Year Ended June
                                                  -----------------------------
                                                   1998        1997       1996
                                                  ------      ------     ------

     Tax (benefit) at statutory rate               (35.0)%    (35.0)%     35.0 %
     Effect of graduated tax rates                   1.0        1.0       (1.0)
     Foreign subsidiary losses with no tax benefit    --       11.3       11.9
     Foreign loss carryforward benefit                --       (0.6)      (4.7)
     Adjustment to valuation allowance              34.0       23.3      (41.9)
     State tax                                        --         --        1.2
     Other                                            --         --       (0.2)
                                                  ------     ------     ------
                                                     0.0 %      0.0 %      0.3 %
                                                  ======     ======     ======

         As of June 27, 1998, the Company had federal and state NOL's totaling approximately $30.9 million and tax credit carryforwards of approximately $108,000 which can be used to reduce future taxable income. Tax loss carryforwards of certain foreign operations in the aggregate of $1.3 million are available for tax and financial reporting purposes. Such tax loss carryforwards begin to expire in the year 2004.

         The Company believes that its initial public offering, combined with prior events, resulted in an "ownership change" of the Company as defined in
Section 382 of the Internal Revenue Code and the Regulations issued thereunder (Section 382). Pursuant to Section 382, the Company's ability to use its NOLs originating prior to the initial public offering, accounting for approximately $9.6 million of the NOL's, is subject to certain restrictions including an annual limitation of approximately $918,000. Losses incurred subsequent to the initial public offering are available without annual limitation to offset future income.

         The Company has recorded a total valuation reserve against approximately $14.8 million and $12.5 million of deferred tax assets at June 27, 1998 and June 28, 1997, respectively, related primarily to operating loss carryforwards, due to the uncertainty of their ultimate realization.


NOTE 7 - REDEEMABLE CONVERTIBLE PREFERRED STOCK

         In November 1997, the Company converted 315,789 shares of Non-voting Series A Preferred stock to Common stock on a one-for-one basis. There were no dividends accrued or paid on the Preferred stock. The Company no longer has shares of Preferred stock outstanding. The issuance of the shares of Common stock was exempt from registration pursuant to section 3(a)(9) of the Securities Act of 1933. No commission or other remuneration was paid to solicit the conversion.


NOTE 8 - COMMITMENTS AND CONTINGENCIES

         COMMITMENTS

         The Company leases certain facilities and equipment under various operating leases. Effective April 1997, the Company entered into an operating lease agreement and relocated its headquarters to a new facility in St. Paul, Minnesota, coinciding with the expiration of the operating lease at its previous headquarters facility. Under the terms of the new agreement, which extends through April 2007, the Company is responsible for base rent and all operating expenses associated with the portion of the facility that it occupies. The agreement provides the Company with a one-time option to cancel the lease after seven years, at which time the Company would only be responsible for certain unamortized build-out costs incurred by the landlord.

         Total rent expense charged to operations, primarily for facilities and equipment was $767,000, $1,149,000, and $1,014,000 in fiscal years 1998, 1997 and 1996, respectively.

         The future minimum rental payments at June 27, 1998, due under noncancelable operating leases, are as follows: 1999 - $648,000; 2000 - $640,000; 2001 - $564,000; 2002 - $448,000; 2003 - $463,000; thereafter -
$1,773,000.

         The Company has an employment agreement with its Chief Executive Officer that may be terminated upon 60 days written notice by either party. If the Company terminates the agreement, the Company shall continue to pay the officer's salary in effect at date of termination for 12 months thereafter. The Company also has an agreement with one other officer that provides for severance pay and other remuneration if employment is terminated without cause or if the individual should resign following a change of control.

         CONTINGENCIES

         The Securities and Exchange Commission is conducting an investigation with respect to certain financial reporting discrepancies announced by the Company in April 1994 dating back to fiscal 1993 and the first two quarters of fiscal 1994. The Company has submitted documents to the Commission pursuant to requests from the Commission, and certain former officers and certain current and former employees of the Company have been interviewed by the Commission as part of the investigation. In September 1998, the Company reached a preliminary resolution of this matter with the staff, which is subject to approval by the Securities and Exchange Commission. The terms of the preliminary resolution do not have a significant financial impact on the Company.

NOTE 9 - STOCK OPTION AND BONUS PLANS AND WARRANTS TO PURCHASE COMMON STOCK

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

         In fiscal 1996, the Board of Directors and the shareholders approved the Stock Option Plan for Outside Directors and reserved 300,000 shares of Common stock for issuance under the Plan. Each person who becomes an outside director will automatically be granted an option to purchase 10,000 shares. In addition, each outside director will also automatically be granted an option to purchase 10,000 shares immediately upon each reelection as a director, or on the anniversary of the prior year's grant in any year in which there is no meeting of the stockholders at which directors are elected. The period within which an option must be exercised will be the earlier of (1) five years from the date of the grant, or (2) the date which is one year after the director ceases to be a director for any reason. The exercise price for each option will be the fair market value of the stock on the date of grant, and each option will generally vest over a two-year period at 50 percent per year. The Company also has reserved 150,000 shares of Common stock for the grant of non-qualified stock options for outside directors, consultants and advisors.

         Shares subject to option under these plans during fiscal year 1996, 1997 and 1998 were as follows:

                                                                                                 WEIGHTED
                                                                                                  AVERAGE
                                                                            EXERCISE             PRICE PER
             OPTIONS                                      SHARES           PRICE RANGE             SHARE
             -------                                     -------           -----------             -----
               Outstanding, June 24, 1995               1,001,000           $2.00 to $7.00         $2.73

             Granted (valued at $1.54 per share)          180,000          $3.375 to $7.50         $3.86
             Exercised                                    (36,000)          $2.00 to $4.25         $2.74
             Expired                                     (294,500)          $2.00 to $4.25         $2.47
                                                        ---------
               Outstanding June 29, 1996                  850,500           $2.00 to $7.50         $3.00

             Granted (valued at $0.98 per share)          232,000       $2.0625 to $3.3125         $2.48
             Exercised                                    (20,000)                   $2.00         $2.00
             Expired                                     (167,500)          $2.00 to $4.25         $2.97
                                                        ---------

               Outstanding June 28, 1997                  895,000           $2.00 to $7.50         $2.89

             Granted (valued at $1.27 per share)          349,000         $1.563 to $4.813         $3.62
             Exercised                                    (20,000)         $2.00 to $3.625         $2.81
             Expired                                      (16,000)         $2.625 to $3.00         $2.81
                                                        ---------
               Outstanding June 27, 1998                1,208,000          $1.563 to $7.50         $3.11

               Exercisable at June 27, 1998               658,500           $2.00 to $7.50         $2.95

         Options outstanding at June 27, 1998 had exercise prices ranging from $1.563 to $7.50 per share as summarized in the following table:

                                            Number         Weighted         Weighted            Number
                         Range of        Outstanding       Average           Average         Exercisable
                         Exercise        At June 28,      Remaining         Exercise         at June 28,
                          Prices            1997            Life         Price Per Share         1997
                          ------            ----            ----         ---------------         ----
                     $1.563 to $2.625      655,000        2.5 years           $2.01            433,500
                       $3.25 to $3.75      273,000        3.5 years           $3.53            130,000
                      $4.813 to $5.00      225,000        0.5 years           $4.85             40,000
                       $7.00 to $7.50       55,000        1.5 years           $7.09             50,000
                                         ---------                                            --------

                      $1.563 to $7.50    1,208,000        2.0 years           $3.11            658,500
                                         =========                                            ========

         In February 1996, the Board of Directors adopted the Employee Stock Purchase Plan and reserved 300,000 shares for issuance under the Plan. Eligible employees can elect under the Plan to contribute between two percent and ten percent of their base pay each plan year (June 1 - May 31) to purchase shares of Common stock at a price per share equal to 85 percent of market value on the first day of the plan year or the last day of the plan year, whichever is lower. Employee contributions are deducted from their regular salary or wages. The maximum number of shares that can be purchased by an employee in any plan year is 1,000 shares. During fiscal year 1998, 18,658 shares were issued under the plan at the price of $1.17 per share. During fiscal year 1997, 15,932 shares were issued under the plan at prices ranging from $1.59 to $2.34, at a weighted average price of $2.25 per share. Approximately 265,000 shares remain reserved for future issuance.

         In May 1993, the Board of Directors approved an Incentive Bonus Plan commencing in fiscal year 1994 which provides for payment of discretionary annual bonuses to employees of up to 5% of the Company's pretax income. Eighty percent of the bonus is to be paid in cash and twenty percent to the Company's qualified 401(k) retirement plan. No bonus payments were made under the Plan in fiscal years 1998, 1997 or 1996.

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

                                                    1998        1997       1996
             Net income (loss), in thousands
                As reported                      $ (3,879)   $ (1,563)   $ 3,220
                Pro forma                        $ (4,077)   $ (1,752)   $ 3,116

             Earnings (loss) per share - basic
                As reported                       $ (0.54)    $ (0.22)    $ 0.49
                Pro forma                         $ (0.56)    $ (0.25)    $ 0.48

             Earnings (loss) per share - diluted
                As reported                       $ (0.54)    $ (0.22)    $ 0.44
                Pro forma                         $ (0.56)    $ (0.25)    $ 0.43

         The fair value of options granted under the stock option and employee stock purchase plans during fiscal 1996 and 1997 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

                                     1998          1997          1996
                                     ----          ----          ----
         Dividend yield              0%            0%            0%
         Expected volatility         60.62%        46.25%        46.25%
         Risk-free interest rate     6.0%          6.0%          6.0%
         Expected life of options    3.1 years     3.5 years     3.5 years

         The following summarizes all warrants outstanding to purchase shares of the Company's common stock at June 27, 1998:

                          Exercise         Expiration
         Shares           Price            Date
         ------           ---------        ----------
         169,807          $3.125           December 31, 1999
          30,000          $4.00            December 31, 1999
          68,500          $5.00            December 31, 1999

NOTE 10 - SEGMENT, GEOGRAPHIC, CUSTOMER INFORMATION AND CONCENTRATION OF CREDIT RISK

         The Company operates in one industry segment supplying integrated circuit handlers and testers to the semiconductor industry.

         The Company operates in three geographic areas. Summarized data for the Company's continuing operations by geographic area are as follows (in thousands):

                                                    U.S.      EUROPE      FAR EAST     CONSOLIDATED
                                                    ----      ------      --------     ------------
1998
----
Sales to unaffiliated customers................    $8,051     $1,833      $ 7,091         $16,975
Inter-area sales to affiliates.................     1,008         --           66           1,074
Operating profit (loss)........................    (3,041)        --       (1,161)         (4,202)
Identifiable assets............................    10,234         --          992          11,226
Export Sales: United States....................        --         --           66              66

1997
----
Sales to unaffiliated customers................   $ 6,842    $   759      $ 8,528         $16,129
Inter-area sales to affiliates.................     5,100         --          100           5,200
Operating profit (loss)........................    (1,374)        --         (462)         (1,836)
Identifiable assets............................    12,569         --        3,223          15,792
Export Sales: United States....................        --         --          100             100

1996
----
Sales to unaffiliated customers................   $ 9,494    $ 3,764      $ 9,060         $22,318
Inter-area sales to affiliates.................     7,448         --          927           8,375
Operating profit (loss)........................     2,790         --         (460)          2,330
Identifiable assets............................    13,587         --        3,393          16,980
Export Sales: United States....................        --         --          927             927

         During fiscal year 1998, no single customer accounted for more than 10% of net sales. During fiscal years 1997 and 1996, one customer accounted for approximately 17% and 24% of net sales, respectively. During fiscal year 1997, one other customer accounted for approximately 11% of net sales and during fiscal 1996; two other customers accounted for approximately 11% and 10% of net sales.

         The Company's sales and accounts receivable balances are concentrated in one industry, the integrated circuit manufacturers. The Company's historical credit losses have not been significant.

NOTE 11 - NONCASH TRANSACTIONS

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

NOTE 12 - UNUSUAL AND NON-RECURRING ITEMS

         In December 1995, the Company received approximately $1.5 million from the resolution of disputes concerning a $2.0 million escrow fund related to the Company's November 1994 sale of its 1149 tester line to Megatest Corporation ("Megatest"). Under the terms of the settlement, all disputes between the parties have been resolved. The Company has classified this amount as an unusual and non-recurring gain in the results of operations for fiscal year 1996.

NOTE 13 - DISCONTINUED OPERATIONS

         On May 31, 1995, the Board of Directors initiated a formal plan to sell the Company's European subsidiary, Intertrade Scientific, Inc. ("ITS"). A provision for the loss on the sale of $3.0 million was recorded in the results of operations for the year ended June 24, 1995. In August 1995, the Company received a letter of intent to purchase all of the outstanding shares of ITS stock. As a result of the final signed sales agreement, the Company realized a net gain of $0.7 million on the disposal of ITS. The completion of the sale occurred during the first quarter of fiscal 1996. This subsidiary has been reflected as a discontinued operation for fiscal year 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of St. Paul, State of Minnesota, on September 24, 1998.

                                       MICRO COMPONENT TECHNOLOGY, INC.

                                       By:   /s/ Roger E. Gower
                                             ----------------------------------
                                             Roger E. Gower
                                             President, Chief Executive Officer,
                                             Chairman of the Board and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on September 24, 1998.

               Signature                   Capacity
               ---------                   --------

/s/ Roger E. Gower                         President, Chief Executive Officer,
----------------------------------         Chairman of the Board and Director
             Roger E. Gower


/s/ Jeffrey S. Mathiesen                   Vice President of Finance/
----------------------------------         Administration, Chief Financial
             Jeffrey S. Mathiesen          Officer, Treasurer


/s/ Donald J. Kramer                       Director
----------------------------------
             Donald J. Kramer


/s/ David M. Sugishita                     Director
----------------------------------
             David M. Sugishita


/s/ Donald R. VanLuvanee                   Director
----------------------------------
             Donald R. VanLuvanee


/s/ Patrick Verderico                      Director
----------------------------------
             Patrick Verderico


The above listed directors constitute a majority of the Board of Directors of the Company.

                             INDEX TO EXHIBITS                      Page Numbers
                                                                    ------------
3A.      Bylaws of the Company.  (11)
3B.      Articles of Incorporation of the Company. (11)
4.       Specimen Certificate of Common stock. (1)
10A.     Agreements between the Company and Hambrecht & Quist
         Guaranty Finance.
         10A.i.   Warrant Purchase Agreement dated July 22, 1992.
                  (1)
         10A.ii.  Second Common stock Warrant Purchase Agreement
                  dated August 10, 1993. (1)
         10A.iii. First Amendment to Restated Financing Agreement
                  dated August 24, 1994, with attached Amendment to
                  Warrant Purchase Agreement and Warrants. (2)
         10A.iv.  Warrant Amendment Agreement dated October 31,
                  1995. (7)
10B.     Incentive Stock Option Plan as amended through June 27,
         1996. (9)
10C.     Incentive Bonus Plan adopted by the Board of Directors of
         the Company on May 26, 1993. (1)
10D.     Form of Non-Competition Agreement between the Company and
         certain senior executive officers. (1)
10E.     Asset Purchase Agreement and Preferred Stock Purchase
         Agreement between the Company and Megatest Corporation
         dated November 22, 1994. (3)
10F.     Stock Purchase Agreement and Commission Agreement entered
         into between the Company and Cardine & Levy, dated
         September 25, 1995. (6)
10G.     Employment Agreement with Roger E. Gower dated March 28,
         1995. (4)
10H.     Stock Option Agreement between the Company and Bentley Hall
         & Company dated April 19, 1994. (5)
10I.     Employment Agreement with Dennis Nelson dated May 30, 1996.
         (9)
10J.     Employee Stock Purchase Plan. (8)
10K.     Stock Option Plan for Outside Directors. (8)
10L.     Lease for the Company's corporate headquarters dated
         October 16, 1996. (10)
10M. Credit and Security Agreement, dated February 17, 1998 between Norwest Business Credit, Inc. and Micro Component
         Technology, Inc. (12)
10N. Credit and Security Agreement, dated February 17, 1998 between Norwest Bank Minnesota, N.A. and Micro Component
         Technology, Inc. (12)
21.      Revised Listing of Subsidiaries of the Company. (7)
23.      Consent of Deloitte & Touche LLP. (filed herewith)
27.      Financial Data Schedule (filed herewith)

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

(6) Incorporated by reference to the report on Form 10-Q filed by the Company for the quarter ended September 30, 1995, file number 0-22384.
(7) Incorporated by reference to the exhibits to the Registration Statement on Form S-1 filed by the Company on November 2, 1995, as amended, SEC File Number 33-98940.
(8) Incorporated by reference to the exhibits to the Registration Statement on Form S-8 filed by the Company on October 31, 1994, as amended, SEC File Number 33-85766.
(9) Incorporated by reference to the exhibits to the report on Form 10-K filed by the Company for the fiscal year ended June 29, 1996, file number 0-22384.
(10) Incorporated by reference to the report on Form 10-Q filed by the Company for the quarter ended September 28, 1996, file number 0-22384.
(11) Incorporated by reference to the exhibits to the post-effective amendment #1 to the Registration Statement on Form S-1 filed by the Company on November 18, 1996, file number 33-98940.
(12) Incorporated by reference to the report on Form 10-Q filed by the Company for the quarter ended March 28, 1998, file number 0-22384.