Form 10-Q
period 1998-09-26
MICRO COMPONENT TECHNOLOGY INC
filed 1998-11-10
CIK 911149

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X)              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 26, 1998

                                       OR

( )             TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                           Commission File No. 0-22384

                        MICRO COMPONENT TECHNOLOGY, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

                  Minnesota                               41-0985960
  -----------------------------------------    ---------------------------------
       (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                Identification No.)

                2340 West County Road C, St. Paul, MN 55113-2528
  ------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (612) 697-4000
               --------------------------------------------------
                         (Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                        Yes _____X_____    No ___________


The number of shares outstanding of the Registrant's Common Stock, as of October 22, 1998 was 7,394,300.

                               Page 1 of 23 pages
                            Exhibit index on page 12

                        MICRO COMPONENT TECHNOLOGY, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

             CONSOLIDATED BALANCE SHEETS                                       3

             CONSOLIDATED STATEMENTS OF OPERATIONS                             4

             CONSOLIDATED STATEMENTS OF CASH FLOWS                             5

             NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
             STATEMENTS                                                        6

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION                     8



PART II.  OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS                                                11

     ITEM 5. OTHER INFORMATION                                                11

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                 12

     SIGNATURES                                                               13

                        MICRO COMPONENT TECHNOLOGY, INC.
                                    FORM 10-Q
                          ITEM 1. FINANCIAL INFORMATION
                          CONSOLIDATED BALANCE SHEETS
                 (in thousands except share and per share data)
                                  (Unaudited)

                                                                   September 26,       June 27,
                             ASSETS                                     1998              1998
---------------------------------------------------------------    -------------    -------------
Current assets:
     Cash and cash equivalents                                      $    2,683       $    2,532
     Accounts receivable, less allowance for doubtful accounts
     of $204 and $250, respectively                                      2,227            3,614

     Inventories:
         Raw materials                                                     923              878
         Work in process                                                 1,505            1,562
         Finished goods                                                  1,392            1,390
     Other                                                                 162              152
                                                                    ----------       ----------
              Total current assets                                       8,892           10,128

Property, plant and equipment                                            3,945            4,037
     Less accumulated depreciation                                      (3,013)          (2,990)
                                                                    ----------       ----------
     Property, plant and equipment, net                                    932            1,047

Other assets                                                                48               51
                                                                    ----------       ----------

Total assets                                                        $    9,872       $   11,226
                                                                    ==========       ==========

              LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------

Current liabilities:
     Current portion of long term debt                              $       50       $       50
     Accounts payable                                                    1,005            1,227
     Other accrued liabilities                                           1,165            1,466
                                                                    ----------       ----------
              Total current liabilities                                  2,220            2,743

Long-term debt and financing obligations                                    71               83

Commitments and contingencies

Stockholders' equity:
     Common stock, $.01 par value, 20,000,000 authorized,
      7,394,300 and 7,394,300 issued, respectively                          74               74
     Additional paid-in capital                                         44,012           44,012
     Cumulative translation adjustment                                     (64)             (64)
     Accumulated deficit                                               (36,441)         (35,622)
                                                                    ----------       ----------
       Total stockholders' equity                                        7,581            8,400

Total liabilities and stockholders' equity                          $    9,872       $   11,226
                                                                    ==========       ==========

       See notes to unaudited condensed consolidated financial statements

                        MICRO COMPONENT TECHNOLOGY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                     Three Months Ended
                                             -------------------------------
                                             September 26,     September 27,
                                                 1998               1997
                                             -------------     -------------
Net sales                                     $     3,668       $     4,450

Cost of sales                                       1,935             1,480
                                              -----------       -----------

Gross profit                                        1,733             2,970

Operating expenses:
     Selling, general and administrative            1,721             2,151
     Research and development                         836               923
                                              -----------       -----------

Total operating expenses                            2,557             3,074
                                              -----------       -----------

Loss from operations                                 (824)             (104)

Interest income, net                                   17                50
Other                                                 (12)               70
                                              -----------       -----------
Total interest and other                                5               120
                                              -----------       -----------

Net income (loss)                             $      (819)      $        16
                                              ===========       ===========

Net income (loss) per share:

  Basic                                       $      (.11)      $       .00
                                              ===========       ===========
  Diluted                                     $      (.11)      $       .00
                                              ===========       ===========

Weighted average common and common
  equivalent shares outstanding:

        Basic                                       7,394             7,054
                                              ===========       ===========
        Diluted                                     7,394             7,721
                                              ===========       ===========

       See notes to unaudited condensed consolidated financial statements

                        MICRO COMPONENT TECHNOLOGY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                      Three Months Ended
                                                                ------------------------------
                                                                September 26,    September 27,
                                                                    1998             1997
                                                                -------------    -------------
Cash flows from operating activities:
     Net income (loss)                                           $     (819)      $       16
     Adjustments to reconcile net income (loss) to net cash
         Used by operating activities:
              Depreciation and amortization                             128              115

              Changes in assets and liabilities:
                  Accounts receivable                                 1,387           (1,091)
                  Inventories                                            10           (2,656)
                  Other assets                                           (7)              (2)
                  Accounts payable                                     (222)             749
                  Other accrued liabilities                            (301)             119
                                                                 ----------       ----------
  Net cash provided by (used in) operating activities                  (176)          (2,750)

Cash flows from investing activities:
     Maturity of short-term investments                                  --              295
     Additions to property, plant and equipment                         (13)            (155)
                                                                 ----------       ----------
  Net cash provided by (used in) investing activities                   (13)             140

Cash flows from financing activities:
     Payments of long-term debt                                         (12)             (25)
     Proceeds from issuance of stock                                     --               20
                                                                 ----------       ----------
  Net cash used in financing activities                                 (12)              (5)
                                                                 ----------       ----------

  Net increase (decrease) in cash and cash equivalents                  151           (2,615)

Cash and cash equivalents at beginning of period                      2,532            5,360
                                                                 ----------       ----------

Cash and cash equivalents at end of period                       $    2,683       $    2,745
                                                                 ==========       ==========

       See notes to unaudited condensed consolidated financial statements

                        MICRO COMPONENT TECHNOLOGY, INC.
                                    FORM 10-Q

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    INTERIM FINANCIAL STATEMENTS

      The accompanying unaudited, condensed, consolidated financial statements for the three month period ended September 26, 1998 have been prepared in accordance with the instructions for SEC Form 10-Q and, accordingly, do not include all disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.

      Interim unaudited financial results should be read in conjunction with the audited financial statements included in the SEC Annual Report, Form 10-K, for the fiscal year ended June 27, 1998.

      The results of operations for the three months ended September 26, 1998 are not necessarily indicative of the operating results to be expected for the full year.

2.    EARNINGS PER SHARE

      Earnings per share are computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." Basic earnings per share are computed using the weighted average number of common shares outstanding during each period. Diluted earnings per share include the dilutive effect of common shares potentially issuable upon the exercise of stock options and warrants outstanding, and the dilutive effect of the assumed conversion of outstanding Class A preferred stock to common stock. Earnings per share data for the three month period ended September 27, 1997 have been stated to conform to the provisions of SFAS No. 128. The following table reconciles the denominators used in computing basic and diluted earnings per share:


                                                   Three months ended
                                              ----------------------------
                                              September 26,  September 27,
                       (in thousands)            1998(1)          1997
                                              ----------------------------
      Weighted average common
        shares outstanding                       7,394           7,054
      Effect of dilutive stock options
        and warrants                                --             351
      Effect of dilutive redeemable
        preferred stock (2)                         --             316
                                              ----------------------------
                                                 7,394           7,721
                                              ============================

      (1) The Company reported a loss for the period. No adjustment made for the effect of stock options or warrants as effect is anti-dilutive.

      (2)   Preferred stock converted to common stock in November, 1997.

3.    REPORTING OF COMPREHENSIVE NET INCOME OR (LOSS)

      In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS), No. 130 "Reporting Comprehensive Income" which establishes standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. Under this standard, certain revenues, expenses, gains, and losses recognized during the period are included in comprehensive income (loss), regardless of whether they are considered to be results of operations of the period. During the first quarter of 1999 and 1998 total comprehensive loss equaled net loss as reported on the Consolidated Statements of Operations.

4.    CONTINGENCIES

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

5.    PREFERRED STOCK

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

                        MICRO COMPONENT TECHNOLOGY, INC.
                                    FORM 10-Q
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 26, 1998


Net sales for the first quarter of fiscal 1999, ended September 26, 1998, decreased $0.8 million or 17.6% to $3.7 million compared to $4.5 million for the same period the previous year. The weakness in the semiconductor capital equipment market continued to intensify during the first quarter of the current year, adversely impacting sales. With the exception of the first shipment of the 7632 handler in the current year, sales across all product lines were below prior year levels. Net sales are expected to continue to be adversely affected while the semiconductor market remains soft.

Gross Profit for the first quarter of fiscal 1999 decreased by $1.2 million to $1.7 million, or 47.2% of sales, from $3.0 million, or 66.7% of sales, for the same quarter in fiscal 1998. The decrease in gross margin is primarily attributed to changes in product mix, shifting from older, higher margin products to products with lower margins. In addition, current years sales included a large concentration of units under volume purchase discount pricing, further lowering margins. Margins are expected to return to approximately 50% in future periods.

Selling, general and administrative expense in the first quarter of fiscal 1999 was $1.7 million compared to $2.2 million for the same quarter in 1998. As a percentage of net sales, SGA was 46.9% compared to 48.3% for the previous year. These decreases are the result of lower direct sales expenses associated with lower sales revenue as well as cost reduction activities initiated by the Company over the past two quarters.

Research and development expense for the first quarter of fiscal 1999 was $0.8 million, compared to $0.9 million in the previous year. As a percentage of net sales, R&D expenses increased to 22.8% from 20.7% in the prior year, primarily due to the decreased sales level in the current year. The Company expects to continue to make significant investments in new product development, though it expects second quarter R&D expenses to decrease from current quarter levels, based upon the projected needs of current and anticipated development projects.

The Company generated net interest income during the quarter of $17,000 as compared to $50,000 for the same period one year ago. The decrease resulted from lower levels of interest bearing cash equivalents and short-term investments in the current year.

Net loss for the first quarter of fiscal 1999 was $819,000, or $0.11 per share as compared to net income of $16,000, and $0.00 per share for the first quarter of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

At September 26, 1998, the Company had cash and cash equivalents of $2.7 million compared to $2.5 million at June 27, 1998. Cash provided by operations of $0.2 million during the current year resulted from collection of accounts receivable, offset by the net loss and reduced accounts payable and accrued liabilities.

During the prior year, cash used in operations of $2.8 million resulted from increased accounts receivable from higher sales levels and increased inventory levels to support new product offerings.

Current assets at September 26, 1998 were $8.9 million, a decrease of $1.2 million from June 27, 1998. Decreases in accounts receivables of $1.4 million were partially offset by an increase in cash and cash equivalents. The current ratio was 4.0 and working capital was $6.7 million as of September 26, 1998, compared to 3.7 and $7.4 million, respectively, as of June 27, 1998.

The Company maintains a $5 million secured line of credit with a bank, which was unused at September 26, 1998. Management believes that cash and cash equivalents at September 26, 1998 and funds available through its bank line of credit will sustain the Company's continuing operations at their current levels, for the foreseeable future.

YEAR 2000 COMPLIANCE

Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. When year 2000 begins, these computers may interpret "00" as the year 1900 and could either stop processing date related computations or could process them incorrectly. Beginning in the year 2000, these date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates to be year compliant.

The Company has completed an initial assessment of its internal information systems and has determined that most of the application software and internal information systems, other than the Company's primary manufacturing and accounting system: (1) are year 2000 compliant; (2) can be upgraded to be year 2000 compliant without significant cost or effort; or (3) do not pose a significant issue to the Company if left uncorrected. With regard to the Company's primary manufacturing and accounting system, the Company has contracted with the software vendor and related hardware supplier to bring these systems compliant prior to end of fiscal 1999. The upgrade process began in the 4th quarter of fiscal 1998, and approximately 40% of the up-front costs have been paid to date. Total costs to upgrade the Company's internal information systems are not material to the operations of the Company, and are expected to be less than $100,000.

The Company is in the process of assessing non-IT systems within the Company to determine if they are year 2000 compliant. The Company expects to have the assessment completed by the end of 1998. Although the Company is not aware of any material operational issues or costs associated with preparing its internal systems for the year 2000, there can be no assurance that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal operating systems, which are composed predominately of third party software and hardware technology.

The Company is in the process of determining the impact those parties that are not year 2000 compliant may have on the operations of the Company. Non-compliance by any of the Company's major distributors, suppliers, customers, vendors, or financial organizations could result in business disruptions that could have a material adverse affect on the Company's results of operations, liquidity and financial condition. The Company plans on developing a contingency plan once it has completed its assessment of significant party compliance. The contingency plan will be developed to minimize the Company's exposure to work slowdowns or business disruptions and any adverse affects on the Company's results of operations. The contingency plan should be completed by the end of 1998.

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

RISK FACTORS

Except for the historical information contained herein, certain of the matters discussed in this report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These "forward-looking statements" involve certain risks and uncertainties, including, but not limited to, the following: (1) fluctuations and periodic downturns in the semiconductor market, as currently being experienced, which often have had a disproportionately negative effect on manufacturers of semiconductor capital equipment; (2) rapid changes in technology and in tester and handler products, which the Company must respond to successfully in order for its products to avoid becoming noncompetitive or obsolete; (3) customer acceptance of the Company's new products, including the MCT 5100, MCT 5200 and MCT 7632 handlers, in which the Company has invested significant amounts of inventory; (4) possible loss of any of the Company's key customers, who account for a substantial percentage of the Company's business; (5) the possible adverse impact of competition in markets which are highly competitive, including increased pressure on pricing and payment terms which may adversely affect net sales and gross margins and increase the Company's exposure to credit risk; (6) the possible adverse impact of economic or political changes in markets the Company serves, including the uncertain economic situation currently facing Southeast Asia; (7) the possible adverse impact on the Company's operations or material costs which may be incurred by the Company due to undetected errors or defects in preparing its internal operating systems for the year 2000; (8) the possible adverse impact on the Company's operations or material costs which may be incurred by the Company arising from year 2000 related repair costs or litigation due to undetected errors or defects in its products which use software; and, (9) other factors detailed from time to time in the Company's SEC reports, including but not limited to the discussion in the Management's Discussion & Analysis included in the Annual Report on Form 10-K for the year ended June 27, 1998. All forecasts and projections in this report are "forward-looking statements," and are based on management's current expectations of the Company's near-term results, based on current information available pertaining to the Company, including risk factors discussed above. Actual results could differ materially.

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

ITEM 5. OTHER INFORMATION

On November 9, 1998 the Company's Board of Directors approved a stock repurchase program for the purchase of up to 500,000 shares of the Company's common stock. The repurchase program will be effective for a period of 90 days, unless earlier terminated by the Board of Directors.

On September 4, 1998, the Company was notified by The Nasdaq Stock Market that its Common stock did not comply with Nasdaq's $1.00 minimum bid price requirement and that the Company had ninety (90) days to demonstrate compliance with such requirement. Accordingly, unless the closing bid price of the Company's Common stock is equal to or greater than $1.00 for ten (10) consecutive trading days ending on or prior to December 3, 1998, the Company's Common stock will be delisted at the opening of business on December 7, 1998. The bid price of the Company's Common stock has been equal to or greater than $1 beginning November 2, 1998.

On October 5, 1998, the Company was notified by The Nasdaq Stock Market that its Common stock did not comply with Nasdaq's $5 million minimum market float requirement and that the Company had ninety (90) days to demonstrate compliance with such requirement. Accordingly, unless the market float of the Company's Common stock is equal to or greater than $5 million for ten (10) consecutive trading days ending on or prior to January 4, 1999, the Company's Common stock will be delisted at the opening of business on January 6, 1999. The market float of the Company's Common stock has been equal to or greater than $5 million beginning October 29, 1998.

In the event that the Company is not in compliance with either of these listing requirements by the designated date, it may request a hearing to extend the compliance period or request a waiver. The Company is currently reviewing alternatives available for maintaining listing eligibility with Nasdaq.

6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:     10.O     First Amendment to Credit and Security Agreement,
                           dated October 22, 1998 between Norwest Business
                           Credit, Inc. and Micro Component - Technology, Inc.

                  10.P First Amendment to Credit and Security Agreement, dated October 22, 1998 between Norwest Bank Minnesota, N.A. and Micro Component - Technology, Inc.

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




                                          Micro Component Technology, Inc.
                                          Registrant


Dated:  November 10, 1998                 By: /s/ Roger E. Gower
                                              ----------------------------------
                                          Roger E. Gower
                                          President and Chief Executive Officer


                                                        And


Dated:  November 10, 1998                 By: /s/ Jeffrey S. Mathiesen
                                              ----------------------------------
                                          Jeffrey S. Mathiesen
                                          Chief Financial Officer
                                          Chief Accounting Officer