Form 10-Q
period 1998-12-26
MICRO COMPONENT TECHNOLOGY INC
filed 1999-02-09
CIK 911149

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 26, 1998

                                       OR

         [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                           Commission File No. 0-22384

                        MICRO COMPONENT TECHNOLOGY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Minnesota                                              41-0985960
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                2340 West County Road C, St. Paul, MN 55113-2528
             ------------------------------------------------------
                    (Address of principal executive offices)

                                 (651) 697-4000
             ------------------------------------------------------
                         (Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                               Yes _X_     No ___

The number of shares outstanding of the Registrant's Common Stock, as of January 22, 1999 was 7,394,300.


                               Page 1 of 23 pages
                            Exhibit index on page 14

                        MICRO COMPONENT TECHNOLOGY, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

                 CONSOLIDATED BALANCE SHEETS                                  3

                 CONSOLIDATED STATEMENTS OF OPERATIONS                        4

                 CONSOLIDATED STATEMENTS OF CASH FLOWS                        5

                 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                 STATEMENTS                                                   6

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                 OF OPERATIONS AND FINANCIAL CONDITION                        8


PART II. OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS                                           12

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         12

         ITEM 5. OTHER INFORMATION                                           12

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                            12

         SIGNATURES                                                          13

         EXHIBITS AND REPORTS                                                14

                        MICRO COMPONENT TECHNOLOGY, INC.
                                    FORM 10-Q
                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands except share and per share data)
                                   (Unaudited)

                                                                  December 26,     June 27,
                            ASSETS                                    1998           1998
--------------------------------------------------------------      --------       --------
Current assets:
     Cash and cash equivalents                                      $  2,260       $  2,532

     Accounts receivable, less allowance for doubtful accounts
     of $204 and $250, respectively                                    2,573          3,614
     Inventories:
         Raw materials                                                   853            878
         Work in process                                               1,095          1,562
         Finished goods                                                1,316          1,390
     Other                                                               142            152
                                                                    --------       --------
              Total current assets                                     8,239         10,128

Property, plant and equipment                                          3,952          4,037
     Less accumulated depreciation                                    (3,137)        (2,990)
                                                                    --------       --------
     Property, plant and equipment, net                                  815          1,047

Other assets                                                              49             51
                                                                    --------       --------
Total assets                                                        $  9,103       $ 11,226
                                                                    ========       ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------

Current liabilities:
     Current portion of long term debt                              $     50       $     50
     Accounts payable                                                    799          1,227
     Other accrued liabilities                                         1,191          1,466
                                                                    --------       --------
              Total current liabilities                                2,040          2,743

Long-term debt and financing obligations                                  58             83

Commitments and contingencies

Stockholders' equity:
     Common stock, $.01 par value, 20,000,000 authorized,
     7,394,300 and 7,394,300 issued, respectively                         74             74
     Additional paid-in capital                                       44,012         44,012
     Cumulative translation adjustment                                   (64)           (64)
     Accumulated deficit                                             (37,017)       (35,622)
                                                                    --------       --------
       Total stockholders' equity                                      7,005          8,400
                                                                    --------       --------

Total liabilities and stockholders' equity                          $  9,103       $ 11,226
                                                                    ========       ========


       See notes to unaudited condensed consolidated financial statements

                        MICRO COMPONENT TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                               Three Months Ended           Six Months Ended
                                              ---------------------       ---------------------
                                              Dec. 26,      Dec. 27,      Dec. 26,      Dec. 27,
                                                1998          1997          1998          1997
                                              -------       -------       -------       -------
Net sales                                     $ 3,020       $ 4,522       $ 6,688       $ 8,972

Cost of sales                                   1,571         2,047         3,506         3,527
                                              -------       -------       -------       -------

Gross profit                                    1,449         2,475         3,182         5,445

Operating expenses:
     Selling, general and administrative        1,431         2,017         3,152         4,168
     Research and development                     596         1,057         1,432         1,980
                                              -------       -------       -------       -------

Total operating expenses                        2,027         3,074         4,584         6,148
                                              -------       -------       -------       -------

Loss from operations                             (578)         (599)       (1,402)         (703)
     Interest income, net                          26            57            43            72
     Other                                        (24)           22           (36)          127
                                              -------       -------       -------       -------

Total Interest and other                            2            79             7           199
                                              -------       -------       -------       -------

Net Income (loss)                             $  (576)      $  (520)      $(1,395)      $  (504)
                                              =======       =======       =======       =======
Net income (loss) per share:
     Basic                                    $ (0.08)      $ (0.07)      $ (0.19)      $ (0.07)
                                              =======       =======       =======       =======
     Diluted                                  $ (0.08)      $ (0.07)      $ (0.19)      $ (0.07)
                                              =======       =======       =======       =======

Weighted average common and common
  equivalent shares outstanding:
     Basic                                      7,394         7,181         7,394         7,118
                                              =======       =======       =======       =======
     Diluted                                    7,394         7,181         7,394         7,118
                                              =======       =======       =======       =======


                  See notes to consolidated financial statement

                        MICRO COMPONENT TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                     Six Months Ended
                                                                  ---------------------
                                                                December 26,  December 27,
                                                                   1998          1997
                                                                  -------       -------
Cash flows from operating activities:
      Net income (loss)                                           $(1,395)      $  (504)
      Adjustments to reconcile net income (loss) to net cash
         Used by operating activities:
            Depreciation and amortization                             251           241

            Changes in assets and liabilities:
               Accounts Receivable                                  1,041          (877)
               Inventories                                            566        (2,594)
               Other assets                                            12            84
               Accounts payable                                      (428)         (468)
               Other accrued liabilities                             (275)          476
                                                                  -------       -------
   Net cash used in operating activities                             (228)       (3,642)
Cash flows from investing activities:
      Maturity of short-term investments                               --         1,169
      Additions to property, plant and equipment                      (19)         (189)
                                                                  -------       -------
  Net cash provided by (used in) investing activities                 (19)          980
Cash flows from financing activities:
      Payments of long-term debt                                      (25)          (50)
      Proceeds from issuance of stock                                  --            20
                                                                  -------       -------
  Net cash used in financing activities                               (25)          (30)
                                                                  -------       -------

  Net decrease in cash and cash equivalents                          (272)       (2,692)

Cash and cash equivalents at beginning of period                    2,532         5,360
                                                                  -------       -------

Cash and cash equivalents at end of period                        $ 2,260       $ 2,668
                                                                  =======       =======


       See notes to unaudited condensed consolidated financial statements

                        MICRO COMPONENT TECHNOLOGY, INC.
                                    FORM 10-Q
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       INTERIM FINANCIAL STATEMENTS

         The accompanying unaudited, condensed, consolidated financial statements for the three and six month periods ended December 26, 1998 have been prepared in accordance with the instructions for SEC Form 10-Q and, accordingly, do not include all disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.

         Interim unaudited financial results should be read in conjunction with the audited financial statements included in the SEC Annual Report, Form 10-K, for the fiscal year ended June 27, 1998.

         The results of operations for the three and six months ended December 26, 1998 are not necessarily indicative of the operating results to be expected for the full year.

2.       EARNINGS PER SHARE

         Earnings per share are computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." Basic earnings per share are computed using the weighted average number of common shares outstanding during each period. Diluted earnings per share include the dilutive effect of common shares potentially issuable upon the exercise of stock options and warrants outstanding, and the dilutive effect of the assumed conversion of outstanding Class A preferred stock to common stock. Earnings per share data for the three and six month periods ended December 26, 1998 and December 27, 1997 have been stated and restated, respectively, to conform to the provisions of SFAS No. 128. The following table reconciles the denominators used in computing basic and diluted earnings per share:

                                         Three months ended             Six months ended
                                        --------------------------------------------------
                                    December 26,   December 27,   December 26    December 27
              (in thousands)            1998           1997           1998           1997
                                        --------------------------------------------------
         Weighted average common
           shares outstanding           7,394          7,181          7,394          7,118
         Effect of dilutive stock
           options and warrants (1)        --             --             --             --
                                        --------------------------------------------------
                                        7,394          7,181          7,394          7,118
                                        ===================================================

         (1) The Company reported a loss for all periods presented. No adjustment made for the effect of stock options or warrants as effect is anti-dilutive.

3.       REPORTING OF COMPREHENSIVE NET INCOME OR (LOSS)

         In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS), No. 130 "Reporting Comprehensive Income" which establishes standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. Under this standard, certain revenues, expenses, gains, and losses recognized during the period are included in comprehensive income (loss), regardless of whether they are considered to be results of operations of the period. During the three and six month periods ended December 26, 1998 and December 27, 1997, total comprehensive loss equaled net loss as reported on the Consolidated Statements of Operations.

4.       CONTINGENCIES

         The Securities and Exchange Commission is conducting an investigation with respect to certain financial reporting discrepancies announced by the Company in April 1994 dating back to fiscal 1993 and the first two quarters of fiscal 1994. The Company has submitted documents to the Commission pursuant to requests from the Commission, and the Commission as part of the investigation has interviewed certain former officers and certain current and former employees of the Company. In September 1998, the Company reached a preliminary resolution of this matter with the staff, which is subject to approval by the Securities and Exchange Commission. The terms of the preliminary resolution do not have a financial impact on the Company.

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

                        MICRO COMPONENT TECHNOLOGY, INC.
                                    FORM 10-Q
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 26, 1998

Net sales for the second quarter of fiscal 1999, ended December 26, 1998, decreased $1.5 million or 33.2% to $3.0 million compared to $4.5 million for the same period the previous year. The weakness in the semiconductor capital equipment market continued during the second quarter of the current year, adversely impacting sales. Although sales of the 5100 product, which handles the newer and smaller devices, increased from the prior year, sales of older products were below prior year levels. Net sales are expected to continue to be adversely affected for the foreseeable future while the semiconductor market remains soft.

Gross profit for the second quarter of fiscal 1999 decreased by $1.0 million to $1.4 million, or 48.0% of sales, from $2.5 million, or 54.7% of sales, for the second quarter of fiscal 1998. The decrease in gross margin is primarily attributed to changes in product mix, shifting from older, higher margin products to products with lower margins. In addition, unabsorbed overhead costs related to lower production volumes further decreased gross margins in the current year. Gross margins are expected to improve to approximately 50% in future periods.

Selling, general and administrative expense in the second quarter of fiscal 1999 was $1.4 million compared to $2.0 million for the same quarter in 1998. The decrease in expenses is the result of continued cost reduction activities by the Company during the quarter as well as the result of lower direct sales expenses associated with lower sales revenue.

Research and development expense for the second quarter of fiscal 1999 was $0.6 million, or 19.7% of sales, compared to $1.1 million, or 23.4% of sales in the previous year. The decrease in spending in the current year resulted from reduced spending requirements related to R&D projects in process during this period. However, the Company expects to continue to make significant investments in new product development, and expects third quarter fiscal 1999 R&D expenses to increase from current quarter levels, based upon the projected needs of current and anticipated development projects.

The Company generated net interest income during the quarter of $26,000 as compared to $57,000 for the same period one year ago. The decrease resulted from lower levels of interest bearing cash equivalents and short-term investments in the current year.

Net loss for the second quarter of fiscal 1999 was $576,000, or $0.08 per share as compared to a net loss of $520,000, and $0.07 per share for the second quarter of fiscal 1998.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 26, 1998

Net sales for the first six months of fiscal 1999 decreased $2.3 million, or 25.5% to $6.7 million compared to $9.0 million for the same period the previous year. The weakness in the semiconductor capital equipment market during the current year adversely impacted sales, most notably in older products.

Gross margin for the first six months of fiscal 1999 decreased to 47.6% from 60.7% for the same period the prior year. The decrease is primarily attributed to changes in product mix, shifting from older, higher margin products to products with lower margins. In addition, unabsorbed overhead costs related to lower production volumes further decreased gross margins in the current year.

Selling, general and administrative expense decreased by $1.0 million, or 24.4%, to $3.2 million in the first six months of the current fiscal year, compared to $4.2 million for the same period in fiscal 1998. The decrease in expenses is the result of continued cost reduction activities by the Company during the quarter as well as the result of lower direct sales expenses associated with lower sales revenue.

Research and development expense decreased to $1.4 million in fiscal 1999, as compared to $2.0 million in the previous year. The decrease in spending in the current year resulted from reduced spending requirements related to R&D projects in process during this period.

The Company generated net interest income during the current year of $43,000 as compared to $72,000 for the same period one year ago. The decrease resulted from lower levels of interest bearing cash equivalents and short-term investments in the current year.

Net loss for the first six months of fiscal 1999 was $1.4 million, or $0.19 per share as compared to a net loss of $0.5 million, and $0.07 per share for the same period of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

As of December 26, 1998, the Company had cash and cash equivalents of $2.3 million compared to $2.5 million at June 27, 1998. Cash used in operations was $0.2 million during the current year, versus $3.6 million used in the previous year. Cash provided by reduced receivables and inventory partially offset the net loss in the current year. During fiscal 1998, increases in inventory and receivables to support new product launches combined with the net loss as the primary uses of cash.

Current assets at December 26, 1998 were $8.2 million, the current ratio was 4.0 and working capital was $6.2 million, versus $10.1 million, 3.7 and $7.4 million, respectively, at June 27, 1998.

The Company maintains a $5 million secured line of credit with a bank, which was unused at December 26, 1998. Management believes that cash and cash equivalents at December 26, 1998 and funds available through its bank line of credit will sustain the Company's continuing operations at their current levels, for the foreseeable future.

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

The Company has completed an initial assessment of its internal information systems and has determined that most of the application software and internal information systems, other than the Company's primary manufacturing and accounting system: (1) are year 2000 compliant; (2) can be upgraded to be year 2000 compliant without significant cost or effort; or (3) do not pose a significant issue to the Company if left uncorrected. With regard to the Company's primary manufacturing and accounting system, the Company has contracted with the software vendor and related hardware supplier to bring these systems year 2000 compliant. The upgrade process was completed in the 2nd quarter of fiscal 1999. Total costs to upgrade the Company's internal information systems, most of which have been paid, are not material to the operations of the Company, and are expected to be less than $100,000.

The Company has completed an assessment of non-IT systems within the Company to determine if they are year 2000 compliant. Non-year 2000 compliant systems have been identified and are scheduled to be upgraded or replaced by the end of fiscal 1999. Although the Company is not aware of any material operational issues or costs associated with preparing its internal systems for the year 2000, there can be no assurance that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal operating systems, which are composed predominately of third party software and hardware technology.

The Company is in the process of determining the impact that third-party suppliers and vendors that are not year 2000 compliant may have on the operations of the Company. Non-compliance by any of the Company's major distributors, suppliers, customers, vendors, or financial organizations could result in business disruptions that could have a material adverse affect on the Company's results of operations, liquidity and financial condition. The Company plans on developing a contingency plan once it has completed its assessment of significant party compliance. The contingency plan will be developed to minimize the Company's exposure to work slowdowns or business disruptions and any adverse affects on the Company's results of operations. The contingency plan should be completed by the end of fiscal 1999.

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

IMPACT OF ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information" which is required to be adopted for the fiscal year beginning June 28, 1998. At that time, the Company will be required to disclose certain financial and descriptive information about its operating segments as redefined by SFAS No. 131. The Company is in the process of assessing the impact of SFAS No. 131 on its footnote disclosures.

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

RISK FACTORS

Except for the historical information contained herein, certain of the matters discussed in this report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These "forward-looking statements" involve certain risks and uncertainties, including, but not limited to, the following: (1) fluctuations and periodic downturns in the semiconductor market, as currently being experienced, which often have had a disproportionately negative effect on manufacturers of semiconductor capital equipment; (2) rapid changes in technology and in tester and handler products, which the Company must respond to successfully in order for its products to avoid becoming noncompetitive or obsolete; (3) customer acceptance of the Company's new products, including the MCT 5100, MCT 5200, MCT 7632 and Tapestry handling systems, in which the Company has invested significant amounts of inventory; (4) possible loss of any of the Company's key customers, who account for a substantial percentage of the Company's business; (5) the possible adverse impact of competition in markets which are highly competitive, including increased pressure on pricing and payment terms which may adversely affect net sales and gross margins and increase the Company's exposure to credit risk; (6) the possible adverse impact of economic or political changes in markets the Company serves, including the uncertain economic situation currently facing Southeast Asia; (7) the possible adverse impact on the Company's operations or material costs which may be incurred by the Company due to undetected errors or defects in preparing its internal operating systems for the year 2000; (8) the possible adverse impact on the Company's operations or material costs which may be incurred by the Company arising from year 2000 related repair costs or litigation due to undetected errors or defects in its products which use software; and, (9) other factors detailed from time to time in the Company's SEC reports, including but not limited to the discussion in the Management's Discussion & Analysis included in the Annual Report on Form 10-K for the year ended June 27, 1998. All forecasts and projections in this report are "forward-looking statements," and are based on management's current expectations of the Company's near-term results, based on current information available pertaining to the Company, including risk factors discussed above.
Actual results could differ materially.

                        MICRO COMPONENT TECHNOLOGY, INC.
                                    FORM 10-Q
                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Securities and Exchange Commission is conducting an investigation with respect to certain financial reporting discrepancies announced by the Company in April 1994 dating back to fiscal 1993 and the first two quarters of fiscal 1994. The Company has submitted documents to the Commission pursuant to requests from the Commission, and certain former officers and certain current and former employees of the Company have been interviewed by the Commission as part of the investigation. In September 1998, the Company reached a preliminary resolution of this matter with the staff, which is subject to approval by the Securities and Exchange Commission. The terms of the preliminary resolution do not have a financial impact on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on November 4, 1998. The following matter was submitted to a vote of the shareholders at the Annual
Meeting:

Election of Directors. The following persons were elected to serve as directors, for a term of one year:
         Roger E. Gower          D. James Guzy             Donald J. Kramer
         David M. Sugishita      Donald R. VanLuvanee      Patrick Verderico

ITEM 5.  OTHER INFORMATION

On November 9, 1998 the Company's Board of Directors approved a stock repurchase program for the purchase of up to 500,000 shares of the Company's common stock. The repurchase program is effective for a period of 90 days, unless earlier terminated by the Board of Directors. The Company elected not to repurchase any shares under this program, and the program expired on February 7, 1999.

In September and October 1998, the Company was notified by The Nasdaq Stock Market that its Common stock did not comply with Nasdaq's $1.00 minimum bid price and $5 million market float requirements, respectively. The Company was provided 90 days from the date of each notification to demonstrate compliance with these requirements. On November 17, 1998 The Nasdaq Stock Market notified the Company that it had determined that the Company had resumed compliance with both requirements and, accordingly, closed the matter.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:
         10.Q  Incentive Stock Option Plan as amended through November 4, 1998.
         27    Financial Data Schedule

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


                                           Micro Component Technology, Inc.
                                           Registrant

                                           By: /s/ Roger E. Gower
Dated:  February 8, 1999                   -------------------------------------
                                           Roger E. Gower
                                           President and Chief Executive Officer


                                                            And


Dated:  February 8, 1999                   By: /s/ Jeffrey S. Mathiesen
                                           -------------------------------------
                                           Jeffrey S. Mathiesen
                                           Chief Financial Officer
                                           Chief Accounting Officer

                        MICRO COMPONENT TECHNOLOGY, INC.
                                    FORM 10-Q
                                  EXHIBIT INDEX


Exhibit
Number                                                                      Page


10Q   Incentive Stock Option Plan as amended through November 4, 1998.       15

27    Financial Data Schedule                                                23

                        MICRO COMPONENT TECHNOLOGY, INC.

                           INCENTIVE STOCK OPTION PLAN

                      (as amended through November 4, 1998)


                                   ARTICLE I.

                                     PURPOSE

         The purpose of this Plan is to provide a means whereby Micro Component Technology, Inc. (the "Company") may be able, by granting options to purchase stock in the Company, to attract and retain persons of ability as key employees of the Company or of any parent or subsidiary corporation of the Company (the "Related Corporations"), and to motivate such employees through an increased personal interest in the Company and the Related Corporations to exert their best efforts on behalf of the Company and the Related Corporation, and thus to advance the interest of such corporations and benefit their stockholders. Both options which qualify for favorable tax treatment under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and options which do not so qualify, may be granted under the Plan.

                                   ARTICLE II.

                              RESERVATION OF SHARES

         A total of 1,250,000 shares of the authorized but unissued Common Stock of the Company is reserved for issue upon the exercise of options granted under this Plan. If any option expires or terminates for any reason without having been exercised in full, the unpurchased shares covered thereby shall become available for additional options which may be issued to persons eligible under the Plan so long as it remains in effect. Shares reserved for issue as provided herein shall cease to be reserved upon termination of the Plan.

                                  ARTICLE III.

                                 ADMINISTRATION

         (a) The Plan shall be administered by the Compensation Committee of the Board of Directors of the Company (the "Committee") which shall be appointed by the directors and which shall consist of two or more disinterested directors. A disinterested director is one who is ineligible to receive options under the Plan, and who has been ineligible to receive options under the Plan during the preceding 12 months. Vacancies in the Committee shall be filled by the Board.

         (b) The Committee shall have full power to construe and interpret the plan and to establish and amend rules and regulations for its administration, subject to the express provisions of the Plan.

         (c) The Committee shall determine which employees of the Company or of any Related Corporations shall be granted options hereunder, the number of shares for which each option shall be granted, and any limitations on the exercise of the option in addition to those imposed by this Plan. In determining the employees to whom options shall be granted and the number of shares to be covered by each option, the Committee shall apply such criteria as it determines appropriate from time to time. The maximum number of shares for which any employee may be granted options under the Plan in any calendar year shall be limited to 300,000 shares.

                                   ARTICLE IV.

                                   ELIGIBILITY

         An option may be granted to any officer or other key employee provided that any person to whom an option is granted shall be an employee of the Company or of a Related Corporation at the time an option is granted to him or her.

                                   ARTICLE V.

                                      PRICE

         The option price per share of stock, to be determined from time to time by the Committee, shall not be less than the fair market value of the stock on the date an option to purchase the same is granted. The fair market value of the stock as of any date in any month shall be the closing market price for the stock on the 15th day of such month, or on the trading day closest to the 15th if the stock does not trade on the 15th. If there is no closing market price for the stock, the Committee shall use such other information deemed appropriate by the Committee. No options shall be granted to any employee who at the time directly or indirectly owns more than ten percent of the combined voting power of all classes of stock of the Company or of a Related Corporation, unless the exercise price is not less than 110 percent of the fair market value of such stock on the date of grant, and unless the option is not exercisable more than five years after the date of grant.

                                  ARTICLE VI.

                            CHANGES IN PRESENT STOCK

         In the event of a recapitalization, merger, consolidation, reorganization, stock dividend, stock split or other change in capitalization affecting the Company's present capital stock, appropriate adjustment may be made by the Committee in the number and kind of shares and the option price of shares which are or may become subject to options granted or to be granted hereunder.

                                  ARTICLE VII.

                               EXERCISE OF OPTIONS

         An optionee shall exercise an option by delivery of a signed, written notice to the Company, specifying the number of shares to be purchased, together with payment of the full purchase price for the shares. The Company may accept payment from a broker on behalf of the optionee and may, upon receipt of signed, written instructions from the optionee, deliver the shares directly to the broker. The date of receipt by the Company of the final item required under this paragraph shall be the date of exercise of the option.

                                  ARTICLE VIII.

                                OPTION PROVISIONS

         Each option granted under the Plan shall be evidenced by a Stock Option Agreement executed by the Company and the optionee, and shall be subject to the following terms and conditions, and such other terms and conditions as may be prescribed by the Committee:

                  (a) Dollar Limitation. Each option grant shall constitute an incentive stock option eligible for favorable tax treatment under Section 422 of the Code, provided that no more than $100,000 of such options (based upon the fair market value of the underlying shares as of the date of grant) can first become exercisable for any employee in any calendar year. To the extent any option grant exceeds the $100,000 dollar limitation, it shall constitute a nonqualified stock option. Each stock option agreement shall specify the extent to which it is an incentive and/or a nonqualified stock option. For purposes of applying the $100,000 limitation, options granted under this Plan and under all other plans of the Company and the Related Corporations which are qualified under Section 422 of the Code shall be included.

                  (b) Payment. The full purchase price of the shares acquired upon exercise of any option shall be paid in cash, by certified or cashier's check, or in the form of shares of the Company's Common Stock with a fair market value equal to the full purchase price and free and clear of all liens and encumbrances.

                  (c) Exercise Period. The period within which an option must be exercised shall be five years from the date of grant thereof. An option may not be exercised during the first year after the date of grant. The option shall become exercisable to the extent of 50 percent of the shares on the first anniversary of the date of grant and 100 percent of the shares on the second anniversary of the date of grant. To the extent exercisable, an option may be exercised in whole or in part. The Committee may impose different or additional conditions with respect to length of service which must be satisfied prior to exercise of all or any part of an option. For options granted on or after November 4, 1998, the Committee, in its discretion, may accelerate the vesting of any of such options while they remain outstanding.

                  Outstanding options shall become immediately exercisable in full in the event that the Company is acquired by merger, purchase of all or substantially all of the Company's assets, or purchase of a majority of the outstanding stock by a single party or a group acting in concert.

                  (d) Rights of Optionee Before Exercise. The holder of an option shall not have the rights of a stockholder with respect to the shares covered by his or her option until such shares have been issued to him or her upon exercise of an option.

                  (e) No Right to Continued Employment. Nothing herein shall be construed to confer upon any optionee any right to continue in the employ of the Company or of any Related Corporation or to interfere in any way with the right of the Company or of any Related Corporation as employer to terminate his or her employment at any time, nor to derogate from the terms of any written employment agreement between such corporation and the optionee.

                  (f) Termination of Employment. If the optionee's employment is terminated other than by death or for conduct which is contrary to the best interests of the Company, the optionee may, within one month of such termination, or within 90 days of such termination for options granted on or after June 8, 1994, exercise any unexercised portion of his or her option to the extent he or she was entitled to do so at the time of such termination.

         If termination of employment is effected by death of the optionee, the option, or any portion thereof, may be exercised to the extent the optionee was entitled to do so at the time of his or her death, by his or her executor or administrator or other person entitled by law to the optionee's rights under the option, at any time within six months subsequent to the date of death.

         If an optionee's employment is terminated by the Company for conduct which is contrary to the best interests of the Company, as determined by the Company in its sole discretion, the unexercised portion of the optionee's option shall expire automatically on the date of termination of his or her employment.

         Notwithstanding the foregoing, no option shall be exercisable subsequent to the date of expiration of the option term and no option shall be exercisable subsequent to the termination of the optionee's employment except as specifically provided in this paragraph (f).

                  (g) Special Rule for California. Notwithstanding paragraph
(f), if a California optionee's employment is terminated, the optionee may, within six months of such termination for death or disability, or within 90 days for any other termination, exercise any unexercised portion of his or her option to the extent he or she was entitled to do so at the time of such termination. This provision shall apply only to options granted when the Common Stock is not exempt from registration in California pursuant to a NASDAQ/NMS exemption or otherwise.

                  (h) Non-transferability of Option. No option shall be transferable by the optionee otherwise than by will or by the laws of descent and distribution, and each option shall be exercisable during the optionee's lifetime only by optionee.

                  (i) Date of Grant. The date on which the Committee approves the granting of an option shall be considered the date on which such option is granted.

                                   ARTICLE IX.

                            RESTRICTIONS ON TRANSFER

         During any period in which the offering of the shares under the Plan is not registered under federal and state securities laws, the optionees shall agree in the Stock Option Agreement that they are acquiring shares under the Plan for investment purposes, and not for resale, and that the shares cannot be resold or otherwise transferred except pursuant to registration or unless, in the opinion of counsel for the Company, registration is not required.

         Any restriction upon shares acquired upon exercise of an option pursuant to the Plan and the Stock Option Agreement shall be binding upon the optionee and his or her heirs, executors, and administrators. Any stock certificate issued under the Plan which is subject to restrictions shall be endorsed so as to refer to the restrictions on transfer imposed by the Plan and by applicable securities laws.

                                   ARTICLE X.

                             EFFECTIVE DATE OF PLAN

         The effective date of the Plan shall be April 28, 1993, the date of its original adoption by the Board of Directors of the Company.

                                   ARTICLE XI.

                             TERMINATION OF THE PLAN

         The Plan shall terminate April 27, 2003, which is ten years after the date of its approval by the Board of Directors, unless sooner terminated by issuance of all shares reserved for issuance hereunder. No option shall be granted under the Plan after such termination date.

                                  ARTICLE XII.

                              AMENDMENT OF THE PLAN

         The Board of Directors of the Company may at any time terminate the Plan, or make such modifications of the Plan as it shall deem advisable. No termination or amendment of the Plan may, without the consent of the optionees to whom any options shall theretofore have been granted, adversely affect the rights of such optionees under such options.