Form 10-Q
period 1999-03-27
MICRO COMPONENT TECHNOLOGY INC
filed 1999-05-10
CIK 911149

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 27, 1999

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                           Commission File No. 0-22384

                        MICRO COMPONENT TECHNOLOGY, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Minnesota                                       41-0985960
-------------------------------                  -------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

                2340 West County Road C, St. Paul, MN 55113-2528
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (651) 697-4000
                          -----------------------------
                         (Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                               Yes _X_     No ___


The number of shares outstanding of the Registrant's Common Stock, as of April 23, 1999 was 7,394,300.

                               Page 1 of 24 pages
                            Exhibit index on page 14

                        MICRO COMPONENT TECHNOLOGY, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                  CONSOLIDATED BALANCE SHEETS                                  3

                  CONSOLIDATED STATEMENTS OF OPERATIONS                        4

                  CONSOLIDATED STATEMENTS OF CASH FLOWS                        5

                  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS         6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION                8



PART II. OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                           12

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                            12

         SIGNATURES                                                           13

         EXHIBITS AND REPORTS                                                 14

                        MICRO COMPONENT TECHNOLOGY, INC.
                                    FORM 10-Q
                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands except share and per share data)
                                   (Unaudited)

                                                                          March 27,            June 27,
                            ASSETS                                          1999                 1998
--------------------------------------------------------------          ------------         ------------
Current assets:
     Cash and cash equivalents                                            $  1,603             $  2,532

     Accounts receivable, less allowance for doubtful accounts
     of $146 and $250, respectively                                          3,339                3,614

     Inventories:
         Raw materials                                                         896                  878
         Work in process                                                     1,328                1,562
         Finished goods                                                      1,181                1,390
     Other                                                                     179                  152
                                                                          --------             --------
              Total current assets                                           8,526               10,128

Property, plant and equipment                                                3,978                3,952
     Less accumulated depreciation                                          (3,253)              (2,905)
                                                                          --------             --------
     Property, plant and equipment, net                                        725                1,047

Other assets                                                                    48                   51
                                                                          --------             --------

Total assets                                                              $  9,299             $ 11,226
                                                                          ========             ========


             LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------

Current liabilities:
     Current portion of long term debt                                    $     50             $     50
     Accounts payable                                                        1,137                1,227
     Other accrued liabilities                                               1,186                1,466
                                                                          --------             --------
              Total current liabilities                                      2,373                2,743

Long-term debt and financing obligations                                        46                   83

Commitments and contingencies

Stockholders' equity:
     Common stock, $.01 par value, 20,000,000 authorized,
     7,394,300 and 7,394,300 issued, respectively                               74                   74
     Additional paid-in capital                                             44,012               44,012
     Cumulative translation adjustment                                         (64)                 (64)
     Accumulated deficit                                                   (37,142)             (35,622)
                                                                          --------             --------
       Total stockholders' equity                                            6,880                8,400
                                                                          --------             --------

Total liabilities and stockholders' equity                                $  9,299             $ 11,226
                                                                          ========             ========


            See notes to unaudited consolidated financial statements

                        MICRO COMPONENT TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                  Three Months Ended            Nine Months Ended
                                               -----------------------       -----------------------
                                               Mar. 27,       Mar. 28,       Mar. 27,       Mar. 28,
                                                 1999           1998           1999           1998
                                               --------       --------       --------       --------
Net sales                                      $  4,028       $  3,567       $ 10,716       $ 12,539

Cost of sales                                     2,032          1,783          5,538          5,310
                                               --------       --------       --------       --------

Gross profit                                      1,996          1,784          5,178          7,229

Operating expenses:
      Selling, general and administrative         1,417          1,700          4,569          5,868
      Research and development                      708            888          2,140          2,868
                                               --------       --------       --------       --------

Total operating expenses                          2,125          2,588          6,709          8,736
                                               --------       --------       --------       --------

Loss from operations                               (129)          (804)        (1,531)        (1,507)

      Interest income, net                           18             23             61             95
      Other                                         (14)             8            (50)           135
                                               --------       --------       --------       --------

Total Interest and other                              4             31             11            230
                                               --------       --------       --------       --------

Net Income (loss)                              $   (125)      $   (773)      $ (1,520)      $ (1,277)
                                               ========       ========       ========       ========
Net income (loss) per share:
      Basic                                    $  (0.02)      $  (0.10)      $   (.21)      $  (0.18)
                                               ========       ========       ========       ========
      Diluted                                  $  (0.02)      $  (0.10)      $   (.21)      $  (0.18)
                                               ========       ========       ========       ========

Weighted average common and common
   equivalent shares outstanding:
      Basic                                       7,394          7,376          7,394          7,204
                                               ========       ========       ========       ========
      Diluted                                     7,394          7,376          7,394          7,204
                                               ========       ========       ========       ========

                  See notes to consolidated financial statement

                        MICRO COMPONENT TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                   Nine Months Ended
                                                                ----------------------
                                                                March 27,     March 28,
                                                                  1999          1998
                                                                --------      --------
Cash flows from operating activities:
     Net income (loss)                                           $(1,520)      $(1,277)
     Adjustments to reconcile net income (loss) to net cash
         Used by operating activities:
              Depreciation and amortization                          367           366

              Changes in assets and liabilities:
                  Accounts Receivable                                275           959
                  Inventories                                        425        (2,449)
                  Other  assets                                      (24)          126
                  Accounts payable                                   (90)         (580)
                  Other accrued liabilities                         (280)         (247)
                                                                 -------       -------
  Net cash used in operating activities                             (847)       (3,102)
Cash flows from investing activities:
     Maturity of short-term investments                               --         1,169
     Additions to property, plant and equipment                      (45)         (226)
                                                                 -------       -------
  Net cash provided by (used in) investing activities                (45)          943
Cash flows from financing activities:
     Payments of long-term debt                                      (37)         (287)
     Proceeds from issuance of stock                                  --            20
                                                                 -------       -------
  Net cash used in financing activities                              (37)         (267)
                                                                 -------       -------
  Net decrease in cash and cash equivalents                         (929)       (2,426)

Cash and cash equivalents at beginning of period                   2,532         5,360
                                                                 -------       -------

Cash and cash equivalents at end of period                       $ 1,603       $ 2,934
                                                                 =======       =======

            See notes to unaudited consolidated financial statements

                        MICRO COMPONENT TECHNOLOGY, INC.
                                    FORM 10-Q
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       INTERIM FINANCIAL STATEMENTS

         The accompanying unaudited, consolidated financial statements for the three and nine month periods ended March 27, 1999 have been prepared in accordance with the instructions for SEC Form 10-Q and, accordingly, do not include all disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.

         Interim unaudited financial results should be read in conjunction with the audited financial statements included in the SEC Annual Report, Form 10-K, for the fiscal year ended June 27, 1998.

         The results of operations for the three and nine months ended March 27, 1999 are not necessarily indicative of the operating results to be expected for the full year.

2.       EARNINGS PER SHARE

         Earnings per share are computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." Basic earnings per share are computed using the weighted average number of common shares outstanding during each period. Diluted earnings per share include the dilutive effect of common shares potentially issuable upon the exercise of stock options and warrants outstanding. Earnings per share data for the three and nine month periods ended March 27, 1999 and March 28, 1998 have been stated and restated, respectively, to conform to the provisions of SFAS No. 128. The following table reconciles the denominators used in computing basic and diluted earnings per share:

                                    Three months ended       Nine months ended
                                   ---------------------------------------------
                                   March 27,   March 28,   March 27,   March 28,
              (in thousands)         1999        1998        1999        1998
                                   ---------------------------------------------
         Weighted average common
           shares outstanding        7,394       7,376       7,394       7,204
         Effect of dilutive stock
           options and warrants (1)     --          --          --          --
                                   ---------------------------------------------
                                     7,394       7,376       7,394       7,204
                                   =============================================

         (1) The Company reported a loss for all periods presented. No adjustment made for the effect of stock options or warrants as effect is anti-dilutive.

3.       REPORTING OF COMPREHENSIVE NET INCOME OR (LOSS)

         In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS), No. 130 "Reporting Comprehensive Income" which establishes standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. Under this standard, certain revenues, expenses, gains, and losses recognized during the period are included in comprehensive income (loss), regardless of whether they are considered to be results of operations of the period. During the three and nine month periods ended March 27, 1999 and March 28, 1998, total comprehensive loss equaled net loss as reported on the Consolidated Statements of Operations.

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

                        MICRO COMPONENT TECHNOLOGY, INC.
                                    FORM 10-Q
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 27, 1999

Net sales for the third quarter fiscal 1999, ended March 27, 1999, increased 12.9% to $4.0 million compared to $3.6 million for the same period the previous year. Record sales of 5100 handlers and the shipment of the first Tapestry unit in the current year combined to generate the increase in sales. Although sales activity of the newer products designed to handle the newest technology showed strength during the quarter, the semiconductor capital equipment market remained soft in the current year, most notably in older products. While the market appears to be signaling the beginning of a recovery, net sales are expected to continue to be adversely affected for the foreseeable future, most pronounced in the older products.

Gross margins for the third quarter of fiscal 1999 were 49.6%, virtually flat compared to 50.0% the prior year. Current year sales included a greater mix of higher margin 5100 products, offset by the increased costs associated with production ramp up of the Tapestry product. Gross margins are expected to remain near the 50% level in the near term.

Selling, general and administrative expense in the third quarter of fiscal 1999 was $1.4 million compared to $1.7 million for the same quarter in 1998. The decrease in current year expense is the result of the cost reduction activities previously initiated by the Company.

Research and development expense for the third quarter fiscal 1999 was $0.7 million compared to $0.9 million the previous year. The decrease in spending in the current year resulted from reduced spending requirements related to R&D projects in process during this period. The Company expects to continue to make significant investments in new product development, and expects fourth quarter fiscal 1999 R&D expenses to approximate current quarter levels, based upon the projected needs of current and anticipated development projects.

The Company generated net interest income during the quarter of $18,000 as compared to $23,000 for the same period one year ago. The decrease resulted from lower levels of interest bearing cash equivalents and short-term investments in the current year.

Net loss for the third quarter of fiscal 1999 was $125,000, or $0.02 per share as compared to a net loss of $ 773,000 and $0.10 per share for the third quarter of fiscal 1998.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 27, 1999

Net sales for the first nine months of fiscal 1999 decreased 14.5 % to $10.7 million compared to $12.5 million for the same period the previous year. The weakness in the semiconductor capital equipment market during the current year adversely impacted sales, most notably in older products.

Gross margin for the first nine months of fiscal 1999 decreased to 48.3% from 57.7% for the same period the prior year. The decrease is primarily attributed to changes in product mix, shifting from older, higher margin products to products with lower margins. In addition, unabsorbed overhead costs related to lower production volumes further decreased gross margins in the current year.

Selling, general and administrative expense decreased by $1.3 million, or 22.1%, to $4.6 million in the first nine months of the current fiscal year, compared to $5.9 million for the same period in fiscal 1998. The decrease in expenses is the result of the cost reduction activities initiated by the Company in late fiscal 1998 and early fiscal 1999.

Research and development expense decreased to $2.1 million in fiscal 1999, as compared to $2.9 million in the previous year. The decrease in spending in the current year resulted from reduced spending requirements related to R&D projects in process during this period.

The Company generated net interest income during the current year of $61,000 as compared to $95,000 for the same period one year ago. The decrease resulted from lower levels of interest bearing cash equivalents and short-term investments in the current year.

Net loss for the first nine months of fiscal 1999 was $1.5 million, or $0.21 per share as compared to a net loss of $1.3 million, and $0.18 per share for the same period of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

As of March 27, 1999, the Company had cash and cash equivalents of $1.6 million compared to $2.5 million at June 27, 1998. Cash used in operations was $0.8 million during the current year, versus $3.1 million used in the previous year. Cash provided by reduced receivables and inventory partially offset the net loss in the current year. During fiscal 1998, increases in inventory and receivables to support new product launches combined with the net loss as the primary uses of cash.

Current assets at March 27, 1999 were $8.5 million, the current ratio was 3.6 and working capital was $6.2 million, versus $10.1 million, 3.7 and $7.4 million, respectively, at June 27, 1998.

The Company maintains a $5 million secured line of credit with a bank, which was unused at March 27, 1999. Management believes that cash and cash equivalents at March 27, 1999 and funds available through its bank line of credit will sustain the Company's continuing operations at their current levels, for the foreseeable future.

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

The Company completed an initial assessment of its internal information systems and determined that most of the application software and internal information systems, other than the Company's primary manufacturing and accounting system:
(1) are year 2000 compliant; (2) can be upgraded to be year 2000 compliant without significant cost or effort; or (3) do not pose a significant issue to the Company if left uncorrected. With regard to the Company's primary manufacturing and accounting system, the Company contracted with the software vendor and related hardware supplier to bring these systems year 2000 compliant. The upgrade process was completed in the 2nd quarter of fiscal 1999. Total costs to upgrade the Company's internal information systems, most of which have been paid, are not material to the operations of the Company, and are expected to be less than $100,000.

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

IMPACT OF ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information" which is required to be adopted for the fiscal year beginning June 28, 1998. At that time, the Company will be required to disclose certain financial and descriptive information about its operating segments as redefined by SFAS No. 131. The Company is in the process of assessing the impact of SFAS No. 131.

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing accounting standards. SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to such derivative. Adopting the provisions of SFAS 133 are not expected to have a material effect on the Company's financial statements. The standard is effective for the Company in fiscal 2000.

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

                        MICRO COMPONENT TECHNOLOGY, INC.
                                    FORM 10-Q
                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On February 11, 1999, the Company entered into an agreement with the Securities and Exchange Commission (the "Commission") resolving the investigation of the Company by the Commission with respect to certain financial reporting discrepancies announced by the Company in April 1994 dating back to fiscal 1993 and the first two quarters of fiscal 1994. Without admitting or denying any wrongdoing, the Company has agreed to an order of the Commission that it will not in the future violate federal securities law provisions governing, among other things, the maintenance of books and records and periodic reporting. There were no fines or other penalties imposed upon the Company.

6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:  10.R   Second Amendment to Credit and Security Agreement
               (Eximbank Guaranteed Loan), dated February 16, 1999 between
               Norwest Bank Minnesota N.A and Micro Component Technology, Inc.

               10.S   Second Amendment to Credit and Security Agreement, dated
               May 6, 1999 between Wells Fargo Business Credit, Inc. and
               Micro Component Technology, Inc.

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




                                       Micro Component Technology, Inc.
                                       Registrant


Dated:  May 7, 1999                    By:   /s/Roger E. Gower
                                       --------------------------------------
                                       Roger E. Gower
                                       President and Chief Executive Officer


                                       And


Dated:  May 7, 1999                    By:   /s/ Jeffrey S. Mathiesen
                                       --------------------------------------
                                       Jeffrey S. Mathiesen
                                       Chief Financial Officer
                                       Chief Accounting Officer

                        MICRO COMPONENT TECHNOLOGY, INC.
                                    FORM 10-Q
                                  EXHIBIT INDEX



Exhibit
Number                                                                      Page


10.R   Second Amendment to Credit and Security Agreement (Eximbank
       Guaranteed Loan), dated February 16, 1999 between Norwest Bank
       Minnesota N.A and Micro Component Technology, Inc.                    15

10.S   Second Amendment to Credit and Security Agreement , dated
       May 6, 1999 between Wells Fargo Business Credit, Inc. and Micro
       Component Technology, Inc.                                            19

27     Financial Data Schedule                                               24