Form 10-K
period 1999-06-26
MICRO COMPONENT TECHNOLOGY INC
filed 1999-09-24
CIK 911149

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       FOR FISCAL YEAR ENDED JUNE 26, 1999
                                       OR

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

               2340 WEST COUNTY ROAD C, ST. PAUL, MINNESOTA 55113
                    (Address of principal executive offices)
        Registrant's telephone number, including area code (651) 697-4000

        Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.01 PAR VALUE
                                (Title of Class)

            Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ___X___ No _______

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

            The aggregate market value of the common stock held by non-affiliates of the Registrant on September 2, 1999 (based upon the closing price of those shares on the NASDAQ National Market System) was approximately $20.4 million.

Number of shares outstanding of the Registrant's Common stock, as of September 2, 1999, is 7,476,922.

                       DOCUMENTS INCORPORATED BY REFERENCE

            Portions of the Registrant's Definitive Proxy Statement for the annual meeting of stockholders (the "Proxy Statement"), and to be filed within 120 days after the Registrant's fiscal year ended June 26, 1999, are incorporated by reference into Part III.

                        MICRO COMPONENT TECHNOLOGY, INC.


TABLE OF CONTENTS
                                                                                           PAGE
PART I

      ITEM  1. Business....................................................................   4

      ITEM  2. Properties..................................................................  11

      ITEM  3. Legal Proceedings...........................................................  11

      ITEM  4. Submission of Matters to a Vote of Security Holders.........................  11

PART II

      ITEM  5. Market for Registrant's Common Stock and Related Stockholder Matters........  11

      ITEM  6. Selected Financial Data.....................................................  12

      ITEM  7. Management's Discussion and Analysis of Results of Operations and
                     Financial Condition...................................................  14

      ITEM  8. Financial Statements and Supplementary Data.................................  19

      ITEM  9. Changes in and Disagreements with Accountants on Accounting and
                     Financial Disclosure..................................................  19

PART III

      ITEM 10. Directors and Executive Officers of the Registrant..........................  19

      ITEM 11. Executive Compensation......................................................  19

      ITEM 12. Security Ownership of Certain Beneficial Owners and
                        Management.........................................................  19

      ITEM 13. Certain Relationships and Related Transactions..............................  19

PART IV

      ITEM 14. Exhibits, Financial Statement Schedules, and Reports on
                        Form 8-K...........................................................  20

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS................................................. F-1

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

                                   THE COMPANY
ITEM 1.  BUSINESS

GENERAL

            Unless the context otherwise requires, references in this Annual Report on Form 10-K to "MCT", "Registrant" and the "Company" refer to Micro Component Technology, Inc. and its consolidated subsidiaries. MCT was incorporated in Minnesota on June 20, 1972, was reorganized as a Delaware corporation on June 28, 1983 and reorganized as a Minnesota corporation on November 6, 1996. MCT has one wholly owned active subsidiary, Micro Component Technology Asia Pte. Ltd. ("MCT Asia"). The Company's principal executive offices are located at 2340 West County Road C, St. Paul, Minnesota 55113 and its telephone number at that location is (651) 697-4000.

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

            On June 29, 1999, the Company acquired certain assets and assumed certain liabilities of the Systems Integration unit of FICO America, Inc., forming the Infinity Systems Division of the Company to develop and implement Manufacturing Execution Systems ("MES") and factory control systems to customers in the semiconductor industry.

            On September 18, 1999, the Company entered into a definitive merger agreement to acquire Aseco Corporation, a Massachusetts based manufacturer of handling equipment. The acquisition, currently valued at $16.3 million, subject to adjustment under certain terms of the agreement, is structured as a stock for stock purchase and is expected to close in December 1999. The agreement has been approved by the Board of Directors of both companies and is subject to approval by the shareholders of each company and regulatory agencies.

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

            TAPESTRY CHIP SCALE AND WAFER LEVEL HANDLER
            The new MCT Tapestry Handling System Model PH-I is a versatile, high throughput, and highly parallel test handling and thermal conditioning system, for devices that are in panel or strip format. The system is capable of handling fine pitch Chip Scale Packages (CSPs), (mu)BGA, Chip Array, Ball Grid Array
(BGA), and other over-molded devices on laminated panels or strips. The system is also capable of handling leaded devices in strip format including TSOP, TSSOP, SOIC, MSOP, SOTs and other packages in lead-frames. Using standard industry interfaces, the system is designed to function as a stand-alone system, or can be integrated into an in-line process with other equipment such as lead/ball inspect, mark, mark inspect, singulation, and tape and reel. The Company began delivering Tapestry Handling Systems to customers in the third quarter of fiscal 1999.

              The MCT Tapestry Handling System consists of a Multi-Cassette Input Module, a Tri-Temp (-40(degree)C to +125(degree)C) Test Module, and a Multi-Cassette Output Module. The system is controlled by a Pentium(R) PC system running Windows(R) NT and C++. The system has been designed to meet safety and ergonomic specifications for handling equipment including Semi S2-93A, S8-95, and CE Mark, and is year 2000 compliant. The system has several available options for factory automation and communication including GEM/SECS II capability.

            A wafer-handling version of the Tapestry Handling System, Model WH-I, is available and targeted at handling Wafer Level Packages. New wafer level packaging technology is emerging and may be the ultimate solution for package miniaturization. The system is capable of handling larger profile package formats including complete wafers and glass substrates. Like the Tapestry PH-I system, the system is cassette based and can function as a stand-alone system or be integrated with other in-process systems.

            MCT 5100 FINE PITCH SURFACE MOUNT DEVICE HANDLER
            The MCT 5100 Handler is a high-speed handler for handling small outline integrated circuits ("SOIC"). The new fine pitch SOIC packages are very light and are difficult to handle in traditional gravity feed handlers. These devices range from 0.110 inches wide to 0.300 inches wide and have lead pitch down to 0.012 inches. The MCT 5100 Handler uses a combination of gravity feed and pick and place technology to reliably move parts through the handler. The MCT 5100 Handler is capable of testing one or two devices in parallel with throughput of 14,400 units per hour with an index time of only .500 seconds. This makes the MCT 5100 Handler one of the fastest handlers available in the market today. The system is controlled by a high speed computer that monitors all functions of the handler and is capable of producing reports to operators and management describing test efficiency, handler uptime, test yield, operator identification, lot statistics and other customer defined data. The handler can be configured with several different kits for varying customer requirements. The Company began shipping this product in volume in the last half of fiscal 1997 and this product continued to represent a significant portion of equipment sales in fiscal 1999.

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

            MCT 7632 FINE PITCH PICK AND PLACE HANDLER
            The MCT 7632 Handler is a handler for high volume manufacturing of memory and other semiconductor devices. The MCT 7632 Handler can accommodate a large variety of package types including the traditional QFP, TQFP, PLCC, LCC and PGA packages and the more difficult to handle SOIC, TSOP, TSSOP, and (mu)BGA packages. The handler uses pick and place technology to pick up devices from carriers, move them to the test site, and then move them to the appropriate bin after test. The MCT 7632 Handler can test from 1 to 32 devices in parallel at temperatures ranging from -60(Degree)C to +160(Degree)C. The handler has a unique capability of being able to load and unload devices from carriers while testing without interrupting system operation. This capability provides for very high throughput and ease of use in a production environment. The MCT 7632 Handler is controlled by a high speed computer that monitors all functions of the handler and is capable of producing reports to operators and management describing test efficiency, handler uptime, test yield, operator identification, lot statistics and other customer defined data.

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

            High throughput is achieved on the MCT 4610 Handlers through short intervals between tests, a lower device jam rate and, in the case of the 4610 DUAL Handler, the utilization of two test sites. Dual test sites allow devices to be tested in parallel or in alternation, which maximizes tester usage, by testing one IC device while another IC device is being moved to the test site.

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

            During fiscal 1995, the Company sold its 1149 product line to Megatest Corporation, allowing the Company to focus upon recapturing the market leader position among U.S. based test handler companies. The Company did retain its mature tester product line, the MCT 2000 series. The Company performs board repair and maintenance contracts, refurbishes units and provides spare parts and additional pincards as a means of supporting the large installed base of equipment.

            In addition to the ongoing support, the Company offers an upgraded workstation for controlling these test systems. The MCT Workstation 2000 is a Pentium PC based workstation that provides much greater throughput by reducing test times up to 60% on certain device types. The Workstation 2000 can be installed in the field on existing test systems, significantly increasing test capacity of the installed test systems. Sales of the Workstation 2000 began in fiscal year 1996.

            See Management's Discussion and Analysis of Results of Operations and Financial Condition for a discussion of certain risk factors related to the sale of these new products.

MARKETING AND SALES

            The Company's marketing and sales efforts are organized around three regional divisions: North America, Asia, and Europe. The Company markets its products primarily to IC device manufacturers through its own sales force and, in selected geographical areas, through independent sales representatives and distributors.

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

            MCT ASIA
            As semiconductor manufacturers move responsibility for ATE purchasing to the factory level, the Company's operations in the Pacific Rim region have become increasingly important. With a presence established more than 20 years ago, the Company operates MCT Asia Pte., Ltd., and its wholly owned subsidiary, MCT Asia (Penang) Sdn. Bhd., with offices in Singapore and Penang, Malaysia respectively. MCT Asia, the regional headquarters, also controls 85% of a company, MCT Beijing, in a partnership with the Institute for Integrated

Circuit Testing in Beijing, PROC. To supplement the region's sales and service coverage, MCT Asia uses sales representative companies and distributors in the Philippines, Korea, Taiwan and China.

            The Company has stationed service engineer personnel in Singapore, Malaysia, Thailand and the Philippines for rapid response to any customer problem in the Far East. Additionally, a complete board-repair facility in Penang, Malaysia provides the Company's Asian customers with local board service and repair capabilities.

WORLDWIDE SUPPORT

            Through its foreign subsidiary and sales representative companies and distributors, the Company maintains customer support centers in 18 offices worldwide, located in the U.S., the Far East, and Europe. The Company believes that its direct sales, service and applications personnel add significant value to its products, thereby enhancing their marketability and fostering long-term customer loyalty. The sales staff encourages "partnering" relationships in which the Company's sales and engineering personnel are assigned to work closely with the Company's major customers to determine the most cost-effective solutions for their ATE needs. As a result, the customer gains detailed insight into the benefits of the Company's product offerings and the Company has an opportunity to demonstrate its products as optimized for that customer.

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

            During fiscal 1999, one customer, Amkor Technology, Inc. accounted for 27% of the Company's sales. In fiscal 1998 no single customer accounted for 10% of the Company's sales and in fiscal 1997 ST Microelectronics, Inc. accounted for approximately 17% of the Company's sales. The Company expects that Amkor will continue to be a significant customer in fiscal 2000.

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

BACKLOG

            At June 26, 1999, the Company's backlog of unfilled orders was $3.9 million, compared with $3.6 million as of June 27, 1998. A significant portion of the backlog at June 26, 1999 is expected to be shipped in the first half of fiscal year 2000. Since a large majority of the shipments made in a given quarter are usually made during the latter part of the quarter, and since a significant portion of shipments in a given quarter are booked during that same quarter, backlog as of a date in the middle of the quarter will typically be greater than backlog at quarter end. The Company includes in backlog only those orders to which a purchase order number has been assigned by the customer and for which a delivery schedule has been specified. All orders are subject to cancellation by the customer with limited charges. The Company's backlog at a particular date is not necessarily indicative of actual sales for any succeeding period.

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

            For fiscal years 1999, 1998 and 1997, the Company's expenses relating to research and development were $2.8 million, $3.7 million, $3.9 million, respectively.

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

EMPLOYEES

            As of June 26, 1999, the Company had a total of 128 employees including eleven contract people: 59 (or 46%) engaged in manufacturing, 33 (or 26%) in engineering and research and development, 18 (or 14%) in sales, marketing and service, and 18 (or 14%) in administration. Many of the Company's employees are highly skilled, and the Company believes its future success will depend in large part on its ability to attract and retain such employees. None of the Company's employees is covered by a collective bargaining agreement, and the Company has experienced no work stoppages. The Company considers its employee relations to be good.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

            The Company operates in three geographic areas. Summarized data for the Company's operations are included in Note 10 of Notes to Consolidated Financial Statements, included elsewhere herein.

ITEM 2.  PROPERTIES

            The Company's principal executive and administrative offices as well as its manufacturing operations utilize approximately 69,000 square feet in a facility in St. Paul, Minnesota. This facility is leased through April 2007.

ITEM 3.  LEGAL PROCEEDINGS

            There are no material pending legal, governmental, administrative or other proceedings to which the Company is a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            There were no matters submitted to a vote of security holders during the quarter ended June 26, 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

            From October 18, 1993 until September 15, 1994, the Company's common stock was traded on NASDAQ's National Market System. From September 15, 1994 until October 23, 1995 it was traded on the OTC Bulletin Board. From October 23, 1995 until June 19, 1996 the stock was traded on the NASDAQ Small Cap Market. The stock resumed trading on the NASDAQ National Market System (Nasdaq: MCTI) on June 19, 1996.

            The following table sets forth the high and low prices for the Company's common stock as reported by NASDAQ for the periods indicated:

                                    Fiscal 1999           Fiscal 1998
                                 -------------------    ----------------
                                 High         Low       High         Low
                                 ----         ---       ----         ---
            First Quarter        $1 1/16    $15/32      $5 5/8    $3 1/4
            Second Quarter       $2         $7/16       $5 3/8    $1 1/2
            Third Quarter        $2 7/8     $1 5/32     $2 1/2    $1 3/8
            Fourth Quarter       $2 3/4     $1 27/32    $2        $1

            The above prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The approximate number of holders of record of the common stock as of September 2, 1999 was 244.

            The Company has never declared or paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain future earnings to fund the development and growth of its business. The Company's bank line of credit prohibits the payment of cash dividends without the bank's consent.

            During the past three fiscal years, the Company made the following sales of unregistered securities:

            On November 24, 1997, the Company converted 315,789 shares of Class A preferred stock to common stock on a one-for-one basis. There were no dividends accrued or paid on the preferred stock. The Company no longer has shares of preferred stock outstanding. The issuance of the shares of common stock was exempt from registration pursuant to section 3(a)(9) of the Securities Act of 1933. The Company paid no discounts or commissions to solicit the conversion.

ITEM 6.  SELECTED FINANCIAL DATA

                        MICRO COMPONENT TECHNOLOGY, INC.
                      SELECTED CONSOLIDATED FINANCIAL DATA
                      (in thousands, except per share data)


                                                        June 26,    June 27,     June 28,     June 29,    June 24,
                                                         1999       1998 (1)       1997       1996 (2)    1995 (2)
                                                         ----       --------       ----       --------    --------
STATEMENT OF OPERATIONS DATA - YEAR ENDED:
      Net sales ...................................    $ 15,171     $ 16,975     $ 16,129     $ 22,318    $ 23,635
      Gross profit ................................       7,632        7,380        9,219       12,999      10,739
      Income (loss) from operations ...............      (1,447)      (4,202)      (1,836)       2,330       1,923
      Income (loss) from continuing operations ....      (1,466)      (3,879)      (1,563)       2,568       1,566
      Discontinued operations (3) .................          --           --           --          652      (3,897)
      Income (loss) before extraordinary item .....      (1,466)      (3,879)      (1,563)       3,220      (2,331)
      Extraordinary item (4) ......................          --           --           --           --       1,005
      Net income (loss) ...........................      (1,466)      (3,879)      (1,563)       3,220      (1,326)
      Net income (loss) applicable to common
      stock .......................................    $ (1,466)    $ (3,879)    $ (1,563)    $  3,220    $ (1,326)
    Per Share Data - diluted:
      Income (loss) from continuing operations ....    $  (0.20)    $  (0.54)    $  (0.22)    $   0.35    $   0.30
      Discontinued operations .....................          --           --           --         0.09       (0.74)
      Extraordinary item (4) ......................          --           --           --           --        0.19
      Net income (loss) per share .................    $  (0.20)    $  (0.54)    $  (0.22)    $   0.44    $  (0.25)
      Shares used to compute earnings (loss)
        per share, diluted ........................       7,396        7,248        7,030        7,246       5,240

Selected Balance Sheet Data:
      Working capital .............................    $  6,265     $  7,385     $ 11,008     $ 12,638    $  2,839
      Net assets of discontinued operations (3) ...          --           --           --           --         977
      Total assets ................................       9,990       11,226       15,792       16,980      11,532
      Current obligations under debt facilities and
      financing obligations .......................          51           50          300          352         363
      Long-term debt and financing
      obligations .................................          33           83          133          183          41
      Redeemable convertible preferred
         stock ....................................          --           --        1,500        1,500       1,500
      Total stockholders' equity (deficit) ........    $  6,952     $  8,400     $ 12,219     $ 13,709    $  4,618

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

QUARTERLY RESULTS, FISCAL 1999 AND 1998

            The following table presents selected unaudited quarterly operating results for the Company for the eight fiscal quarters ended June 26, 1999.

                                                                    (in thousands, except per share data)
                                                                         Three-Month Periods Ended
                                                       Fiscal 1999                                    Fiscal 1998
                                       --------------------------------------------   -------------------------------------------
                                       Sept. 26,   Dec. 26,     Mar. 27,   June 26,   Sept. 27,   Dec. 27,    Mar. 28,    June 27,
                                         1998        1998        1999        1999       1997        1997        1998        1998
                                       ------------------------------------------------------------------------------------------
Net sales..........................    $ 3,668     $ 3,020     $ 4,028     $ 4,455    $ 4,450     $ 4,522     $ 3,567     $ 4,436
Gross profit ......................      1,733       1,449       1,996       2,454      2,970       2,475       1,784         151
Income (loss) from
     operations ...................       (824)       (578)       (129)         84       (104)       (599)       (804)     (2,695)
Net income (loss)..................    $  (819)    $  (576)    $  (125)    $    54    $    16     $  (520)    $  (773)    $(2,602)
Per share data - basic
    and diluted:
      Net income (loss)............    $ (0.11)    $ (0.08)    $ (0.02)    $  0.01    $  0.00     $ (0.07)    $ (0.10)    $ (0.35)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF CONTINUING OPERATIONS

            The following table sets forth, for the periods indicated, certain items in the Company's statements of operations as a percentage of net sales:

                                                    Year Ended
                                           ------------------------------
                                           June 26,   June 27,   June 28,
                                             1999       1998       1997
                                             ----       ----       ----
Net sales ...............................    100.0 %    100.0 %    100.0 %
Cost of sales ...........................     49.7       56.5       42.8
                                              ----       ----       ----

Gross margin ............................     50.3       43.5       57.2

Operating expenses:
      Selling, general and administrative     41.4       46.4       44.2

      Research and development ..........     18.4       21.9       24.4
                                              ----       ----       ----

            Total operating expenses ....     59.8       68.3       68.6
                                              ----       ----       ----

Loss from operations ....................     (9.5)     (24.8)     (11.4)

      Other income (expense), net .......     (0.2)       1.9        1.7
                                              ----       ----       ----

Loss before income taxes ................     (9.7)     (22.9)      (9.7)

Income tax provision ....................       --         --         --
                                              ----       ----       ----

Net loss ................................     (9.7) %   (22.9) %    (9.7) %
                                              ====       ====       ====

GENERAL MARKET CONDITIONS

            The Company operates exclusively in the semiconductor capital equipment market, which went into a significant downturn beginning in early fiscal 1998, and intensified throughout the remainder of fiscal year and throughout most of fiscal year 1999. The downturn was provoked by the economic crisis in Southeast Asia, where much of the Company's equipment is sold and used. These market and economic conditions have adversely impacted the Company's net sales and operating results for fiscal 1999 and 1998. Late in fiscal 1999, the market began to stabilize and show signs of a gradual recovery, which management believes will facilitate improved sales and operating results for the Company in fiscal 2000.

FISCAL YEARS ENDED JUNE 26, 1999 AND JUNE 27, 1998

NET SALES. Net sales for fiscal year 1999 were $15.2 million, a decrease of 10.6% from $17.0 million in fiscal year 1998. Sales of the Company's newest products, the 5100 handler, introduced in mid-fiscal 1997, and the 7632 and Tapestry handlers, both of which first shipped to customers in fiscal 1999, increased over the prior year, partially offsetting the sales decline of the Company's more mature products.

            As detailed in Note 10 of Notes to Consolidated Financial Statements, sales increased year over year in the Far East, but decreased comparatively in the United States and Europe. The increase in shipments to the Far East resulted primarily from increased business with several key and new customers in that region. The decrease in sales in the United States and Europe was primarily the result of the depressed market conditions.

            The Company expects sales to gradually improve with the anticipated recovery of the semiconductor capital equipment market in fiscal year 2000; however, no assurance can be made that a sales increase will occur. Continued growth of the Company's newer products are expected to generate the majority of the Company's sales increase as customers are anticipated to continue to migrate to smaller devices and chip-scale packages, and transition testing processes to strip, panel and wafer levels.

GROSS PROFIT. Gross profit in fiscal 1999 increased 3.4% or $0.2 million, to $7.6 million from $7.4 million in fiscal 1998, and gross margin increased to 50.3% in fiscal 1999 from 43.5% in the previous year. In the prior year, the Company recorded one-time charges of approximately $2.0 million for increased reserves for excess and obsolete inventory as a result of the depressed and changing market conditions. Prior to these charges, gross profit was $9.5 million and gross margin was 55.7%. The decrease in gross margin, prior to one-time charges resulted from the shift in product mix from certain older, higher margin products and the decreased overhead absorption on lower production levels in the current year. The Company expects gross margins in the near future to be consistent with the average levels for fiscal 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative ("SG&A") expense decreased by $1.6 million or 20.2%, to $6.3 million in fiscal 1999 from $7.9 million in the prior year. As a percentage of net sales, SG&A expense decreased to 41.4% in the current year versus 46.4% in fiscal year 1998. This decrease resulted from cost reduction activities initiated by the Company beginning in fiscal 1998, in response to the downturn in the semiconductor capital equipment market.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development ("R&D") expense decreased by $0.9 million, or 24.5%, to $2.8 million in the current year from $3.7 million in fiscal year 1998. As a percentage of net sales, R&D expense decreased to 18.4% from 21.9% for last year. The Company chose to maintain a high level of R&D spending throughout the downturn in semiconductor capital equipment market to ensure that it could support the launch of the newer products and continue to fund other product development projects. These efforts are allowing the Company to enter markets and attract customers not previously served by the Company.

NET INTEREST INCOME /(EXPENSE). Net interest income decreased during the current year due to decreased holdings of interest bearing cash equivalents throughout the year.

INCOME TAX PROVISION. During fiscal years 1999 and 1998, the Company incurred minimal tax liabilities primarily related to foreign taxes. The Company has recorded valuation allowances against all benefits associated with net operating loss carryforwards due to uncertainty regarding their ultimate realization.

NET INCOME. Net loss for fiscal year 1999 was $1.5 million, or $0.20 per share.

FISCAL YEARS ENDED JUNE 27, 1998 AND JUNE 28, 1997

GENERAL COMMENTS. As a result of the market downturn that began in fiscal 1998, the Company initiated cost reduction actions and adjusted its reserve assumptions in fiscal 1998, recording inventory and other charges totaling $2.3 million. Of these charges, $2.0 million represented a provision for excess and obsolete inventory, reflected in cost of sales. The remainder of the charges, primarily impacting operating expenses, related mainly to cost reduction activities initiated by the Company.

NET SALES. Net sales for fiscal year 1998 were $17.0 million, an increase of 5.2% over $16.1 million in fiscal year 1997. Sales of the 5100 and 4610 handlers increased in fiscal 1998 while sales of older handler and tester products decreased as compared to fiscal 1997. The product mix shift from older products to newer products was precipitated by the downturn in the semiconductor capital equipment market.

GROSS PROFIT. Gross profit in fiscal 1998 decreased 19.9% or $1.8 million to $7.4 million from $9.2 million in fiscal 1997, and gross margin decreased to 43.5% in fiscal 1998 from 57.2% in the previous year, primarily as a result the previously discussed inventory and other charges in fiscal 1998. Prior to these charges, fiscal 1998 gross profit was $9.5 million and gross margin was 55.7%, reflecting slightly higher sales, offset by product mix shift to lower margin products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. SG&A expense increased by $0.8 million or 10.5%, to $7.9 million in fiscal 1998 from $7.1 million in the prior year. As a percentage of net sales, the SG&A expense increased to 46.4% in the current year versus 44.2% in fiscal year 1997. The increase in fiscal 1998 expenses resulted from increased investments in sales and marketing initiated in fiscal 1997.

RESEARCH AND DEVELOPMENT EXPENSE. R&D expense decreased by $0.2 million, or 5.7%, to $3.7 million in the current year from $3.9 million in fiscal year 1997. As a percentage of net sales, R&D expense decreased to 21.9% from 24.4% for last year. The Company chose to maintain a high level of R&D spending during the downturn in semiconductor capital equipment market to ensure that it could support the launch of the newer products and continue to fund other product development projects.

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

LIQUIDITY AND CAPITAL RESOURCES

            Cash used in operations was $0.5 million, $3.5 million, and $0.7 million in fiscal years 1999, 1998 and 1997, respectively. The net loss was the primary use of cash in fiscal 1999, while the net loss and inventory purchases were the primary uses of cash in fiscal 1998 and 1997.

            Capital expenditures totaled $0.1, $0.3 million and $0.5 million in fiscal years 1999, 1998 and 1997, respectively. Capital purchases have been primarily for production and computer equipment and leasehold improvements.

            At June 26, 1999, the Company had cash and cash equivalents of $1.9 million, compared to $2.5 million at June 27, 1998. The current ratio was 3.1 and working capital was $6.3 million at June 26, 1999, compared to 3.7 and $7.4 million, respectively, at June 27, 1998.

            The Company maintains a $5 million secured line of credit with a bank, which was unused at June 26, 1999 and June 27, 1998. The amount available for borrowing is calculated as a percentage of eligible accounts receivable and inventory, and amounted to approximately $2.8 million at June 26, 1999.

            The Company's anticipated capital needs for fiscal 2000, prior to acquisitions, are expected to be comparable to current year levels and concentrated in development of additional handler products and upgrading its management information systems. The Company expects to use funds for the business acquisitions described in Item I. Management believes that cash and cash equivalents on hand at June 26, 1999, and funds available through its bank line of credit are sufficient to finance such acquisitions and sustain the Company's continuing operations at the projected level for the foreseeable future. Management believes that it will be able to raise additional capital and / or negotiate an increase to its bank line of credit at terms acceptable to the Company if required, but no assurance can be made that such financing will be available if needed. The Company may acquire other companies, product lines or technologies that are complementary to the Company's business and the Company's working capital needs may change as a result of such acquisitions.

FEDERAL TAX MATTERS

            The Company paid only nominal federal and state income taxes in fiscal years 1999, 1998 and 1997. At June 26, 1999, the Company had federal net operating loss carryforwards for tax reporting purposes of approximately $32.9 million, a portion of which is subject to annual limitation under Section 382 of the Internal Revenue Code. See Note 6 of Notes to Consolidated Financial Statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            The vast majority of the Company's transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically had little impact on the Company. Inflation has not been a significant factor in the Company's operations over the last three fiscal years, and it is not expected to affect operations in the future. The Company's bank line of credit carries a variable interest rate. Though the line was unused at June 26, 1999, an increase in the interest rate could expose the Company to market risk in the event the Company is required to borrow under the line to finance its operations in the future. At June 26, 1999, all of the Company's outstanding long-term debt carries interest at a fixed rate. There is no material market risk relating to the Company's long-term debt.

IMPACT OF ACCOUNTING STANDARDS

            Effective fiscal 1999, the Company adopted Statement on Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires that changes in the amounts of certain items, including foreign currency translation adjustments, be presented in the Company's financial statements.

            In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which was adopted by the Company in fiscal year 1999. The statement requires disclosure of certain financial and descriptive information about operating segments as redefined by SFAS No. 131. The Company operates in one business segment.

            In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing accounting standards. SFAS No. 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to such derivative. Management has not yet completed an assessment of the impact of adopting the provisions of SFAS No. 133 on the Company's financial statements. The standard is effective for the Company in fiscal 2001.

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

            The Company completed a review of its internal information systems and determined that most of the application software and internal information systems, other than the Company's primary manufacturing and accounting system:
(1) are year 2000 compliant; (2) can be upgraded to be year 2000 compliant without significant cost or effort; or, (3) do not pose a significant issue to the Company if left uncorrected. With regard to the Company's primary manufacturing and accounting system, the Company contracted with the software vendor and related hardware supplier to bring these systems year 2000 compliant. The upgrade was completed in the second quarter of fiscal 1999. All other significant application software, hardware and internal information systems which were identified as not year 2000 compliant have been upgraded or replaced. Total costs to upgrade the Company's internal information systems, most of which have been paid, are not material to the operations of the Company, and are expected to be less than $100,000.

            The Company has completed an assessment of non-IT systems within the Company to determine if they are year 2000 compliant. The Company has upgraded or replaced all significant non-IT systems that were identified as not year 2000 compliant. Although the Company is not aware of any material operational issues or costs associated with preparing its internal systems for the year 2000, there can be no assurance that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal operating systems, which are composed predominately of third party software and hardware technology.

            The Company is in the process of determining the impact that third parties suppliers and vendors that are not year 2000 compliant may have on the operations of the Company. Non-compliance by any of the Company's major distributors, suppliers, customers, vendors, or financial organizations could result in business disruptions that could have a material adverse affect on the Company's results of operations, liquidity and financial condition. To date, the Company is not aware of any such third parties with year 2000 issues that would materially impact the Company's results of operations, liquidity or financial condition. The Company plans on developing a contingency plan once it has completed its assessment of significant party compliance. The contingency plan will be developed to minimize the Company's exposure to work slowdowns or business disruptions and any adverse affects on the Company's results of operations.

            The Company completed an assessment and test of the software components of its products for year 2000 compliance, and determined that no significant modifications are required to products currently offered or actively marketed within the past five years. The Company does not believe that its products contain undetected errors or defects associated with year 2000 date functions that may result in material costs to the Company, including repair costs and costs incurred in litigation due to any such defects; however, there can be no assurance that such errors or defects do not exist. Many commentators have stated that a significant amount of litigation will arise out of year 2000 compliance issues. Because of the unprecedented nature of such litigation, there can be no assurance that the Company will not be materially adversely affected by claims related to year 2000 compliance.

RISK FACTORS

            Except for the historical information contained herein, certain of the matters discussed in this report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These "forward-looking statements" involve certain risks and uncertainties, including, but not limited to, the following: (1) fluctuations and periodic downturns in the semiconductor market, as currently being experienced, which often have had a disproportionately negative effect on manufacturers of semiconductor capital equipment; (2) rapid changes in technology and in tester and handler products, which the Company must respond to successfully in order for its products to avoid becoming noncompetitive or obsolete; (3) customer acceptance of the Company's new products, including the MCT 5100, MCT 5200, MCT 7632 and MCT Tapestry handlers, in which the Company has invested significant amounts of inventory; (4) possible loss of any of the Company's key customers, who account for a substantial percentage of the Company's business; (5) the possible adverse impact of competition in markets which are highly competitive, including increased pressure on pricing and payment terms which may adversely affect net sales and gross margins and increase the Company's exposure to credit risk; (6) the possible adverse impact of economic or political changes in markets the Company serves, including the uncertain economic situation currently facing Southeast Asia; (7) the possible adverse impact on the Company's operations or material costs which may be incurred by the Company due to undetected errors or defects in preparing its internal operating systems for the year 2000; and, (8) the possible adverse impact on the Company's operations or material costs which may be incurred by the Company arising from year 2000 related repair costs or litigation due to undetected errors or defects in its products which use software. All forecasts and projections in this report are "forward-looking statements," and are based on management's current expectations of the Company's near-term results, based on current information available pertaining to the Company, including risk factors discussed above. Actual results could differ materially.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            The information required by this item concerning the Company's directors and executive officers is incorporated by reference from the Company's Proxy Statement to be filed no later than 120 days following the close of the fiscal year ended June 26, 1999.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)1.  CONSOLIDATED FINANCIAL STATEMENTS                                   PAGE

Index to Consolidated Financial Statements.............................     F-1
Independent Accountants' Report........................................     F-2
Consolidated Balance Sheets as of June 26, 1999, and June 27, 1998.....     F-3
Consolidated Statements of Operations for the Years Ended June 26,
      1999, June 27, 1998, and June 28, 1997...........................     F-4
Consolidated Statements of Changes in Stockholders' Equity
      for the Years Ended June 26, 1999, June 27, 1998, and June 28,
      1997.............................................................     F-5
Consolidated Statements of Cash Flows for the Years Ended June
      26, 1999, June 27, 1998, and June 28, 1997.......................     F-6
Notes to Consolidated Financial Statements.............................     F-7

(a)3. EXHIBITS
3A.         Bylaws of the Company. (11)
3B.         Articles of Incorporation of the Company. (11)
4.          Specimen Certificate of Common stock. (1)
10A.        Agreements between the Company and Hambrecht & Quist Guaranty
            Finance.
            10A.i.      Warrant Purchase Agreement dated July 22, 1992. (1)
            10A.ii.     Second Common stock Warrant Purchase Agreement dated
                        August 10, 1993. (1)
            10A.iii.    First Amendment to Restated Financing Agreement dated
                        August 24, 1994, with attached Amendment to Warrant
                        Purchase Agreement and Warrants. (2)
            10A.iv.     Warrant Amendment Agreement dated October 31, 1995. (7)
10B.        Incentive Stock Option Plan as amended through June 27, 1996. (9)
10C.        Incentive Bonus Plan adopted by the Board of Directors of the
            Company on May 26, 1993. (1)
10D.        Form of Non-Competition Agreement between the Company and certain senior executive officers. (1)
10E.        Asset Purchase Agreement and Preferred Stock Purchase Agreement
            between the Company and Megatest Corporation dated November 22,
            1994. (3)
10F.        Stock Purchase Agreement and Commission Agreement entered into between the Company and Cardine & Levy, dated September 25, 1995.
            (6)
10G.        Employment Agreement with Roger E. Gower dated March 28, 1995. (4)
10H.        Stock Option Agreement between the Company and Bentley Hall &
            Company dated April 19, 1994. (5)
10I.        Employment Agreement with Dennis Nelson dated May 30, 1996. (9)
10J.        Employee Stock Purchase Plan. (8)
10K.        Stock Option Plan for Outside Directors as amended through April 29,
            1999. (filed herewith)
10L.        Lease for the Company's corporate headquarters dated October 16,
            1996. (10)
10M.        Credit and Security Agreement, dated February 17, 1998 between
            Norwest Business Credit, Inc. and Micro Component Technology, Inc.
            (12)
10N.        Credit and Security Agreement, dated February 17, 1998 between
            Norwest Bank Minnesota, N.A. and Micro Component Technology, Inc.
            (12)
10O.        First Amendment to Credit and Security Agreement, dated October 22,
            1998 between Norwest Business Credit, Inc. and Micro Component
            -Technology, Inc. (13)
10P.        First Amendment to Credit and Security Agreement, dated October 22,
            1998 between Norwest Bank Minnesota, N.A. and Micro Component
            Technology, Inc. (13)

10Q.        Incentive Stock Option Plan as amended through April 29, 1999.
            (filed herewith)
10R. Second Amendment to Credit and Security Agreement (Eximbank Guaranteed Loan), dated February 16, 1999 between Norwest Bank Minnesota N.A and Micro Component Technology, Inc. (15)
10S. Second Amendment to Credit and Security Agreement, dated May 6, 1999 between Wells Fargo Business Credit, Inc. and Micro Component Technology, Inc. (15)
21.         Revised Listing of Subsidiaries of the Company. (7)
23.         Consent of Deloitte & Touche LLP. (filed herewith)
27.         Financial Data Schedule (filed herewith)

--------------------------------------------------------------------------------

(1) Incorporated by reference to the exhibits to the registration statement on Form S-1 filed by the Company on August 24, 1993, as amended, SEC File Number 33-67846.
(2) Incorporated by reference to the exhibits to the report on Form 10-K filed by the Company for the fiscal year ended June 25, 1994, file number 0-22384.
(3) Incorporated by reference to the report on Form 8-K filed by the Company on December 8, 1994, file number 0-22384.
(4) Incorporated by reference to the report on Form 10-Q filed by the Company for the quarter ended March 25, 1995, file number 0-22384.
(5) Incorporated by reference to the report on Form 10-K filed by the Company for the fiscal year ended June 24, 1995, file number 0-22384.
(6) Incorporated by reference to the report on Form 10-Q filed by the Company for the quarter ended September 30, 1995, file number 0-22384.
(7) Incorporated by reference to the exhibits to the Registration Statement on Form S-1 filed by the Company on November 2, 1995, as amended, SEC File Number 33-98940.
(8) Incorporated by reference to the exhibits to the Registration Statement on Form S-8 filed by the Company on October 31, 1994, as amended, SEC File Number 33-85766.
(9) Incorporated by reference to the exhibits to the report on Form 10-K filed by the Company for the fiscal year ended June 29, 1996, file number 0-22384.
(10) Incorporated by reference to the report on Form 10-Q filed by the Company for the quarter ended September 28, 1996, file number 0-22384.
(11) Incorporated by reference to the exhibits to the post-effective amendment #1 to the Registration Statement on Form S-1 filed by the Company on November 18, 1996, file number 33-98940.
(12) Incorporated by reference to the report on Form 10-Q filed by the Company for the quarter ended March 28, 1998, file number 0-22384.
(13) Incorporated by reference to the report on Form 10-Q filed by the Company for the quarter ended September 26, 1998, file number 0-22384.
(14) Incorporated by reference to the report on Form 10-Q filed by the Company for the quarter ended December 26, 1998, file number 0-22384.
(15) Incorporated by reference to the report on Form 10-Q filed by the Company for the quarter ended March 27, 1999, file number 0-22384.

(b)         REPORTS ON FORM 8-K

            There was no Form 8-K filed during the fourth quarter of fiscal
            1999.

                        MICRO COMPONENT TECHNOLOGY, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

a.)  CONSOLIDATED FINANCIAL STATEMENTS                                      PAGE

Independent Accountants' Report ...........................................  F-2
Consolidated Balance Sheets as of June 26, 1999 and June 27, 1998..........  F-3
Consolidated Statements of Operations for the Years Ended June 26, 1999,
     June 27, 1998, and June 28, 1997......................................  F-4
Consolidated Statements of Changes in Stockholders' Equity
     for the Years Ended June 26, 1999, June 27, 1998, and June 28, 1997... F-5 Consolidated Statements of Cash Flows for the Years Ended June 26, 1999,
     June 27, 1998, and June 28, 1997......................................  F-6
Notes to Consolidated Financial Statements.................................  F-7

INDEPENDENT ACCOUNTANTS' REPORT

To the Stockholders and Board of Directors of Micro Component Technology, Inc.

            We have audited the accompanying consolidated balance sheets of Micro Component Technology, Inc. and its subsidiaries (the Company) as of June 26, 1999, and June 27, 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended June 26, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

            In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 26, 1999, and June 27, 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 26, 1999, in conformity with generally accepted accounting principles.




Minneapolis, Minnesota
August 17, 1999 (September 18, 1999 as to the second paragraph of Note 11)

                        MICRO COMPONENT TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                      June 26,     June 27,
                                                                        1999         1998
                                                                      --------     --------
ASSETS
------------------------------------------------------------------
Current assets:
      Cash and cash equivalents ..................................    $  1,927     $  2,532
      Accounts receivable, less allowance for doubtful accounts in
       1999 and 1998 of $146 and $250, respectively ..............       3,596        3,614
      Inventories ................................................       3,616        3,830
      Other ......................................................         131          152
                                                                      --------     --------
                  Total current assets ...........................       9,270       10,128

Property, plant and equipment, less accumulated depreciation .....         673        1,047

Other assets .....................................................          47           51
                                                                      --------     --------

Total assets .....................................................    $  9,990     $ 11,226
                                                                      ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------
Current Liabilities:
      Current portion of long-term debt ..........................    $     51     $     50
      Accounts payable ...........................................       1,548        1,227
      Accrued compensation .......................................         666          729
      Accrued warranty ...........................................         271          244
      Customer prepayments and unearned service revenue ..........         224          180
      Other accrued liabilities ..................................         245          313
                                                                      --------     --------
         Total current liabilities ...............................       3,005        2,743

Long-term Debt ...................................................          33           83

Commitments and Contingencies (Note 6)

Stockholders' Equity:
      Common, $.01 par value, 20,000,000 authorized, 7,416,922 and
         7,394,300 issued, respectively ..........................          74           74
      Additional paid-in capital .................................      44,035       44,012
      Cumulative other comprehensive income ......................         (69)         (64)
      Accumulated deficit ........................................     (37,088)     (35,622)
                                                                      --------     --------
         Total stockholders' equity ..............................       6,952        8,400

Total Liabilities and Stockholders' Equity .......................    $  9,990     $ 11,226
                                                                      ========     ========


                 See Notes to Consolidated Financial Statements.

                        MICRO COMPONENT TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                                 Year Ended
                                                                     ----------------------------------
                                                                     June 26,     June 27,     June 28,
                                                                       1999         1998         1997
                                                                     --------     --------     --------
Net sales .......................................................    $ 15,171     $ 16,975     $ 16,129
Cost of sales ...................................................       7,539        9,595        6,910
                                                                     --------     --------     --------
Gross profit ....................................................       7,632        7,380        9,219

Operating expenses:
      Selling, general and administrative .......................       6,279        7,871        7,121
      Research and development ..................................       2,800        3,711        3,934
                                                                     --------     --------     --------
            Total operating expenses ............................       9,079       11,582       11,055

Loss from operations ............................................      (1,447)      (4,202)      (1,836)

Other income (expense):
      Interest income (expense), net ............................          67          116          329
      Other income (expense) ....................................         (86)         207          (56)
                                                                     --------     --------     --------

Loss before income taxes ........................................      (1,466)      (3,879)      (1,563)

Income tax provision ............................................          --           --           --
                                                                     --------     --------     --------

Net loss ........................................................    $ (1,466)    $ (3,879)    $ (1,563)
                                                                     ========     ========     ========

Net loss per share:
         Basic ..................................................    $  (0.20)    $  (0.54)    $  (0.22)
                                                                     ========     ========     ========
         Diluted ................................................    $  (0.20)    $  (0.54)    $  (0.22)
                                                                     ========     ========     ========

Weighted average common and common
  Equivalent shares outstanding:
          Basic .................................................       7,396        7,248        7,030
                                                                     ========     ========     ========
          Diluted ...............................................       7,396        7,248        7,030
                                                                     ========     ========     ========


                 See Notes to Consolidated Financial Statements.

                        MICRO COMPONENT TECHNOLOGY, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        (in thousands, except share data)


                              Preferred Stock          Common Stock                                                 Treasury Stock
                              ---------------   ---------------------------                                         --------------
                                                                                                    Cumulative
                                                                 Additional                            Other
                                                            Par   Paid-In   Comprehensive   Accum.  Comprehensive  Class A   Common
                              Shares    Value     Shares   Value  Capital      Income      Deficit     Income      Shares     Cost

Balance at June 29, 1996      315,789  $ 1,500  7,187,244   $72   $43,461                 $(26,934)     $(82)      176,074  $(4,308)
  Net loss                                                                    $(1,563)      (1,563)
  Shares issued on exercise
   of options                                      20,000              40
  Shares issued through
   employee stock purchase
   plan                                            15,932              33
                                                                              -------
  Comprehensive income                                                        $(1,563)
                                                                              =======
Retirement of treasury shares                    (176,074)   (2)   (1,060)                  (3,246)               (176,074)   4,308
-------------------------------------------------------------------------                 -----------------------------------------

Balance at June 28, 1997      315,789    1,500  7,047,102    70    42,474                  (31,743)      (82)           --       --
  Net loss                                                                    $(3,879)      (3,879)
  Shares issued on exercise
   of options                                      12,750              20
  Shares issued through
   employee stock purchase
   plan                                            18,659              22
  Translation adjustment                                                           18                     18
                                                                              -------
  Comprehensive income                                                        $(3,861)
                                                                              =======
  Shares issued through
   conversion of preferred
   stock                     (315,789)  (1,500)   315,789     4     1,496
-------------------------------------------------------------------------                 -----------------------------------------

Balance at June 27, 1998           --       --  7,394,300    74    44,012                  (35,622)      (64)           --       --
  Net loss                                                                    $(1,466)      (1,466)
  Shares issued through
   employee stock purchase
   plan                                            22,622              23
  Translation adjustment                                                           (5)                    (5)
                                                                              -------
  Comprehensive income                                                        $(1,471)
                                                                              =======
-------------------------------------------------------------------------                 -----------------------------------------

Balance at June 26, 1999           --  $    --  7,416,922   $74   $44,035                 $(37,088)     $(69)           --  $    --
=========================================================================                 =========================================


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        MICRO COMPONENT TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                          Year Ended
                                                                -------------------------------
                                                                June 26,    June 27,    June 28,
                                                                 1999        1998        1997
                                                                -------     -------     -------
Cash flows from operating activities:
      Net income (loss) ....................................    $(1,466)    $(3,879)    $(1,563)
      Adjustments to reconcile net income (loss) to net cash
          used by operating activities:
                Depreciation and amortization ..............        465         492         469
                Non-cash charge related to inventory .......         --       2,038          --
                Other, net .................................         (1)         --         (12)
                Changes in assets and liabilities:
                     Accounts receivable ...................         18         414         143
                     Inventories ...........................        214      (2,274)       (581)
                     Other assets ..........................         21         194         428
                     Accounts payable ......................        321        (336)        519
                     Other accrued liabilities .............        (54)       (111)       (115)
                                                                -------     -------     -------
  Net cash used in operating activities ....................       (482)     (3,462)       (712)

Cash flows from investing activities:
      Additions to property, plant and equipment ...........        (92)       (295)       (523)
      Purchase of short-term investments ...................         --          --      (1,169)
      Maturity of short-term investments ...................         --       1,169          --
                                                                -------     -------     -------
  Net cash provided by (used in) investing activities ......        (92)        874      (1,692)

Cash flows from financing activities:
      Payments of long-term debt ...........................        (49)       (300)       (102)
      Proceeds from issuance of stock ......................         23          42          73
                                                                -------     -------     -------
  Net cash used in financing activities ....................        (26)       (258)        (29)

Effects of exchange rate changes ...........................         (5)         18          --
                                                                -------     -------     -------

  Net increase (decrease) in cash and cash equivalents .....       (605)     (2,828)     (2,433)
Cash and cash equivalents at beginning of period ...........      2,532       5,360       7,793
                                                                -------     -------     -------
Cash and cash equivalents at end of period .................    $ 1,927     $ 2,532     $ 5,360
                                                                =======     =======     =======


                 See Notes to Consolidated Financial Statements.

                        MICRO COMPONENT TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

            The Company designs, manufactures, markets and services automatic test equipment consisting of both handling and testing equipment for the semiconductor industry. The Company's handlers are designed to handle most integrated circuit ("IC") device packages currently in production. The Company's testers are used to test logic, mixed signal, microprocessor, microperipheral and application-specific IC devices. The Company operates in one business segment.

            A network of offices and representatives supports the Company's customers across North America, Europe, and the Far East. The Company was formed in 1972 and is headquartered in St. Paul, Minnesota.

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

CASH AND CASH EQUIVALENTS

            The Company considers all highly liquid investments purchased with original maturities of 90 days or less to be cash equivalents

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

PROPERTY, PLANT AND EQUIPMENT

            Property, plant and equipment are stated at cost. Depreciation is provided by the straight-line method over the estimated useful lives of the assets for financial reporting and accelerated methods for tax purposes. Estimated lives used in computing depreciation are as follows:

               Leasehold improvements....................  3 to 10 years
               Machinery and equipment...................  2 to 5
               Furniture and fixtures....................  3 to 5

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

FOREIGN CURRENCY TRANSLATION

            Assets and liabilities of the foreign subsidiary are translated to U.S. dollars at year-end rates, and the statements of operations are translated at average exchange rates during the year. Translation adjustments arising from the translation of the foreign affiliates' net assets into U.S.
dollars are recorded in cumulative other comprehensive income.

NEW ACCOUNTING STANDARDS

            Effective fiscal 1999, the Company adopted Statement on Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires that changes in the amounts of certain items, including foreign currency translation adjustments, be presented in the Company's financial statements.

             In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which was adopted by the Company in fiscal year 1999. The statement requires disclosure of certain financial and descriptive information about operating segments as redefined by SFAS No. 131. The Company operates in one business segment.

            In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing accounting standards. SFAS No. 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to such derivative. Management has not yet completed an assessment of the impact of adopting the provisions of SFAS No. 133 on the Company's financial statements. The standard is effective for the Company in fiscal 2001.

RESEARCH AND DEVELOPMENT EXPENSES

            Research and development expenses for new product development are charged to expense as incurred.

NOTE 2 - EARNINGS (LOSS) PER SHARE

         Earnings per share are computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." Basic earnings per share are computed using the weighted average number of common shares outstanding during each period. Diluted earnings per share include the dilutive effect of common shares potentially issuable upon the exercise of stock options and warrants outstanding, and the dilutive effect of the assumed conversion of outstanding Class A preferred stock to common stock. Earnings (loss) per share data for fiscal year 1997 have been restated to conform to the provisions of SFAS No. 128. The following table reconciles the denominators used in computing basic and diluted earnings (loss) per share for the periods reported:

                                                         Fiscal year ended
                                                   June 26    June 27    June 28
                   (in thousands)                  1999(1)    1998(1)    1997(1)
                                                   -----------------------------
           Weighted average common
             shares outstanding                    7,396      7,248      7,030
           Effect of dilutive stock options
             and warrants                             --         --         --
           Effect of dilutive redeemable
             preferred stock (2)                      --         --         --
                                                   =============================
                                                   7,396      7,248      7,030
                                                   =============================

         (1) The Company reported a loss for the period. No adjustment made for the effect of stock options, warrants or redeemable preferred stock, as effect is anti-dilutive.
         (2) Preferred stock converted to common stock in November 1997.

NOTE 3 - BALANCE SHEET INFORMATION

            Valuation reserves for notes and accounts receivable are as follows (in thousands):

                                             1999      1998      1997
                                             ----      ----      ----
            Beginning Balance.........      $  250    $  238    $  585
            Additions.................          20        12      (344)
            Deductions................        (124)       --        (3)
                                            ------    ------    ------
            Ending Balance............      $  146    $  250    $  238
                                            ======    ======    ======

            Additions to the reserves are charged to selling, general and administrative expense. Deductions represent uncollectible accounts written off.


            Major components of inventories are as follows (in thousands):

                                          1999          1998
                                         ------        ------
                  Raw materials........  $1,129        $  878
                  Work-in-process......   1,485         1,562
                  Finished goods.......   1,002         1,390
                                         ------        ------
                                         $3,616        $3,830
                                         ======        ======

            Inventory balances are shown net of inventory reserves of $4.0 million and $4.4 million at fiscal year end 1999 and 1998, respectively.

Property, plant and equipment consisted of the following (in thousands):

                                                1999             1998
                                               -------         -------
          Leasehold improvements............   $   179         $   185
          Machinery and equipment...........     3,042           3,353
          Furniture and fixtures............       877             889
                                               -------         -------
                                                 4,098           4,427
          Less accumulated depreciation.....    (3,425)         (3,380)
                                               -------         -------
                                               $   673         $ 1,047
                                               =======         =======

NOTE 4 - INDEBTEDNESS

            In February 1998, the Company established a secured revolving credit facility with a bank, which expires in February 2001. Under the facility, the Company may borrow up to $5 million as determined by the borrowing base of eligible trade accounts receivable and certain inventory, conditioned upon meeting certain financial covenants, including maintaining certain levels of monthly and quarterly earnings and and quarterly tangible net worth. The agreement prohibits the Company from paying cash dividends without the bank's consent.

            Borrowings bear interest at 1.5% over the bank's prime rate, which was 7.75% at June 26, 1999. Though the Company had no borrowings on the line at June 26, 1999, $2.8 million was available for borrowing under the line.

NOTE 5 - LONG-TERM DEBT

            Long-term debt and financing obligations consist of the following (in thousands):

                                                            1999           1998
                                                            -----         -----
   Equipment lease agreements............................   $  84         $ 131
   Other.................................................      --             2
                                                            -----         -----
      Total long-term debt and financing obligations.....      84           133
   Less current obligations..............................     (51)          (50)
                                                            -----         -----
   Total long-term debt..................................   $  33         $  83
                                                            =====         =====

            The Company has two equipment lease agreements, bearing interest at approximately 7% for two Fadal Machining Centers used in the Company's manufacturing process. Capitalized lease amounts included in Property, Plant and Equipment at June 26, 1999 and June 27, 1998 were $234,000, and $234,000 and accumulated depreciation was $154,000 and $102,000, respectively.

            Cash paid for interest was $8,000, $23,000 and $33,000 for fiscal years 1999, 1998 and 1997, respectively.

            Payments due under debt obligations at June 26, 1999 are as follows:
2000 - $51,000; and, 2001 - $33, 000.

NOTE 6 - INCOME TAXES

            The Company incurred losses in fiscal 1999, 1998 and 1997 and recorded no provision for income taxes.

            The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense is as follows:

                                                            Year Ended June
                                                        ----------------------
                                                        1999     1998     1997
                                                        ----     ----     ----

   Tax (benefit) at statutory rate                     (35.0)%  (35.0)%  (35.0)%
   Effect of graduated tax rates                         1.0      1.0      1.0
   Foreign subsidiary losses with no tax benefit          --       --     11.3
   Foreign loss carryforward benefit                      --       --     (0.6)
   Adjustment to valuation allowance                    34.0     34.0     23.3
   State tax                                              --       --       --
   Other                                                  --       --       --
                                                        ----     ----     ----
                                                         0.0%     0.0%     0.3%
                                                        ====     ====     ====

            As of June 26, 1999, the Company had federal and state NOLs totaling approximately $32.9 million and tax credit carryforwards of approximately $169,000 which can be used to reduce future taxable income. Tax loss carryforwards of certain foreign operations in the aggregate of $1.3 million are available for tax and financial reporting purposes. Such tax loss carryforwards begin to expire in the year 2004.

            The Company believes that its initial public offering, combined with prior events, resulted in an "ownership change" of the Company as defined in
Section 382 of the Internal Revenue Code and the Regulations issued thereunder (Section 382). Pursuant to Section 382, the Company's ability to use its NOLs originating prior to the initial public offering, accounting for approximately $9.6 million of the NOLs, is subject to certain restrictions including an annual limitation of approximately $918,000. Losses incurred subsequent to the initial public offering are available without annual limitation to offset future income.

            The Company has recorded a total valuation reserve against approximately $15.3 million and $14.8 million of deferred tax assets at June 26, 1999 and June 27, 1998, respectively, related primarily to operating loss carryforwards, due to the uncertainty of their ultimate realization.

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

            Total rent expense charged to operations, primarily for facilities and equipment was $ 583,000, $767,000, and $1,149,000 in fiscal years 1999, 1998 and 1997, respectively.

            The future minimum rental payments at June 26, 1999, due under noncancelable operating leases, are as follows: 2000 - $571,000; 2001 - $545,000; 2002 - $450,000; 2003 - $463,000; 2004 - $463,000; thereafter -
$1,311,000.

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

NOTE 9 - STOCK OPTION AND BONUS PLANS AND WARRANTS TO PURCHASE
         COMMON STOCK

            In May 1995 and August 1995, the Board of Directors amended the April 1993 Incentive Stock Option Plan for key employees and reserved an additional 500,000 shares and 250,000 shares respectively for a total of 1,250,000 shares of Common stock for issuance under the Plan at fair market value at the date of grant. The shareholders have approved these amendments. The options expire five to ten years from the date of grant and generally vest over a two-year or four-year period. If an individual ceases employment, he/she has one month to exercise vested options granted prior to June 8, 1994 or 90 days for options granted on or after June 8, 1994. Options granted in excess of the $100,000 annual IRS limitations become non-qualified.

            In fiscal 1996, the Board of Directors and the shareholders approved the Stock Option Plan for Outside Directors and reserved 300,000 shares of Common stock for issuance under the Plan. Each person who becomes an outside director will automatically be granted an option to purchase 10,000 shares. In addition, each outside director will also automatically be granted an option to purchase 10,000 shares immediately upon each reelection as a director, or on the anniversary of the prior year's grant in any year in which there is no meeting of the stockholders at which directors are elected. The period within which an option must be exercised will be the earlier of (1) ten years from the date of the grant, or (2) the date which is one year after the director ceases to be a director for any reason. The exercise price for each option will be the fair market value of the stock on the date of grant, and each option will generally vest over a two-year period at 50 percent per year.

            During fiscal 1999, the Board of Directors voted to extend the life of all outstanding options granted prior to 1997 from five to ten years.

            The Company has also reserved 150,000 shares of Common stock for the grant of non-qualified stock options for outside directors, consultants, advisors and employees.

Shares subject to options under these plans during fiscal year 1997, 1998 and 1999 were as follows:


                                                                          WEIGHTED
                                                                           AVERAGE
                                                           EXERCISE       PRICE PER
           OPTIONS                         SHARES         PRICE RANGE       SHARE
           -------                         ------         -----------       -----
  Outstanding June 29, 1996               850,500         $2.00 to $7.50    $3.00

Granted (valued at $0.98 per share)       232,000     $2.0625 to $3.3125    $2.48
Exercised                                 (20,000)                 $2.00    $2.00
Expired                                  (167,500)        $2.00 to $4.25    $2.97
                                          -------

  Outstanding June 28, 1997               895,000         $2.00 to $7.50    $2.89

Granted (valued at $1.27 per share)       349,000       $1.563 to $4.813    $3.62
Exercised                                 (20,000)       $2.00 to $3.625    $2.81
Expired                                   (16,000)       $2.625 to $3.00    $2.81
                                          -------
  Outstanding June 27, 1998             1,208,000        $1.563 to $7.50    $3.11

Granted (valued at $0.68 per share)       461,500        $1.00 to $1.938    $1.17
Expired                                  (347,000)       $2.375 to $7.00    $4.78
                                          -------
  Outstanding June 26, 1999             1,322,500         $1.00 to $7.50    $2.00

  Exercisable at June 26, 1999            694,750         $1.00 to $7.50    $2.43

            Options outstanding at June 26, 1999 had exercise prices ranging from $1.00 to $7.50 per share as summarized in the following table:

                      NUMBER      WEIGHTED       WEIGHTED            NUMBER
    RANGE OF        OUTSTANDING    AVERAGE       AVERAGE          EXERCISABLE
    EXERCISE        AT JUNE 26,   REMAINING      EXERCISE          AT JUNE 26,
     PRICES           1999          LIFE      PRICE PER SHARE         1999
     ------           ----          ----      ---------------         ----
 $1.00 to $1.563      543,500    4.5 years         $1.22             50,500
$1.938 to $2.625      556,000    5.5 years         $2.07            478,500
  $3.25 to $3.75      213,000    7.0 years         $3.53            155,750
           $7.50       10,000    6.5 years         $7.50             10,000
                    ---------                                       -------

  $1.00 to $7.50    1,322,500    5.5 years         $2.00            694,750
                    =========                                       =======

            In February 1996, the Board of Directors adopted the Employee Stock Purchase Plan and reserved 300,000 shares of Common stock for issuance under the Plan. Eligible employees can elect under the Plan to contribute between two percent and ten percent of their base pay each plan year (June 1 May 31) to purchase shares of Common stock at a price per share equal to 85 percent of market value on the first day of the plan year or the last day of the plan year, whichever is lower. Employee contributions are deducted from their regular salary or wages. The maximum number of shares that can be purchased by an employee in any plan year is 1,000 shares. During fiscal year 1999, 22,622 shares were issued under the plan at prices ranging from $0.45 to $1.0625, a weighted average price of $1.04 per share. During fiscal year 1998, 18,658 shares were issued under the plan at the price of $1.17 per share. Approximately 242,900 shares remain reserved for future issuance.

            In May 1993, the Board of Directors approved an Incentive Bonus Plan commencing in fiscal year 1994 which provides for payment of discretionary annual bonuses to employees of up to 5% of the Company's pretax income. Eighty percent of the bonus is to be paid in cash and twenty percent to the Company's qualified 401(k) retirement plan. No bonus payments were made under the Plan in fiscal years 1999, 1998 or 1997.

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

                                          1999          1998          1997
Net income (loss), in thousands
   As reported                         $  (1,466)    $  (3,879)    $  (1,563)
   Pro forma                           $  (1,652)    $  (4,077)    $  (1,752)

Earnings (loss) per share - basic
    As reported                        $   (0.20)    $   (0.54)    $   (0.22)
    Pro forma                          $   (0.22)    $   (0.56)    $   (0.25)

Earnings (loss) per share - diluted
    As reported                        $   (0.20)    $   (0.54)    $   (0.22)
    Pro forma                          $   (0.22)    $   (0.56)    $   (0.25)

            The fair value of options granted under the stock option and employee stock purchase plans during fiscal 1996 and 1997 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

                                          1999          1998          1997
                                          ----          ----          ----
              Dividend yield               0.00%         0.00%         0.00%
              Expected volatility         88.48%        60.62%        46.25%
              Risk-free interest rate      4.77%         6.0%          6.0%
              Expected life of options     3.0 years     3.1 years     3.5 years

            The following summarizes all warrants outstanding to purchase shares of the Company's common stock at June 26, 1999:

                                    Exercise     Expiration
                        Shares      Price        Date
                        ------      --------     ----------
                        169,807     $3.125       December 31, 1999
                         30,000     $4.00        December 31, 1999
                         68,500     $5.00        December 31, 1999

NOTE 10 - SEGMENT, GEOGRAPHIC, CUSTOMER INFORMATION AND CONCENTRATION OF CREDIT RISK

            The Company operates in one industry segment supplying integrated circuit handlers and testers to the semiconductor industry. Net sales to customers located in the three geographic regions in which the Company operates are summarized as follows (in thousands):

                                           1999         1998         1997
                                         --------     --------     --------
            United States                $  5,379     $  8,051     $  6,842
            Far East                        9,205        7,091        8,528
            Europe                            587        1,833          759
                                         --------     --------     --------
                                         $ 15,171     $ 16,975     $ 16,129
                                         ========     ========     ========

            The Company does not hold a material amount of long-lived assets outside of the United States.

            During fiscal year 1999, one customer accounted for 27% of net sales. During fiscal year 1998, no single customer accounted for more than 10% of net sales. During fiscal year 1997, one customer accounted for approximately 17% and another customer accounted for approximately 11% of net sales.

            The Company's sales and accounts receivable balances are concentrated in one industry, the integrated circuit manufacturers. The Company's historical credit losses have not been significant.

NOTE 11 - SUBSEQUENT EVENT

            On June 29, 1999, the Company acquired certain assets and assumed certain liabilities of the Systems Integration unit of FICO America, Inc., forming the Infinity Systems Division of the Company to develop and implement Manufacturing Execution Systems ("MES") and factory control systems to customers in the semiconductor industry. The acquisition was accounted for as a purchase, and accordingly, the net assets acquired were recorded at their estimated fair market value at the effective date of the acquisition. The purchase price and the pro forma impact on fiscal 1999 or 1998 were not material to the Company.

            On September 18, 1999, the Company entered into a definitive merger agreement to acquire Aseco Corporation, a Massachusetts based manufacturer of handling equipment. The acquisition, currently valued at $16.3 million, subject to adjustment under certain terms of the agreement, is structured as a stock for stock purchase and is expected to close in December 1999. The agreement has been approved by the Board of Directors of both companies and is subject to approval by the shareholders of each company and regulatory agencies.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of St. Paul, State of Minnesota, on September 22, 1999.

                                        MICRO COMPONENT TECHNOLOGY, INC.

                                        By:  /s/ Roger E. Gower
                                             -----------------------------------
                                             Roger E. Gower
                                             President, Chief Executive Officer,
                                             Chairman of the Board and Director

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on September 22, 1999.

           Signature                                       Capacity
           ---------                                       --------

                                             President, Chief Executive Officer,
/s/ Roger E. Gower                           Chairman of the Board and Director
------------------------------------
                Roger E. Gower


/s/ Jeffrey S. Mathiesen                     Vice President of Finance/
------------------------------------         Administration, Chief Financial
                Jeffrey S. Mathiesen         Officer, Treasurer


/s/ D. James Guzy                            Director
------------------------------------
                D. James Guzy


/s/ David M. Sugishita                       Director
------------------------------------
                David M. Sugishita


/s/ Donald R. VanLuvanee                     Director
------------------------------------
                Donald R. VanLuvanee


/s/ Patrick Verderico                        Director
------------------------------------
                Patrick Verderico


            The above listed directors constitute a majority of the members of the Board of Directors of the Company.

                                INDEX TO EXHIBITS

3A.         Bylaws of the Company. (11)
3B.         Articles of Incorporation of the Company. (11)
4.          Specimen Certificate of Common stock. (1)
10A.        Agreements between the Company and Hambrecht & Quist Guaranty
            Finance.
            10A.i.      Warrant Purchase Agreement dated July 22, 1992. (1)
            10A.ii.     Second Common stock Warrant Purchase Agreement dated
                        August 10, 1993. (1)
            10A.iii.    First Amendment to Restated Financing Agreement dated
                        August 24, 1994, with attached Amendment to Warrant
                        Purchase Agreement and Warrants. (2)
            10A.iv.     Warrant Amendment Agreement dated October 31, 1995. (7)
10B.        Incentive Stock Option Plan as amended through June 27, 1996. (9)
10C.        Incentive Bonus Plan adopted by the Board of Directors of the
            Company on May 26, 1993. (1)
10D.        Form of Non-Competition Agreement between the Company and certain senior executive officers. (1)
10E.        Asset Purchase Agreement and Preferred Stock Purchase Agreement
            between the Company and Megatest Corporation dated November 22,
            1994. (3)
10F.        Stock Purchase Agreement and Commission Agreement entered into between the Company and Cardine & Levy, dated September 25, 1995.
            (6)
10G.        Employment Agreement with Roger E. Gower dated March 28, 1995. (4)
10H.        Stock Option Agreement between the Company and Bentley Hall &
            Company dated April 19, 1994. (5)
10I.        Employment Agreement with Dennis Nelson dated May 30, 1996. (9)
10J.        Employee Stock Purchase Plan. (8)
10K.        Stock Option Plan for Outside Directors, as amended through April
            29, 1999. (filed herewith)
10L.        Lease for the Company's corporate headquarters dated October 16,
            1996. (10)
10M.        Credit and Security Agreement, dated February 17, 1998 between
            Norwest Business Credit, Inc. and Micro Component Technology, Inc.
            (12)
10N.        Credit and Security Agreement, dated February 17, 1998 between
            Norwest Bank Minnesota, N.A. and Micro Component Technology, Inc.
            (12)
10O.        First Amendment to Credit and Security Agreement, dated October 22,
            1998 between Norwest Business Credit, Inc. and Micro Component
            -Technology, Inc. (13)
10P.        First Amendment to Credit and Security Agreement, dated October 22,
            1998 between Norwest Bank Minnesota, N.A. and Micro Component
            Technology, Inc. (13)
10Q.        Incentive Stock Option Plan as amended through April 29, 1999.
            (filed herewith)
10R.        Second Amendment to Credit and Security Agreement (Eximbank
            Guaranteed Loan), dated February 16, 1999 between Norwest Bank
            Minnesota N.A and Micro Component Technology, Inc. (15)
10S.        Second Amendment to Credit and Security Agreement , dated May 6,
            1999 between Wells Fargo Business Credit, Inc. and Micro Component
            Technology, Inc. (15)
21.         Revised Listing of Subsidiaries of the Company. (7)
23.         Consent of Deloitte & Touche LLP. (filed herewith)
27.         Financial Data Schedule (filed herewith)

--------------------------------------------------------------------------------

(1) Incorporated by reference to the exhibits to the registration statement on Form S-1 filed by the Company on August 24, 1993, as amended, SEC File Number 33-67846.
(2) Incorporated by reference to the exhibits to the report on Form 10-K filed by the Company for the fiscal year ended June 25, 1994, file number 0-22384.
(3) Incorporated by reference to the report on Form 8-K filed by the Company on December 8, 1994, file number 0-22384.
(4) Incorporated by reference to the report on Form 10-Q filed by the Company for the quarter ended March 25, 1995, file number 0-22384.
(5) Incorporated by reference to the report on Form 10-K filed by the Company for the fiscal year ended June 24, 1995, file number 0-22384.
(6) Incorporated by reference to the report on Form 10-Q filed by the Company for the quarter ended September 30, 1995, file number 0-22384.
(7) Incorporated by reference to the exhibits to the Registration Statement on Form S-1 filed by the Company on November 2, 1995, as amended, SEC File Number 33-98940.
(8) Incorporated by reference to the exhibits to the Registration Statement on Form S-8 filed by the Company on October 31, 1994, as amended, SEC File Number 33-85766.
(9) Incorporated by reference to the exhibits to the report on Form 10-K filed by the Company for the fiscal year ended June 29, 1996, file number 0-22384.
(10) Incorporated by reference to the report on Form 10-Q filed by the Company for the quarter ended September 28, 1996, file number 0-22384.
(11) Incorporated by reference to the exhibits to the post-effective amendment #1 to the Registration Statement on Form S-1 filed by the Company on November 18, 1996, file number 33-98940.
(12) Incorporated by reference to the report on Form 10-Q filed by the Company for the quarter ended March 28, 1998, file number 0-22384.
(13) Incorporated by reference to the report on Form 10-Q filed by the Company for the quarter ended September 26, 1998, file number 0-22384.
(14) Incorporated by reference to the report on Form 10-Q filed by the Company for the quarter ended December 26, 1998, file number 0-22384.
(15) Incorporated by reference to the report on Form 10-Q filed by the Company for the quarter ended March 27, 1999, file number 0-22384.