Form 10-K/A
period 1999-06-26
MICRO COMPONENT TECHNOLOGY INC
filed 1999-10-19
CIK 911149

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A


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

        Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.01 PAR VALUE
                          ----------------------------
                                (Title of Class)

            Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

----------

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


/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
August 17, 1999 (September 18, 1999 as to the second paragraph of Note 11)