Form 10-Q
period 1999-09-25
MICRO COMPONENT TECHNOLOGY INC
filed 1999-11-08
CIK 911149

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 25, 1999

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                           Commission File No. 0-22384

                        MICRO COMPONENT TECHNOLOGY, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

                Minnesota                                  41-0985960
----------------------------------------      ----------------------------------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)

                2340 West County Road C, St. Paul, MN 55113-2528
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (651) 697-4000
                   -------------------------------------------
                         (Registrant's telephone number)

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

The number of shares outstanding of the Registrant's Common Stock, as of October 22, 1999 was 7,476,922.


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

                        MICRO COMPONENT TECHNOLOGY, INC.
                                    FORM 10-Q
                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands except share and per share data)
                                   (Unaudited)

                                                                  September 25,      June 26,
                        ASSETS                                        1999             1999
--------------------------------------------------------------    ------------     ------------
Current assets:
     Cash and cash equivalents                                    $      1,664     $      1,927
     Accounts receivable, less allowance for doubtful accounts
     of $136 and $146, respectively                                      4,356            3,596

     Inventories:
         Raw materials                                                     855            1,129
         Work in process                                                 1,374            1,485
         Finished goods                                                  1,212            1,002
     Other                                                                 343              131
                                                                  ------------     ------------
              Total current assets                                       9,804            9,270

Property, plant and equipment                                            4,070            3,709
     Less accumulated depreciation                                      (3,117)          (3,036)
                                                                  ------------     ------------
     Property, plant and equipment, net                                    953              673

Other assets, net                                                           85               47
                                                                  ------------     ------------

Total assets                                                      $     10,842     $      9,990
                                                                  ============     ============

        LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------

Current liabilities:
     Current portion of long term debt                            $         52     $         51
     Accounts payable                                                    1,877            1,548
     Other accrued liabilities                                           1,598            1,406
                                                                  ------------     ------------
              Total current liabilities                                  3,527            3,005

Long-term debt and financing obligations                                    86               33

Commitments and contingencies

Stockholders' equity:
     Common stock, $.01 par value, 20,000,000 authorized,
     7,476,922 and 7,416,922 issued, respectively                           75               74
     Additional paid-in capital                                         44,181           44,035
     Cumulative translation adjustment                                     (69)             (69)
     Accumulated deficit                                               (36,958)         (37,088)
                                                                  ------------     ------------
       Total stockholders' equity                                        7,229            6,952
                                                                  ------------     ------------
Total liabilities and stockholders' equity                        $     10,842     $      9,990
                                                                  ============     ============


       See notes to unaudited condensed consolidated financial statements

                        MICRO COMPONENT TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                           Three Months Ended
                                                      -----------------------------
                                                      September 25,   September 26,
                                                          1999             1998
                                                      -------------   -------------
Net sales                                              $    5,745      $    3,668

Cost of sales                                               2,832           1,935
                                                       ----------      ----------

Gross profit                                                2,913           1,733

Operating expenses:
     Selling, general and administrative                    2,127           1,721
     Research and development                                 675             836
                                                       ----------      ----------

Total operating expenses                                    2,802           2,557
                                                       ----------      ----------

Profit (loss) from operations                                 111            (824)

     Interest income, net                                      11              17
     Other income (expense)                                     8             (12)
                                                       ----------      ----------

Total interest and other                                       19               5
                                                       ----------      ----------

Net income (loss)                                      $      130      $     (819)
                                                       ==========      ==========
Net income (loss) per share:
      Basic                                            $     0.02      $    (0.11)
                                                       ==========      ==========
      Diluted                                          $     0.02      $    (0.11)
                                                       ==========      ==========

Weighted average common and common
   equivalent shares outstanding:
       Basic                                                7,460           7,394
                                                       ==========      ==========
       Diluted                                              8,131           7,394
                                                       ==========      ==========


       See notes to unaudited condensed consolidated financial statements

                        MICRO COMPONENT TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                      Three Months Ended
                                                                ------------------------------
                                                                September 25,    September 26,
                                                                    1999             1998
                                                                -------------    -------------
Cash flows from operating activities:
     Net income (loss)                                           $      130       $     (819)
     Adjustments to reconcile net income (loss) to net cash
         used by operating activities:
              Depreciation and amortization                             124              128

              Changes in assets and liabilities:
                  Accounts receivable                                  (760)           1,387
                  Inventories                                           175               10
                  Other assets                                         (212)              (7)
                  Accounts payable                                      329             (222)
                  Other accrued liabilities                              97             (301)
                                                                 ----------       ----------
  Net cash used in operating activities                                (117)            (176)

Cash flows from investing activities:
      Additions to property, plant and equipment                        (39)             (13)
      Payment for acquisition                                          (238)              --
                                                                 ----------       ----------
  Net cash used in investing activities                                (277)             (13)

Cash flows from financing activities:
      Payments of long-term debt                                        (16)             (12)
      Proceeds from issuance of stock                                   147               --
                                                                 ----------       ----------
  Net cash provided by (used in) financing activities                   131              (12)
                                                                 ----------       ----------

  Net increase (decrease) in cash and cash equivalents                 (263)             151

Cash and cash equivalents at beginning of period                      1,927            2,532
                                                                 ----------       ----------

Cash and cash equivalents at end of period                       $    1,664       $    2,683
                                                                 ==========       ==========


Supplemental Disclosure:
   Noncash investing and financing activities:
               Equipment acquired by capital lease               $       70               --
               Note payable for acquisition                              95               --


       See notes to unaudited condensed consolidated financial statements

                        MICRO COMPONENT TECHNOLOGY, INC.
                                    FORM 10-Q
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       INTERIM FINANCIAL STATEMENTS

         The accompanying unaudited, condensed, consolidated financial statements for the three month periods ended September 25, 1999 have been prepared in accordance with the instructions for SEC Form 10-Q and, accordingly, do not include all disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.

         Interim unaudited financial results should be read in conjunction with the audited financial statements included in the SEC Annual Report, Form 10-K, for the fiscal year ended June 26, 1999.

         The results of operations for the three months ended September 25, 1999 are not necessarily indicative of the operating results to be expected for the full year.

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

                                            Three months ended
                                      -----------------------------
                                      September 25,   September 26,
               (in thousands)              1999           1998(1)
                                      -----------------------------
         Weighted average common
           shares outstanding             7,460           7,394
         Effect of dilutive stock
           options and warrants             671              --
                                      -----------------------------
                                          8,131           7,394
                                      =============================

         (1) The Company reported a loss for the period. No adjustment made for the effect of stock options or warrants as effect is anti-dilutive.

3.       REPORTING OF COMPREHENSIVE NET INCOME OR (LOSS)

         In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS), No. 130 "Reporting Comprehensive Income" which establishes standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. Under this standard, certain revenues, expenses, gains, and losses recognized during the period are included in comprehensive income (loss), regardless of whether they are considered to be results of operations of the period. During the three month period ended September 25, 1999 and September 26, 1998 total comprehensive income (loss) equaled net income (loss) as reported on the Consolidated Statements of Operations.

4.       ACQUISITIONS

         On June 29, 1999, the Company acquired certain assets and assumed certain liabilities of the Systems Integration unit of FICO America, Inc., forming the Infinity Systems Division of the Company to develop and implement Manufacturing Execution Systems ("MES") and factory control systems to customers in the semiconductor industry. The acquisition was accounted for as a purchase, and accordingly, the net assets acquired were recorded at their estimated fair market value at the effective date of the acquisition. The purchase price and the pro forma impact on fiscal 1999 results were not material to the company.

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

                        MICRO COMPONENT TECHNOLOGY, INC.
                                    FORM 10-Q
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 25, 1999

Net sales for the first quarter fiscal 2000, ended September 25, 1999, increased $2.1 million or 56.6% to $5.7 million compared to $3.7 million for the same period the previous year. The increase in sales in the current year is attributed to the general improvement in the semiconductor capital equipment market, which was in a significant downturn in the prior year. Current year sales of the Company's newest products, the MCT 5100, MCT 7632 and MCT Tapestry handling systems were all above prior year levels and accounted for a substantial portion of the increase. The Company expects these products to continue to account for a significant portion of the Company's total revenues in the future.

Gross profit for the first quarter fiscal 2000 increased by $1.2 million to $2.9 million, or 50.7% of sales, from $1.7 million, or 47.2% of sales, for the first quarter fiscal 1999. The increase in gross margin is primarily attributed to changes in product mix and increased absorption of overhead costs in the current year. Gross margins are expected to be comparable to first quarter levels, depending on product mix, in the foreseeable future periods.

Selling, general and administrative expense in the first quarter fiscal 2000 was $2.1 million, or 37.0% of sales, compared to $1.7 million, or 46.9% of sales for the same quarter in fiscal 1999. The reduction as a percentage of sales is the result of cost reduction initiatives implemented by the Company in fiscal 1998 and early fiscal 1999. The increase in absolute spending is attributed to increased direct selling costs related to increased sales revenues, increased commissions resulting from a shift in customer mix to a higher level of customers served by commissioned independent sales representatives, and the addition of the Infinity Systems division operations beginning in the first quarter fiscal 2000.

Research and development expense for the first quarter fiscal 2000 was $0.7 million, or 11.7% of sales, compared to $0.8 million, or 22.8% of sales in the previous year. The decrease in spending in the current year resulted from reduced spending requirements related to R&D projects in process during this period. The Company expects to continue to invest in new product development at levels near or slightly above current quarter levels, based upon the projected needs of current and anticipated development projects.

The Company generated net interest and other income during the quarter of $19,000 as compared to $5,000 for the same period one year ago.

Net income for the first quarter fiscal 2000 was $130,000 or $0.02 per share as compared to a net loss of $819,000, or $0.11 per share for the first quarter fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

As of September 25, 1999, the Company had cash and cash equivalents of $1.7 million compared to $1.9 million at June 26, 1999. Cash used in operations was $117,000 during the first quarter fiscal 2000, versus $176,000 used in the first quarter the previous year. The increase in accounts receivable resulting from the increased sales during the current year more than offset cash provided by net income and increases in trade payables and accrued liabilities.

Current assets at September 25, 1999 were $9.8 million, the current ratio was
2.8 and working capital was $6.3 million, versus $9.3 million, 3.1 and $6.3 million, respectively, at June 26, 1999.

Net cash used in investing activities during the first quarter fiscal 2000 was $0.3 million compared to $13,000 the same quarter in the previous year. The Company used $238,000 to acquire certain fixed and intangible assets related to the formation of the Infinity Systems Division of the Company.

The Company maintains a $5 million secured line of credit with a bank, which was unused at September 25, 1999 and June 26, 1999. The amount available for borrowing is calculated as a percentage of eligible accounts receivable and inventory, and amounted to approximately $2.9 million at September 25, 1999.

The Company's capital needs for the remainder of fiscal 2000, prior to acquisitions, are expected to be comparable to prior year levels and concentrated in development of additional handler products and upgrading its management information systems. The Company has used and expects to use funds for the business acquisitions described in Item 5. Management believes that cash and cash equivalents on hand at September 25, 1999, and funds available through its bank line of credit are sufficient to finance such acquisitions and sustain the Company's continuing operations at the projected level for the foreseeable future. Management believes that it will be able to raise additional capital and/or negotiate an increase to its bank line of credit at terms acceptable to the Company if required, but no assurance can be made that such financing will be available if needed. The Company may acquire other companies, product lines or technologies that are complementary to the Company's business and the Company's working capital needs may change as a result of such acquisitions.

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

The Company is in the process of determining the impact that third parties suppliers and vendors that are not year 2000 compliant may have on the operations of the Company. Non-compliance by any of the Company's major distributors, suppliers, customers, vendors, or financial organizations could result in business disruptions that could have a material adverse affect on the Company's results of operations, liquidity and financial condition. To date, the Company is not aware of any such third parties with year 2000 issues that would materially impact the Company's results of operations, liquidity or financial condition. The Company is in the process of developing a contingency plan which is expected to be completed by November 30, 1999. The contingency plan will be developed to minimize the Company's exposure to work slowdowns or business disruptions and any adverse affects on the Company's results of operations.

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

RISK FACTORS

Except for the historical information contained herein, certain of the matters discussed in this report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These "forward-looking statements" involve certain risks and uncertainties, including, but not limited to, the following: (1) fluctuations and periodic downturns in the semiconductor market, as currently being experienced, which often have had a disproportionately negative effect on manufacturers of semiconductor capital equipment; (2) rapid changes in technology and in tester and handler products, which the Company must respond to successfully in order for its products to avoid becoming noncompetitive or obsolete; (3) customer acceptance of the Company's new products, including the MCT 5100, MCT 5200, MCT 7632 and Tapestry handling systems, in which the Company has invested significant amounts of inventory; (4) possible loss of any of the Company's key customers, who account for a substantial percentage of the Company's business; (5) the possible adverse impact of competition in markets which are highly competitive, including increased pressure on pricing and payment terms which may adversely affect net sales and gross margins and increase the Company's exposure to credit risk; (6) the possible adverse impact of economic or political changes in markets the Company serves, including the uncertain economic situation currently facing Southeast Asia; (7) the possible adverse impact on the Company's operations or material costs which may be incurred by the Company due to undetected errors or defects in preparing its internal operating systems for the year 2000; (8) the possible adverse impact on the Company's operations or material costs which may be incurred by the Company arising from year 2000 related repair costs or litigation due to undetected errors or defects in its products which use software; and, (9) other factors detailed from time to time in the Company's SEC reports, including but not limited to the discussion in the Management's Discussion & Analysis included in the Annual Report on Form 10-K for the year ended June 26, 1999. All forecasts and projections in this report are "forward-looking statements," and are based on management's current expectations of the Company's near-term results, based on current information available pertaining to the Company, including risk factors discussed above.
Actual results could differ materially.

                        MICRO COMPONENT TECHNOLOGY, INC.
                                    FORM 10-Q
                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On June 29, 1999, the Company acquired certain assets and assumed certain liabilities of the Systems Integration unit of FICO America, Inc., forming the Infinity Systems Division of the Company to develop and implement Manufacturing Execution Systems ("MES") and factory control systems to customers in the semiconductor industry. The acquisition was accounted for as a purchase, and accordingly, the net assets acquired were recorded at their estimated fair market value at the effective date of the acquisition. The purchase price and pro forma impact on fiscal 1999 results were not material to the company.


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


6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:   27   Financial Data Schedule

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




                                       Micro Component Technology, Inc.
                                       --------------------------------
                                       Registrant


Dated: November 5, 1999                By:  /s/Roger E. Gower
                                           -------------------------------------
                                       Roger E. Gower
                                       President and Chief Executive Officer


                                                        And


Dated: November 5, 1999                By:  /s/ Jeffrey S. Mathiesen
                                           -------------------------------------
                                       Jeffrey S. Mathiesen
                                       Chief Financial Officer
                                       Chief Accounting Officer

                        MICRO COMPONENT TECHNOLOGY, INC.
                                    FORM 10-Q
                                  EXHIBIT INDEX


Exhibit
Number                                                                 Page

27          Financial Data Schedule                                    15