Form 10-K/A
period 1999-06-26
MICRO COMPONENT TECHNOLOGY INC
filed 1999-12-29
CIK 911149

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 AMENDMENT NO. 2
                                 ---------------


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       FOR FISCAL YEAR ENDED JUNE 26, 1999
                       -----------------------------------
                                       OR

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No_____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the common stock held by non-affiliates of the Registrant on September 2, 1999 (based upon the closing price of those shares on the NASDAQ National Market System) was approximately $20.4 million.

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

                        MICRO COMPONENT TECHNOLOGY, INC.


TABLE OF CONTENTS
                                                                            PAGE
                                                                            ----
PART I

   ITEM 1. Business.........................................................   4

   ITEM 2. Properties.......................................................  11

   ITEM 3. Legal Proceedings................................................  11

   ITEM 4. Submission of Matters to a Vote of Security Holders..............  11

PART II

   ITEM 5. Market for Registrant's Common Stock and Related Stockholder
               Matters......................................................  11

   ITEM 6. Selected Financial Data..........................................  13

   ITEM 7. Management's Discussion and Analysis of Results of Operations
               and Financial Condition......................................  15

   ITEM 8. Financial Statements and Supplementary Data......................  20

   ITEM 9. Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure.........................................  20


PART III


   ITEM 10. Directors and Executive Officers of the Registrant..............  20

   ITEM 11. Executive Compensation..........................................  20

   ITEM 12. Security Ownership of Certain Beneficial Owners and
               Management...................................................  21

   ITEM 13. Certain Relationships and Related Transactions..................  21


PART IV


   ITEM 14. Exhibits, Financial Statement Schedules, and Reports on
               Form 8-K.....................................................  21


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS.................................. F-1

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

CUSTOMERS


         The Company expends substantial efforts to maintain its relationships with its existing major customers through frequent visits to customers and service support in order to increase the likelihood that these manufacturers will continue to select the Company's testers and/or handlers for their future generations of IC devices. However, it is difficult to obtain significant new ATE customers since manufacturers tend to standardize their production processes through consistency in production equipment used, and are reluctant to change equipment suppliers once they have made their initial equipment selection.


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


         The Company has a number of patents, none of which it considers material to its business. The Company has not maintained patent protection outside of the United States on all of its current patents. The Company has filed a patent application concerning the temperature control aspects of certain of its handlers for which the Company may pursue protection under the patent laws of certain foreign countries.


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

         The following table sets forth the high and low prices for the Company's common stock as reported by NASDAQ for the periods indicated:

                               Fiscal 1999            Fiscal 1998
                           -------------------     -----------------
                           High       Low          High       Low
                           ----       ---          ----       ---
         First Quarter     $1 1/16    $15/32       $5 5/8     $3 1/4
         Second Quarter    $2         $7/16        $5 3/8     $1 1/2
         Third Quarter     $2 7/8     $1 5/32      $2 1/2     $1 3/8
         Fourth Quarter    $2 3/4     $1 27/32     $2         $1

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

ITEM 6. SELECTED FINANCIAL DATA

                        MICRO COMPONENT TECHNOLOGY, INC.
                      SELECTED CONSOLIDATED FINANCIAL DATA
                      (in thousands, except per share data)

                                                        June 26,    June 27,     June 28,     June 29,    June 24,
                                                          1999      1998 (1)       1997       1996 (2)    1995 (2)
                                                        --------    --------     --------     --------    --------
STATEMENT OF OPERATIONS DATA - YEAR ENDED:
      Net sales ...................................    $ 15,171     $ 16,975     $ 16,129     $ 22,318    $ 23,635
      Gross profit ................................       7,632        7,380        9,219       12,999      10,739
      Income (loss) from operations ...............      (1,447)      (4,202)      (1,836)       2,330       1,923
      Income (loss) from continuing operations ....      (1,466)      (3,879)      (1,563)       2,568       1,566
      Discontinued operations (3) .................          --           --           --          652      (3,897)
      Income (loss) before extraordinary item .....      (1,466)      (3,879)      (1,563)       3,220      (2,331)
      Extraordinary item (4) ......................          --           --           --           --       1,005
      Net income (loss) ...........................      (1,466)      (3,879)      (1,563)       3,220      (1,326)
      Net income (loss) applicable to common
      stock .......................................    $ (1,466)    $ (3,879)    $ (1,563)    $  3,220    $ (1,326)
    Per Share Data - diluted:
      Income (loss) from continuing operations ....    $  (0.20)    $  (0.54)    $  (0.22)    $   0.35    $   0.30
      Discontinued operations .....................          --           --           --         0.09       (0.74)
      Extraordinary item (4) ......................          --           --           --           --        0.19
      Net income (loss) per share .................    $  (0.20)    $  (0.54)    $  (0.22)    $   0.44    $  (0.25)
      Shares used to compute earnings (loss)
        per share, diluted ........................       7,396        7,248        7,030        7,246       5,240

Selected Balance Sheet Data:
      Working capital .............................    $  6,265     $  7,385     $ 11,008     $ 12,638    $  2,839
      Net assets of discontinued operations (3) ...          --           --           --           --         977
      Total assets ................................       9,990       11,226       15,792       16,980      11,532
      Current obligations under debt facilities and
      financing obligations .......................          51           50          300          352         363
      Long-term debt and financing
      obligations .................................          33           83          133          183          41
      Redeemable convertible preferred
         stock ....................................          --           --        1,500        1,500       1,500
      Total stockholders' equity (deficit) ........    $  6,952     $  8,400     $ 12,219     $ 13,709    $  4,618

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

                                                    (in thousands, except per share data)
                                                           Three-Month Periods Ended
                                           Fiscal 1999                                   Fiscal 1998
                           -------------------------------------------    -------------------------------------------
                           Sept. 26,   Dec. 26,   Mar. 27,    June 26,    Sept. 27,   Dec. 27,    Mar. 28,   June 27,
                             1998        1998       1999        1999        1997        1997        1998       1998
                           ------------------------------------------------------------------------------------------
Net sales .............    $ 3,668     $ 3,020     $ 4,028     $ 4,455    $ 4,450     $ 4,522     $ 3,567     $ 4,436
Gross profit ..........      1,733       1,449       1,996       2,454      2,970       2,475       1,784         151
Income (loss) from
     operations .......       (824)       (578)       (129)         84       (104)       (599)       (804)     (2,695)
Net income (loss) .....    $  (819)    $  (576)    $  (125)    $    54    $    16     $  (520)    $  (773)    $(2,602)
Per share data - basic
    and diluted:
      Net income (loss)    $ (0.11)    $ (0.08)    $ (0.02)    $  0.01    $  0.00     $ (0.07)    $ (0.10)    $ (0.35)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF CONTINUING OPERATIONS

         The following table sets forth, for the periods indicated, certain items in the Company's statements of operations as a percentage of net sales:

                                                     Year Ended
                                            ------------------------------
                                            June 26,   June 27,   June 28,
                                              1999       1998       1997
                                             -----      -----      -----

Net sales ...............................    100.0%     100.0%     100.0%
Cost of sales ...........................     49.7       56.5       42.8
                                             -----      -----      -----
Gross margin ............................     50.3       43.5       57.2
Operating expenses:
      Selling, general and administrative     41.4       46.4       44.2
      Research and development ..........     18.4       21.9       24.4
                                             -----      -----      -----
            Total operating expenses ....     59.8       68.3       68.6
                                             -----      -----      -----
Loss from operations ....................     (9.5)     (24.8)     (11.4)
      Other income (expense), net .......     (0.2)       1.9        1.7
                                             -----      -----      -----
Loss before income taxes ................     (9.7)     (22.9)      (9.7)
Income tax provision ....................       --         --         --
                                             -----      -----      -----
Net loss ................................     (9.7)%    (22.9)%     (9.7)%
                                             =====      =====      =====

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

FISCAL YEARS ENDED JUNE 26, 1999 AND JUNE 27, 1998


NET SALES. Net sales for fiscal year 1999 were $15.2 million, a decrease of 10.6% from $17.0 million in fiscal year 1998. Sales of the Company's newest products, the 5100 handler, introduced in mid-fiscal 1997, and the 7632 and Tapestry handlers, both of which first shipped to customers in fiscal 1999, increased $3.2 million or 66% over the prior year. Sales of these new products represent 53% of total net sales in the current year compared to 29% in the prior year. The Company's older, more mature products declined by $5.0 million or 42% compared to the prior year. The mature products are made up of the 4610 handler, Workstation 2000 and other handler and test products.

         As detailed in Note 10 of Notes to Consolidated Financial Statements, sales increased year over year in the Far East ($2.1 million), but decreased comparatively in the United States ($2.7 million) and Europe ($1.2 million). The increase in shipments to the Far East resulted primarily from increased business with several key and new customers in that region. The decrease in sales in the United States and Europe was primarily the result of the depressed market conditions.


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


GROSS PROFIT. Gross profit in fiscal 1999 increased 3.4% or $0.2 million, to $7.6 million from $7.4 million in fiscal 1998, and gross margin increased to 50.3% in fiscal 1999 from 43.5% in the previous year. In the prior year, the Company recorded charges of approximately $2.0 million for increased reserves for excess and obsolete inventory as a result of the depressed and changing market conditions. Prior to these charges, gross profit was $9.5 million and gross margin was 55.7%. The decrease in gross margin, prior to unusual charges, resulted from the shift in product mix from certain older, higher margin products and the decreased overhead absorption on lower production levels in the current year. The Company expects gross margins in the near future to be consistent with the average levels for fiscal 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative ("SG&A") expense decreased by $1.6 million or 20.2%, to $6.3 million in fiscal 1999 from $7.9 million in the prior year. As a percentage of net sales, SG&A expense decreased to 41.4% in the current year versus 46.4% in fiscal year 1998. This decrease resulted from cost reduction activities initiated by the Company beginning in fiscal 1998, in response to the downturn in the semiconductor capital equipment market. The cost reduction initiatives primarily included a planned decrease in the Company's headcount and a change in some customer sales coverage areas from independent sales representatives to the Company's direct sales employees, reducing sales commissions by approximately $0.6 million.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development ("R&D") expense decreased by $0.9 million, or 24.5%, to $2.8 million in the current year from $3.7 million in fiscal year 1998. As a percentage of net sales, R&D expense decreased to 18.4% from 21.9% for last year. During fiscal 1999 the majority of the Company's R&D projects moved into the advanced stages of development, requiring less material and labor. Compared to fiscal 1998, personnel related costs decreased $0.6 million and material costs decreased $0.2 million. The Company chose to maintain a high level of R&D spending throughout the downturn in semiconductor capital equipment market to ensure that it could support the launch of the newer products and continue to fund other product development projects. These efforts are allowing the Company to enter markets and attract customers not previously served by the Company.


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

FISCAL YEARS ENDED JUNE 27, 1998 AND JUNE 28, 1997


GENERAL COMMENTS. As a result of the market downturn that began in fiscal 1998, the Company initiated cost reduction actions and adjusted its reserve assumptions in fiscal 1998, recording inventory and other charges totaling $2.3 million. The cost reduction initiatives, implemented beginning in the fourth quarter of fiscal 1998 and targeted to achieve approximately $0.5 million in quarterly savings beginning in fiscal 1999, primarily included a reduction in the Company's headcount, changes in some customer sales coverage areas from independent sales representatives to the Company's direct sales employees - resulting in reduced sales commissions, consolidation of service office locations, and changes to travel and discretionary spending practices.

         Of the $2.3 charges, $2.0 million represented a provision for excess and obsolete inventory, reflected in cost of sales, comprised of approximately $1.5 million for excess 7632 product , $0.2 million for the 8000 and 3800 products, with the balance related to obsolete and excess kit inventory across the remaining product lines. After applying these charges, the net carrying value of the 7632 product line was approximately $0.6 million and the net carrying value of the 8000 and 3800 products was $0. The Company initiated marketing activities to identify alternative customer applications and markets for the 7632 product, and conducts periodic reviews of excess and obsolete inventory for disposal.

         The remainder of the charges, primarily impacting operating expenses, related mainly to cost reduction activities initiated by the Company, as described above.


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


         The Company maintains a $5 million secured line of credit with a bank, which was unused at June 26, 1999 and June 27, 1998. Borrowings bear interest at 1.5% over the bank's prime rate of 7.75% at June 26, 1999. The amount available for borrowing is calculated as a percentage of eligible accounts receivable and inventory, and amounted to approximately $2.8 million at June 26, 1999.

         The Company's anticipated capital needs for fiscal 2000, prior to acquisitions, are expected to be comparable to current year levels and concentrated in development of additional handler products and upgrading its management information systems. The Company expects to use funds for the business acquisitions described in Item I. Management believes that cash and cash equivalents on hand at June 26, 1999, and funds available through its bank line of credit are sufficient to finance such acquisitions and sustain the Company's continuing operations at the projected level for at least the next twelve months. Beyond fiscal year 2000, management believes that these resources, supplemented by anticipated cash flows from operations will continue to sustain the Company's continuing operations through fiscal year 2002, the period covered by the Company's current strategic plan, but that one or more additional business acquisitions or unforseen changes in market conditions could require the Company to seek additional financing. Management believes that it will be able to raise additional capital and/or negotiate an increase to its bank line of credit at terms acceptable to the Company if required, but no assurance can be made that such financing will be available if needed. The Company may acquire other companies, product lines or technologies that are complementary to the Company's business and the Company's working capital needs may change as a result of such acquisitions.


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



                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)1. CONSOLIDATED FINANCIAL STATEMENTS                                     PAGE
                                                                            ----
Index to Consolidated Financial Statements.................................  F-1
Independent Accountants' Report............................................  F-2
Consolidated Balance Sheets as of June 26, 1999, and June 27, 1998.........  F-3
Consolidated Statements of Operations for the Years Ended June 26,
   1999, June 27, 1998, and June 28, 1997..................................  F-4
Consolidated Statements of Changes in Stockholders' Equity
   for the Years Ended June 26, 1999, June 27, 1998, and June 28,
   1997....................................................................  F-5
Consolidated Statements of Cash Flows for the Years Ended June 26,
   1999, June 27, 1998, and June 28, 19967.................................  F-6
Notes to Consolidated Financial Statements.................................  F-7

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

10N. Credit and Security Agreement, dated February 17, 1998 between Norwest Bank Minnesota, N.A. and Micro Component Technology, Inc. (12)
10O. First Amendment to Credit and Security Agreement, dated October 22, 1998 between Norwest Business Credit, Inc. and Micro Component Technology, Inc. (13)
10P. First Amendment to Credit and Security Agreement, dated October 22, 1998 between Norwest Bank Minnesota, N.A. and Micro Component Technology, Inc. (13)
10Q. Incentive Stock Option Plan as amended through April 29, 1999. (filed herewith)
10R.     Second Amendment to Credit and Security Agreement (Eximbank Guaranteed
         Loan), dated February 16, 1999 between Norwest Bank Minnesota N.A and Micro Component Technology, Inc. (15)
10S. Second Amendment to Credit and Security Agreement , dated May 6, 1999 between Wells Fargo Business Credit, Inc. and Micro Component Technology, Inc. (15)
21.      Revised Listing of Subsidiaries of the Company. (7)
23.      Consent of Deloitte & Touche LLP. (filed herewith)
27.      Financial Data Schedule (filed herewith)

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
                                                                      ========     ========


                 See Notes to Consolidated Financial Statements.

                        MICRO COMPONENT TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                      Year Ended
                                                           ----------------------------------
                                                           June 26,     June 27,     June 28,
                                                             1999         1998         1997
                                                           --------     --------     --------
Net sales .............................................    $ 15,171     $ 16,975     $ 16,129
Cost of sales .........................................       7,539        9,595        6,910
                                                           --------     --------     --------
Gross profit ..........................................       7,632        7,380        9,219

Operating expenses:
      Selling, general and administrative .............       6,279        7,871        7,121
      Research and development ........................       2,800        3,711        3,934
                                                           --------     --------     --------
            Total operating expenses ..................       9,079       11,582       11,055

Loss from operations ..................................      (1,447)      (4,202)      (1,836)

Other income (expense):
      Interest income (expense), net ..................          67          116          329
      Other income (expense) ..........................         (86)         207          (56)
                                                           --------     --------     --------

Loss before income taxes ..............................      (1,466)      (3,879)      (1,563)

Income tax provision ..................................          --           --           --
                                                           --------     --------     --------

Net loss ..............................................    $ (1,466)    $ (3,879)    $ (1,563)
                                                           ========     ========     ========

Net loss per share:
         Basic ........................................    $  (0.20)    $  (0.54)    $  (0.22)
                                                           ========     ========     ========
         Diluted ......................................    $  (0.20)    $  (0.54)    $  (0.22)
                                                           ========     ========     ========

Weighted average common and common
  Equivalent shares outstanding:
         Basic ........................................       7,396        7,248        7,030
                                                           ========     ========     ========
         Diluted ......................................       7,396        7,248        7,030
                                                           ========     ========     ========


                 See Notes to Consolidated Financial Statements.

                        MICRO COMPONENT TECHNOLOGY, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        (in thousands, except share data)

                                  Preferred Stock          Common Stock                                            Treasury Stock
                                  ---------------   ---------------------------                                    --------------
                                                                                                    Cumulative
                                                                     Additional  Compre-               Other
                                                                Par    Paid-In   hensive   Accum.  Comprehensive  Class A   Common
                                 Shares    Value    Shares     Value   Capital   Income    Deficit     Income      Shares    Cost
Balance at June 29, 1996         315,789  $ 1,500  7,187,244   $  72   $43,461            $(26,934)    $  (82)    176,074   $(4,308)
  Net loss                                                                       $(1,563)   (1,563)
  Shares issued on exercise of
    options                                           20,000                40
  Shares issued through employee
    stock purchase plan                               15,932                33
                                                                                 -------
  Comprehensive income                                                           $(1,563)
                                                                                 =======
Retirement of treasury shares                       (176,074)     (2)   (1,060)             (3,246)              (176,074)    4,308
                                ----------------------------------------------            -----------------------------------------

Balance at June 28, 1997         315,789    1,500  7,047,102      70    42,474             (31,743)       (82)         --        --
  Net loss                                                                       $(3,879)   (3,879)
  Shares issued on exercise of
    options                                           12,750                20
  Shares issued through employee
    stock purchase plan                               18,659                22
  Translation adjustment                                                              18                   18
                                                                                 -------
  Comprehensive income                                                           $(3,861)
                                                                                 =======
  Shares issued through
    conversion of preferred
    stock                       (315,789)  (1,500)   315,789       4     1,496
                                ----------------------------------------------            -----------------------------------------

Balance at June 27, 1998              --       --  7,394,300      74    44,012             (35,622)       (64)         --        --
  Net loss                                                                       $(1,466)   (1,466)
  Shares issued through
    employee stock purchase
    plan                                              22,622                23
  Translation adjustment                                                              (5)                  (5)
                                                                                 -------
  Comprehensive income                                                           $(1,471)
                                                                                 =======
                                ----------------------------------------------            -----------------------------------------

Balance at June 26, 1999              --  $    --  7,416,922   $  74   $44,035            $(37,088)    $  (69)         --   $    --
                                ==============================================            =========================================


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        MICRO COMPONENT TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                               Year Ended
                                                                    ----------------------------------
                                                                    June 26,     June 27,     June 28,
                                                                      1999         1998         1997
                                                                    --------     --------     --------
Cash flows from operating activities:
      Net income (loss) ........................................    $ (1,466)    $ (3,879)    $ (1,563)
      Adjustments to reconcile net income (loss) to net cash
          used by operating activities:
                Depreciation and amortization ..................         465          492          469
                Non-cash charge related to inventory ...........          --        2,038           --
                Other, net .....................................          (1)          --          (12)
                Changes in assets and liabilities:
                     Accounts receivable .......................          18          414          143
                     Inventories ...............................         214       (2,274)        (581)
                     Other assets ..............................          21          194          428
                     Accounts payable ..........................         321         (336)         519
                     Other accrued liabilities .................         (54)        (111)        (115)
                                                                    --------     --------     --------
  Net cash used in operating activities ........................        (482)      (3,462)        (712)

Cash flows from investing activities:
      Additions to property, plant and equipment ...............         (92)        (295)        (523)
      Purchase of short-term investments .......................          --           --       (1,169)
      Maturity of short-term investments .......................          --        1,169           --
                                                                    --------     --------     --------
  Net cash provided by (used in) investing activities ..........         (92)         874       (1,692)

Cash flows from financing activities:
      Payments of long-term debt ...............................         (49)        (300)        (102)
      Proceeds from issuance of stock ..........................          23           42           73
                                                                    --------     --------     --------
  Net cash used in financing activities ........................         (26)        (258)         (29)

Effects of exchange rate changes ...............................          (5)          18           --
                                                                    --------     --------     --------

  Net increase (decrease) in cash and cash equivalents .........        (605)      (2,828)      (2,433)
Cash and cash equivalents at beginning of period ...............       2,532        5,360        7,793
                                                                    --------     --------     --------
Cash and cash equivalents at end of period .....................    $  1,927     $  2,532     $  5,360
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


STOCK-BASED COMPENSATION

         In fiscal 1997, the Company adopted Statement on Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company has elected to continue following the guidance of APB No. 25 for measurement and recognition of stock-based transactions with employees and non-employee directors. Because stock options have been granted at exercise prices at least equal to the fair market value of the stock at the grant date, no compensation cost has been recognized for stock options issued to employees under the stock option plans. Stock-based transactions with non-employees are accounted for in accordance with SFAS No. 123.


PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are stated at cost. Depreciation is provided by the straight-line method over the estimated useful lives of the assets for financial reporting and accelerated methods for tax purposes. Estimated lives used in computing depreciation are as follows:

             Leasehold improvements................. 3 to 10 years
             Machinery and equipment................ 2 to 5
             Furniture and fixtures................. 3 to 5

PRODUCT WARRANTY

         Estimated costs of warranty obligations to customers are charged to expense and a related accrual is established at the time the product is sold.

INCOME TAXES


         The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes." Deferred income tax benefits and deferred income taxes are recorded based on differences in the bases of assets and liabilities between the financial statements and the tax returns as well as from loss carryforwards. The valuation allowance for deferred income tax benefits is determined by the Company based upon the expectation of whether the benefits are more likely than not to be realized.


FOREIGN CURRENCY TRANSLATION

         Assets and liabilities of the foreign subsidiary are translated to U.S. dollars at year-end rates, and the statements of operations are translated at average exchange rates during the year. Translation adjustments arising from the translation of the foreign affiliates' net assets into U.S. dollars are recorded in cumulative other comprehensive income.

NEW ACCOUNTING STANDARDS


         Effective fiscal 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires that changes in the amounts of certain items, including foreign currency translation adjustments, be presented in the Company's financial statements.


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

                                                       Fiscal year ended
                                                 June 26   June 27   June 28
                       (in thousands)            1999(1)   1998(1)   1997(1)
                                                ----------------------------
              Weighted average common
                shares outstanding                 7,396     7,248     7,030
              Effect of dilutive stock options
                and warrants                          --        --        --
              Effect of dilutive redeemable
                preferred stock (2)                   --        --        --
                                                ----------------------------
                                                   7,396     7,248     7,030
                                                ============================

         (1) The Company reported a loss for the period. No adjustment made for the effect of stock options, warrants or redeemable preferred stock, as effect is anti-dilutive.
         (2)  Preferred stock converted to common stock in November 1997.

NOTE 3 - BALANCE SHEET INFORMATION

         Valuation reserves for notes and accounts receivable are as follows (in thousands):



                                                       1999    1998    1997
                                                       ----    ----    ----
              Beginning Balance....................    $250    $238    $585
              Additions............................      20      12    (344)
              Deductions...........................    (124)     --      (3)
                                                       ----    ----    ----
              Ending Balance.......................    $146    $250    $238
                                                       ====    ====    ====

         Additions to the reserves are charged to selling, general and administrative expense. Deductions represent uncollectible accounts written off.



         Major components of inventories are as follows (in thousands):

                                                     1999          1998
                                                   --------      --------
              Raw materials...................     $  1,129      $    878
              Work-in-process.................        1,485         1,562
              Finished goods..................        1,002         1,390
                                                   --------      --------
                                                   $  3,616      $  3,830
                                                   ========      ========

         Inventory balances are shown net of inventory reserves of $4.0 million and $4.4 million at fiscal year end 1999 and 1998, respectively.



         Property, plant and equipment consisted of the following (in thousands):

                                                     1999          1998
                                                   --------      --------
              Leasehold improvements..........     $    179      $    185
              Machinery and equipment.........        3,042         3,353
              Furniture and fixtures..........          877           889
                                                   --------      --------
                                                      4,098         4,427
              Less accumulated depreciation...       (3,425)       (3,380)
                                                   --------      --------
                                                   $    673      $  1,047
                                                   ========      ========

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

NOTE 5 - LONG-TERM DEBT

         Long-term debt and financing obligations consist of the following (in thousands):

                                                               1999       1998
                                                              ------     ------
         Equipment lease agreements.......................    $   84     $  131
         Other ...........................................        --          2
                                                              ------     ------
            Total long-term debt and financing obligations        84        133
         Less current obligations.........................       (51)       (50)
                                                              ------     ------
         Total long-term debt.............................    $   33     $   83
                                                              ======     ======

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

         Payments due under debt obligations at June 26, 1999 are as follows:
2000 - $51,000; and, 2001 - $33,000.



NOTE 6 - INCOME TAXES

         The Company incurred losses in fiscal 1999, 1998 and 1997 and recorded no provision for income taxes.



         The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense is as follows:

                                                             Year Ended June
                                                        -----------------------
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



         Shares subject to options under these plans during fiscal year 1997, 1998 and 1999 were as follows:

                                                                       WEIGHTED
                                                                        AVERAGE
                                                           EXERCISE    PRICE PER
                OPTIONS                  SHARES           PRICE RANGE    SHARE
                -------                  ------           -----------    -----
  Outstanding June 29, 1996             850,500         $2.00 to $7.50    $3.00


Granted (fair value $0.98 per share)    232,000     $2.0625 to $3.3125    $2.48
Exercised                               (20,000)                 $2.00    $2.00
Expired                                (167,500)        $2.00 to $4.25    $2.97
                                      ---------


  Outstanding June 28, 1997             895,000         $2.00 to $7.50    $2.89


Granted (fair value $1.27 per share)    349,000       $1.563 to $4.813    $3.62
Exercised (1)                           (20,000)       $2.00 to $3.625    $2.81
Expired                                 (16,000)       $2.625 to $3.00    $2.81
                                      ---------


  Outstanding June 27, 1998           1,208,000        $1.563 to $7.50    $3.11


Granted (fair value $0.68 per share)    461,500        $1.00 to $1.938    $1.17
Expired                                (347,000)       $2.375 to $7.00    $4.78
                                      ---------


  Outstanding June 26, 1999           1,322,500         $1.00 to $7.50    $2.00

  Exercisable at June 26, 1999          694,750         $1.00 to $7.50    $2.43


         (1) Of the 20,000 shares exercised, 7,250 shares were surrendered in a cashless exercise as provided for in the terms of the option grant.


         Options outstanding at June 26, 1999 had exercise prices ranging from $1.00 to $7.50 per share as summarized in the following table:

                        NUMBER      WEIGHTED          WEIGHTED         NUMBER
      RANGE OF       OUTSTANDING     AVERAGE          AVERAGE        EXERCISABLE
      EXERCISE       AT JUNE 26,    REMAINING         EXERCISE       AT JUNE 26,
       PRICES            1999         LIFE        PRICE PER SHARE       1999
       ------            ----         ----        ---------------       ----
  $1.00 to $1.563      543,500      4.5 years          $1.22            50,500
 $1.938 to $2.625      556,000      5.5 years          $2.07           478,500
   $3.25 to $3.75      213,000      7.0 years          $3.53           155,750
            $7.50       10,000      6.5 years          $7.50            10,000
                     ---------                                       ---------

   $1.00 to $7.50    1,322,500      5.5 years          $2.00           694,750
                     =========                                       =========

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

                                                 1999       1998       1997
                                                 ----       ----       ----
         Net income (loss), in thousands
            As reported                        $(1,466)   $(3,879)   $(1,563)
            Pro forma                          $(1,652)   $(4,077)   $(1,752)

         Earnings (loss) per share - basic
              As reported                      $ (0.20)   $ (0.54)   $ (0.22)
              Pro forma                        $ (0.22)   $ (0.56)   $ (0.25)

         Earnings (loss) per share - diluted
              As reported                      $ (0.20)   $ (0.54)   $ (0.22)
              Pro forma                        $ (0.22)   $ (0.56)   $ (0.25)

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
              Expected life of options    3.0 years    3.1 years    3.5 years

         The following summarizes all warrants outstanding to purchase shares of the Company's common stock at June 26, 1999:


                                              Exercise
              Shares       Issue Date         Price         Expiration Date
              -------      --------------     --------      -----------------
              169,807      July 22, 1992      $3.125        December 31, 1999
               30,000      March 5, 1993      $4.00         December 31, 1999
               18,500      June 1, 1993       $5.00         December 31, 1999
               10,000      July 9, 1993       $5.00         December 31, 1999
               10,000      August 1, 1993     $5.00         December 31, 1999
               30,000      July 14, 1994      $5.00         December 31, 1999

NOTE 10 - SEGMENT, GEOGRAPHIC, CUSTOMER INFORMATION AND CONCENTRATION OF CREDIT RISK

         The Company operates in one industry segment supplying integrated circuit handlers and testers to the semiconductor industry. Net sales to customers located in the three geographic regions in which the Company operates are summarized as follows (in thousands):

                                          1999       1998       1997
                                        -------    -------    -------
              United States             $ 5,379    $ 8,051    $ 6,842
              Far East                    9,205      7,091      8,528
              Europe                        587      1,833        759
                                        -------    -------    -------
                                        $15,171    $16,975    $16,129
                                        =======    =======    =======

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

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of St. Paul, State of Minnesota, on December 28, 1999.

                               MICRO COMPONENT TECHNOLOGY, INC.

                                    By: /s/ Jeffrey S. Mathiesen
                                        ----------------------------------------
                                        Jeffrey S. Mathiesen
                                        Vice President of Finance/
                                        Administration, Chief Financial Officer,
                                        Treasurer

                                INDEX TO EXHIBITS

3A.      Bylaws of the Company. (11)
3B.      Articles of Incorporation of the Company. (11)
4.       Specimen Certificate of Common stock. (1)
10A.     Agreements between the Company and Hambrecht & Quist Guaranty Finance.
         10A.i.   Warrant Purchase Agreement dated July 22, 1992. (1)
         10A.ii.  Second Common stock Warrant Purchase Agreement dated August
                  10, 1993. (1)
         10A.iii. First Amendment to Restated Financing Agreement dated August
                  24, 1994, with attached Amendment to Warrant Purchase
                  Agreement and Warrants. (2)
         10A.iv.  Warrant Amendment Agreement dated October 31, 1995. (7)
10B.     Incentive Stock Option Plan as amended through June 27, 1996. (9)
10C. Incentive Bonus Plan adopted by the Board of Directors of the Company on May 26, 1993. (1)
10D. Form of Non-Competition Agreement between the Company and certain senior executive officers. (1)
10E. Asset Purchase Agreement and Preferred Stock Purchase Agreement between the Company and Megatest Corporation dated November 22, 1994. (3)
10F. Stock Purchase Agreement and Commission Agreement entered into between the Company and Cardine & Levy, dated September 25, 1995. (6)
10G.     Employment Agreement with Roger E. Gower dated March 28, 1995. (4)
10H. Stock Option Agreement between the Company and Bentley Hall & Company dated April 19, 1994. (5)
10I.     Employment Agreement with Dennis Nelson dated May 30, 1996. (9)
10J.     Employee Stock Purchase Plan. (8)
10K. Stock Option Plan for Outside Directors, as amended through April 29, 1999. (filed with original Form 10-K)
10L.     Lease for the Company's corporate headquarters dated October 16, 1996.
         (10)
10M. Credit and Security Agreement, dated February 17, 1998 between Norwest Business Credit, Inc. and Micro Component Technology, Inc. (12)
10N. Credit and Security Agreement, dated February 17, 1998 between Norwest Bank Minnesota, N.A. and Micro Component Technology, Inc. (12)
10O. First Amendment to Credit and Security Agreement, dated October 22, 1998 between Norwest Business Credit, Inc. and Micro Component Technology, Inc. (13)
10P. First Amendment to Credit and Security Agreement, dated October 22, 1998 between Norwest Bank Minnesota, N.A. and Micro Component Technology, Inc. (13)
10Q. Incentive Stock Option Plan as amended through April 29, 1999. (filed with original Form 10-K)
10R.     Second Amendment to Credit and Security Agreement (Eximbank Guaranteed
         Loan), dated February 16, 1999 between Norwest Bank Minnesota N.A and Micro Component Technology, Inc. (15)
10S. Second Amendment to Credit and Security Agreement , dated May 6, 1999 between Wells Fargo Business Credit, Inc. and Micro Component Technology, Inc. (15)
21.      Revised Listing of Subsidiaries of the Company. (7)
23.      Consent of Deloitte & Touche LLP. (filed herewith)
27.      Financial Data Schedule (filed herewith)

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