Form 10-Q
period 1999-12-25
MICRO COMPONENT TECHNOLOGY INC
filed 2000-01-28
CIK 911149

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    (X)         QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 25, 1999

                                       OR

    ( )         TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from___________ to __________

                           Commission File No. 0-22384

                        MICRO COMPONENT TECHNOLOGY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Minnesota                                  41-0985960
--------------------------------          ------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                   Identification No.)

                2340 West County Road C, St. Paul, MN 55113-2528
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (651) 697-4000
               ---------------------------------------------------
                         (Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                  Yes           X                No
                         ----------------              ----------------

The number of shares outstanding of the Registrant's Common Stock, as of January 24, 2000 was 7,541,647.


                               Page 1 of 16 pages
                            Exhibit index on page 15

                        MICRO COMPONENT TECHNOLOGY, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION

       ITEM 1.     FINANCIAL STATEMENTS

                   CONSOLIDATED BALANCE SHEETS                                                                  3

                   CONSOLIDATED STATEMENTS OF OPERATIONS                                                        4

                   CONSOLIDATED STATEMENTS OF CASH FLOWS                                                        5

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                   FINANCIAL STATEMENTS                                                                         6

       ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   RESULTS OF OPERATIONS AND FINANCIAL CONDITION                                                8

PART II - OTHER INFORMATION

       ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS                                                    13

       ITEM 5.     OTHER INFORMATION                                                                            13

       ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                                             13

       SIGNATURES                                                                                               14

       EXHIBITS AND REPORTS                                                                                     15

                        MICRO COMPONENT TECHNOLOGY, INC.
                                    FORM 10-Q
                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands except per share data)
                                   (Unaudited)

                                                                        December 25,                   June 26,
                             ASSETS                                         1999                        1999
--------------------------------------------------------------        -----------------          -----------------

Current assets:
     Cash and cash equivalents                                             $  1,575                    $  1,927
     Accounts receivable, less allowance for doubtful accounts
       of $136 and $146, respectively                                         4,203                       3,596

     Inventories:
         Raw materials                                                        1,283                       1,129
         Work in process                                                        980                       1,485
         Finished goods                                                       1,385                       1,002
     Other                                                                      568                         131
                                                                           --------                    --------
               Total current assets                                           9,994                       9,270

Property, plant and equipment                                                 4,089                       3,709
     Less accumulated depreciation                                           (3,224)                     (3,306)
                                                                           --------                    --------
     Property, plant and equipment, net                                         865                         673

Other assets, net                                                                75                          47
                                                                           --------                    --------

Total assets                                                               $ 10,934                    $  9,990
                                                                           ========                    ========

       LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------

Current liabilities:
     Current portion of long-term debt                                     $     51                    $     51
     Accounts payable                                                         1,623                       1,548
     Other accrued liabilities                                                1,946                       1,406
                                                                           --------                    --------
               Total current liabilities                                      3,620                       3,005

Long-term debt and financing obligations                                         70                          33

Commitments and contingencies

Stockholders' equity:
     Common stock, $.01 par value, 20,000,000 authorized,
       7,500,951 and 7,416,922 issued, respectively                              75                          74
     Additional paid-in-capital                                              44,181                      44,035
     Cumulative translation adjustment                                          (69)                        (69)
     Accumulated deficit                                                    (36,943)                    (37,088)
                                                                           --------                    --------
               Total stockholders' equity                                     7,244                       6,952
                                                                           --------                    --------

Total liabilities and stockholders' equity                                 $ 10,934                    $  9,990
                                                                           ========                    ========

       See notes to unaudited condensed consolidated financial statements

                        MICRO COMPONENT TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                          Three Months Ended                 Six Months Ended
                                                     -----------------------------      -----------------------------
                                                        Dec. 25,         Dec. 26,           Dec. 25,       Dec. 26,
                                                          1999            1998               1999           1998
                                                     -------------     -----------      -------------     -----------

Net sales                                                $ 5,588          $ 3,020          $ 11,333         $ 6,688

Cost of sales                                              2,606            1,571             5,438           3,506
                                                         -------          -------          --------         -------

Gross profit                                               2,982            1,449             5,895           3,182

Operating expenses:
     Selling, general and administrative                   2,152            1,431             4,279           3,152
     Research and development                                815              596             1,490           1,432
                                                         -------          -------          --------         -------

Total operating expenses                                   2,967            2,027             5,769           4,584
                                                         -------          -------          --------         -------

Profit (loss) from operations                                 15             (578)              126          (1,402)

     Interest income, net                                     12               26                23              43
     Other expense                                           (12)             (24)               (4)            (36)
                                                         -------          -------          --------         -------

Total interest and other                                      --                2                19               7
                                                         -------          -------          --------         -------

Net income (loss)                                        $    15          $  (576)         $    145         $(1,395)
                                                         =======          =======          ========         =======

Net income (loss) per share:
     Basic                                               $  0.00          $ (0.08)         $   0.02         $ (0.19)
                                                         =======          =======          ========         =======
     Diluted                                             $  0.00          $ (0.08)         $   0.02         $ (0.19)
                                                         =======          =======          ========         =======

Weighted average common and common
     equivalent shares outstanding:
     Basic                                                 7,484            7,394             7,472           7,394
                                                         =======          =======          ========         =======
     Diluted                                               8,164            7,394             8,138           7,394
                                                         =======          =======          ========         =======











       See notes to unaudited condensed consolidated financial statements

                        MICRO COMPONENT TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                   Six Months Ended
                                                                        ---------------------------------------
                                                                        December 25,               December 26,
                                                                            1999                       1998
                                                                        ------------               ------------

Cash flows from operating activities:
   Net income (loss)                                                       $   145                   $(1,395)
   Adjustments to reconcile net income (loss) to net cash
     used by operating activities:
         Depreciation and amortization                                         247                       251
         Changes in assets and liabilities:
              Accounts receivable                                             (607)                    1,041
              Inventories                                                      (32)                      566
              Other and other current assets                                  (433)                       12
              Accounts payable                                                  75                      (428)
              Other accrued liabilities                                        467                      (275)
                                                                           -------                   -------
Net cash used in operating activities                                         (138)                     (228)

Cash flows from investing activities:
   Additions to property, plant and equipment                                  (67)                      (19)
   Payment for acquisition                                                    (261)                       --
                                                                           -------                   -------
Net cash used in investing activities                                         (328)                      (19)

Cash flows from financing activities:
   Payments of long-term debt                                                  (33)                      (25)
   Proceeds from issuance of stock                                             147                        --
                                                                           -------                   -------
Net cash provided by (used in) financing activities                            114                       (25)
                                                                           -------                   -------

Net decrease in cash and cash equivalents                                     (352)                     (272)

Cash and cash equivalents at beginning of period                             1,927                     2,532
                                                                           -------                   -------

Cash and cash equivalents at end of period                                 $ 1,575                   $ 2,260
                                                                           =======                   =======




Supplemental disclosure:
   Noncash investing and financing activities:
         Equipment acquired by capital lease                               $    70                        --
         Notes payable for acquisition                                          72                        --







       See notes to unaudited condensed consolidated financial statements

                        MICRO COMPONENT TECHNOLOGY, INC.
                                    FORM 10-Q
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.     INTERIM FINANCIAL STATEMENTS

       The accompanying unaudited, condensed, consolidated financial statements for the three and six month periods ended December 25, 1999 have been prepared in accordance with the instructions for SEC Form 10-Q and, accordingly, do not include all disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.

       Interim unaudited financial results should be read in conjunction with the audited financial statements included in the SEC Annual Report, Form 10-K/A, for the fiscal year ended June 26, 1999.

       The results of operations for the three and six months ended December 25, 1999 are not necessarily indicative of the operating results to be expected for the full year.

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


                                                       Three Months Ended                     Six Months Ended
                                             --------------------------------------- ------------------------------------
                                                December 25,       December 26,        December 25        December 26
                  (in thousands)                    1999             1998 (1)             1999             1998 (1)
                                             ------------------- ------------------- ----------------- ------------------
       Weighted average common
         shares outstanding                           7,484               7,394             7,472              7,394
       Effect of dilutive stock
         options and warrants                           680                  --               666                 --
                                             ------------------- ------------------- ----------------- ------------------
                                                      8,164               7,394             8,138              7,394
                                             =================== =================== ================= ==================

                (1) The Company reported a loss for the periods indicated. No adjustment made for the effect of stock options or warrants as effect is anti-dilutive.

3.     REPORTING OF COMPREHENSIVE NET INCOME OR (LOSS)

       In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS), No. 130 "Reporting Comprehensive Income" which establishes standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. Under this standard, certain revenues, expenses, gains, and losses recognized during the period are included in comprehensive income (loss), regardless of whether they are considered to be results of operations of the period. During the three and six month periods ended December 25, 1999 and December 26, 1998 total comprehensive income (loss) equaled net income (loss) as reported on the Consolidated Statements of Operations.

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

       On September 18, 1999, the Company entered into a definitive merger agreement to acquire Aseco Corporation, a Massachusetts based manufacturer of handling equipment. The acquisition is structured as a stock for stock purchase. Were the merger to be effective January 26, 2000, the value of the acquisition would approximate $27.0 million, subject to adjustment under certain terms of the agreement. The Joint Proxy Statement/Prospectus on Form S-4 was declared effective by the Securities and Exchange Commission on December 30, 1999. The Board of Directors of both companies has approved the agreement. The MCT and Aseco shareholders, at separate meetings, are scheduled to vote on the acquisition on January 31, 2000. Pending shareholder approval, the merger is scheduled to close on January 31, 2000, immediately following the shareholders' meetings.

                        MICRO COMPONENT TECHNOLOGY, INC.
                                    FORM 10-Q
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 25, 1999

Net sales for the second quarter fiscal 2000, ended December 25, 1999, increased $2.6 million or 85.0% to $5.6 million compared to $3.0 million for the same period the previous year. The increase in sales in the second quarter of the current year is attributed to the general improvement in the semiconductor capital equipment market, which was in a significant downturn in the prior year. Sales of the Company's newest products, the MCT 5100, MCT 7632 and MCT Tapestry handling systems and automation software increased $1.9 million or 103.5% over prior year levels. Sales of these new products represented 65.9% of total net sales in the current quarter compared to 59.9% in the prior year. Sales of existing products increased by $0.7 million or 57.4% over the same period a year ago. The Company expects its newest products to continue to account for a significant portion of the Company's total revenues in the future.

Gross profit for the second quarter fiscal 2000 increased by $1.5 million to $3.0 million, or 53.4% of sales, from $1.4 million, or 48.0% of sales, for the second quarter fiscal 1999. The increase in gross margin is primarily attributed to increased manufacturing efficiencies and utilization of overhead costs in the current period and changes in product mix. Increased efficiencies and utilization of overhead costs account for approximately two-thirds of the increase in gross margin. The remaining increase is attributed to changes in product mix. In addition, increased margins from sales during the current period of products that had been previously written off were offset by increased warranty costs related to upgrading older products to current version levels. Gross margins are expected to be comparable to year-to-date levels, depending on product mix, in the foreseeable future periods.

Selling, general and administrative expense in the second quarter fiscal 2000 was $2.2 million, or 38.5% of sales, compared to $1.4 million, or 47.4% of sales for the same quarter in fiscal 1999. The reduction as a percentage of sales is the result of increased sales during the quarter compared to the prior year quarter. The increase in spending compared to the second quarter of 1999 is attributed to increased direct selling costs of $0.3 million related to increased sales revenues and increased commissions of $0.1 million resulting from a shift in customer mix to a higher level of customers served by commissioned independent sales representatives. The remainder relates to increased expenses, primarily personnel expenses, in supporting the sales growth during the second quarter.

Research and development expense for the second quarter fiscal 2000 was $0.8 million, or 14.6% of sales, compared to $0.6 million, or 19.7% of sales in the previous year. The increase in the current quarter resulted from increased spending requirements related to R&D projects in process and initiated during this period. Compared to the second quarter fiscal 1999, personnel and contract labor expenses increased by $0.2 million or 36.9%. The Company expects to continue to invest in new product development at levels comparable to or slightly higher than current quarter levels, based upon the projected needs of current and anticipated development projects.

Net interest income for the second quarter fiscal 2000 was $12,000 compared to $26,000 in the previous year. The reduction in net interest income is due to decreased holdings of interest bearing cash equivalents.

Net income for the second quarter fiscal 2000 was $15,000 or $0.00 per share as compared to a net loss of $576,000, or $0.08 per share for the second quarter fiscal 1999.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 25, 1999

Net sales for the first six months of fiscal 2000 increased $4.6 million or 69.5% to $11.3 million compared to $6.7 million for the same period the prior year. The increase in sales for the first six months is attributed to the general improvement in the semiconductor capital equipment market, which was in a significant downturn in the prior year. Sales of the Company's newest products, the MCT 5100, MCT 7632 and MCT Tapestry handling systems and automation software increased $5.2 million or 193.6% over prior year levels. Sales of these new products represented 70.0% of total net sales for the first six months compared to 40.4% in the prior year. Sales of existing products decreased by $0.6 million or 14.8% over the same period a year ago. The Company expects its newest products to continue to account for a significant portion of the Company's total revenues in the future.

Gross profit for the first six months of fiscal 2000 increased $2.7 million to $5.9 million or 52.0% of sales, from $3.2 million or 47.6% of sales for the same period a year ago. The increase in gross margin is primarily attributed to increased manufacturing efficiencies and utilization of overhead costs in the current period. Gross margins are expected to be comparable to year-to-date levels, depending on product mix, in the foreseeable future periods.

Selling, general and administrative expense in the first six months of fiscal 2000 was $4.3 million, or 37.8% of sales, compared to $3.2 million, or 47.1% of sales for the same period in fiscal 1999. The reduction as a percentage of sales is the result of increased sales during the period compared to the prior year. The increase in spending compared to 1999 is attributed to increased direct selling costs of $0.4 million related to increased sales revenues and increased commissions of $0.3 million resulting from a shift in customer mix to a higher level of customers served by commissioned independent sales representatives. The remainder relates to increased expenses, primarily personnel expenses, in supporting the sales growth.

Research and development expense for the first six months of fiscal 2000 was $1.5 million, or 13.1% of sales, compared to $1.4 million, or 21.4% of sales in the same period in the previous year. The increase compared to the previous year resulted from increased spending requirements related to R&D projects in process and initiated during this period.

The Company generated net interest income during the current year of $23,000 compared to $43,000 in the previous year. The reduction in net interest income is due to decreased holdings of interest bearing cash equivalents.

Net income for the first six months of fiscal 2000 was $145,000 or $0.02 per share as compared to a net loss of $1.4 million or $0.19 per share for the second quarter fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

As of December 25, 1999, the Company had cash and cash equivalents of $1.6 million compared to $1.9 million at June 26, 1999. Cash used in operations was $138,000 during the first six months of the current year, versus $228,000 used in the same period of the previous year. An increase in working capital assets, supporting the growth in sales, more than offset net income during the current period. In the prior year the net loss was offset by a reduction in working capital assets associated with the downturn in the semiconductor capital equipment market.

Current assets at December 25, 1999 were $10.0 million, the current ratio was
2.8 and working capital was $6.4 million, versus $9.3 million, 3.1 and $6.3 million, respectively, at June 26, 1999.

Net cash used in investing activities during the first six months of fiscal 2000 was $0.3 million compared to $19,000 in the previous year. The Company used $261,000 to acquire certain fixed and intangible assets related to the formation of the Infinity Systems Division of the Company.

The Company maintains a $5 million secured line of credit with a bank, which was unused at December 25, 1999 and June 26, 1999. The amount available for borrowing is calculated as a percentage of eligible accounts receivable and inventory, and amounted to approximately $2.8 million at December 25, 1999.

The Company's capital needs for the remainder of fiscal 2000, prior to acquisitions, are expected to be comparable to prior year levels and concentrated in development of additional handler products and upgrading its management information systems. The Company has used and expects to use funds for the business acquisitions described in Item 5. Management believes that cash and cash equivalents on hand at December 25, 1999, and funds available through its bank line of credit are sufficient to finance such acquisitions and sustain the Company's continuing operations at the projected level for the foreseeable future. Management believes that it will be able to raise additional capital and/or negotiate an increase to its bank line of credit at terms acceptable to the Company if required, but no assurance can be made that such financing will be available if needed. The Company may acquire other companies, product lines or technologies that are complementary to the Company's business and the Company's working capital needs may change as a result of such acquisitions.

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

The Company completed a review of its internal information systems and determined that most of the application software and internal information systems, other than the Company's primary manufacturing and accounting system:
(1) are year 2000 compliant; (2) can be upgraded to be year 2000 compliant without significant cost or effort; or, (3) do not pose a significant issue to the

Company if left uncorrected. With regard to the Company's primary manufacturing and accounting system, the Company contracted with the software vendor and related hardware supplier to make these systems year 2000 compliant. The upgrade was completed in the second quarter of fiscal 1999. All other significant application software, hardware and internal information systems which were identified as not year 2000 compliant have been upgraded or replaced. Total costs to upgrade the Company's internal information systems, most of which have been paid, are not material to the operations of the Company, and are expected to be less than $100,000.

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

The Company has completed its process of determining the impact of third parties suppliers and vendors that are not year 2000 compliant. Non-compliance by any of the Company's major distributors, suppliers, customers, vendors, or financial organizations could result in business disruptions that could have a material adverse affect on the Company's results of operations, liquidity and financial condition. To date, the Company is not aware of any such third parties with year 2000 issues that would materially impact the Company's results of operations, liquidity or financial condition.

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

The Company has completed its contingency plan to cover any potential year 2000 operating issues. The worst-case scenario is that Year 2000 problems would render its computer systems operating its core business functions non-operational. In this event, the contingency plan has identified alternative methods of operating and accomplishing these core business functions through the use of paper back-up files and manual information handling. This should minimize the Company's exposure to work slowdowns or business disruptions and any adverse effects on its results of operations.

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

RISK FACTORS

Except for the historical information contained herein, certain of the matters discussed in this report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These "forward-looking statements" involve certain risks and uncertainties, including, but not limited to, the following: (1) fluctuations and periodic downturns in the semiconductor market which often have had a disproportionately negative effect on manufacturers of semiconductor capital equipment; (2) rapid changes in technology and in tester and handler products, which the Company must respond to successfully in order for its products to avoid becoming noncompetitive or obsolete; (3) customer acceptance of the Company's new products, including the MCT 5100, MCT 5200, MCT 7632 and Tapestry handling systems, in which the Company has invested significant amounts of inventory; (4) possible loss of any of the Company's key customers, who account for a substantial percentage of the Company's business; (5) the possible adverse impact of competition in markets which are highly competitive, including increased pressure on pricing and payment terms which may adversely affect net sales and gross margins and increase the Company's exposure to credit risk; (6) the possible adverse impact of economic or political changes in markets the Company serves; (7) the possible adverse impact on the Company's operations or material costs which may be incurred by the Company due to undetected errors or defects in preparing its internal operating systems for the year 2000; (8) the possible adverse impact on the Company's operations or material costs which may be incurred by the Company arising from year 2000 related repair costs or litigation due to undetected errors or defects in its products which use software; (9) the possible adverse impact on the Company's operations if the merger agreement between MCT and Aseco fails to be consummated; (11) failure to realize the expected benefits of the MCT and Aseco merger; and, (12) other factors detailed from time to time in the Company's SEC reports, including but not limited to the discussion in the Management's Discussion & Analysis included in the Annual Report on Form 10-K/A for the year ended June 26, 1999 and the discussion of risk factors included in the Joint Proxy/Prospectus on Form S-4 dated December 30, 1999. All forecasts and projections in this report are "forward-looking statements," and are based on management's current expectations of the Company's near-term results, based on current information available pertaining to the Company, including risk factors discussed above. Actual results could differ materially.

                        MICRO COMPONENT TECHNOLOGY, INC.
                                    FORM 10-Q
                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended December 25, 1999, the Company issued the following unregistered securities:

On December 7, 1999, the Company issued 16,638 shares of common stock pursuant to the exercise of 50,942 warrants. There were no proceeds from the conversion of the warrants to common stock as it was a cashless transaction. The shares were issued to Guaranty Finance Management Corporation. The Company paid no discounts or commissions.

The securities issued are exempt from registration pursuant to section 4(2) of the Securities Act of 1933 because the exercise was limited to a single sophisticated investor having access to current information about the Company.

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

On September 18, 1999, the Company entered into a definitive merger agreement to acquire Aseco Corporation, a Massachusetts based manufacturer of handling equipment. The acquisition is structured as a stock for stock purchase. Were the merger to be effective January 26, 2000, the value of the acquisition would approximate $27.0 million, subject to adjustment under certain terms of the agreement. The Joint Proxy Statement/Prospectus on Form S-4 was declared effective by the Securities and Exchange Commission on December 30, 1999. The Board of Directors of both companies has approved the agreement. The MCT and Aseco shareholders, at separate meetings, are scheduled to vote on the acquisition on January 31, 2000. Pending shareholder approval, the merger is scheduled to close on January 31, 2000, immediately following the shareholders' meetings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

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




                                         Micro Component Technology, Inc.
                                         Registrant


Dated:  January 28, 2000                 By:   /s/Roger E. Gower
                                              ------------------
                                         Roger E. Gower
                                         President and Chief Executive Officer


                                                                   And


Dated:  January 28, 2000                 By:   /s/Jeffrey S. Mathiesen
                                              -------------------------
                                         Jeffrey S. Mathiesen
                                         Chief Financial Officer
                                         Chief Accounting Officer

                        MICRO COMPONENT TECHNOLOGY, INC.
                                    FORM 10-Q
                                  EXHIBIT INDEX



Exhibit
Number                                                             Page

27       Financial Data Schedule                                    16