Form 10-Q
period 2000-03-25
MICRO COMPONENT TECHNOLOGY INC
filed 2000-05-09
CIK 911149

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 25, 2000

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                           Commission File No. 0-22384

                        MICRO COMPONENT TECHNOLOGY, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

           Minnesota                                         41-0985960
----------------------------------------          ------------------------------
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

                  Yes       X                    No
                         -------                      -------

The number of shares outstanding of the Registrant's Common Stock, as of May 5, 2000 was 11,047,736.


                               Page 1 of 20 pages
                            Exhibit index on page 19

                        MICRO COMPONENT TECHNOLOGY, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION

       ITEM 1.     FINANCIAL STATEMENTS

                   CONSOLIDATED BALANCE SHEETS                             3

                   CONSOLIDATED STATEMENTS OF OPERATIONS                   4

                   CONSOLIDATED STATEMENTS OF CASH FLOWS                   5

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                   FINANCIAL STATEMENTS                                    6

       ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   RESULTS OF OPERATIONS AND FINANCIAL CONDITION          10

PART II - OTHER INFORMATION

       ITEM 3.     CHANGES IN SECURITIES AND USE OF PROCEEDS              16

       ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS    16

       ITEM 5.     OTHER INFORMATION                                      17

       ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                       17

       SIGNATURES                                                         18

       EXHIBITS AND REPORTS                                               19

                        MICRO COMPONENT TECHNOLOGY, INC.
                                    FORM 10-Q
                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands except per share data)
                                   (Unaudited)

                                                                          March 25,                  June 26,
                             ASSETS                                         2000                        1999
--------------------------------------------------------------        -----------------          -----------
Current assets:
     Cash and cash equivalents                                          $      1,875               $      1,927
     Accounts receivable, less allowance for doubtful accounts
       of $516 and $146, respectively                                         10,934                      3,596

     Inventories:
         Raw materials                                                         5,517                      1,129
         Work in process                                                       2,757                      1,485
         Finished goods                                                        1,325                      1,002
     Other                                                                       369                        131
                                                                        ------------               ------------
               Total current assets                                           22,777                      9,270

Property, plant and equipment                                                  4,984                       3709
     Less accumulated depreciation                                            (3,408)                    (3,306)
                                                                        ------------               ------------
     Property, plant and equipment, net                                        1,576                        673

Goodwill and other intangible assets, net                                     18,926                         47
                                                                        ------------               ------------

Total assets                                                            $     43,279               $      9,990
                                                                        ============               ============

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Line of credit                                                     $      3,128               $          -
     Current portion of long-term debt                                            46                         51
     Accounts payable                                                          4,691                      1,548
     Other accrued liabilities                                                 4,196                      1,406
                                                                        ------------               ------------
               Total current liabilities                                      12,061                      3,005

Long-term debt and financing obligations                                          58                         33

Commitments and contingencies

Stockholders' equity:
     Common stock, $.01 par value, 20,000,000 authorized,
       11,046,579 and 7,394,300 issued, respectively                             110                         74
     Additional paid-in-capital                                               68,171                     44,035
     Cumulative translation adjustment                                           (69)                       (69)
     Accumulated deficit                                                     (37,052)                   (37,088)
                                                                        ------------               ------------
               Total stockholders' equity                                     31,160                      6,952
                                                                        ------------               ------------

Total liabilities and stockholders' equity                              $     43,279               $      9,990
                                                                        ============               ============


       See notes to unaudited condensed consolidated financial statements

                        MICRO COMPONENT TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                          Three Months Ended                 Nine Months Ended
                                                     -----------------------------      ---------------------------
                                                        Mar. 25,         Mar. 27,           Mar. 25,       Mar. 27,
                                                          2000            1999               2000           1999
                                                     -------------     -----------      -------------   -----------

Net sales                                              $  11,417        $   4,028         $  22,750       $  10,716

Cost of sales                                              5,702            2,032            11,140           5,538
                                                       ---------        ---------         ---------       ---------

Gross profit                                               5,715            1,996            11,610           5,178

Operating expenses:
     Selling, general and administrative                   3,279            1,417             7,548           4,569
     Research and development                              1,820              708             3,310           2,140
     Amortization of intangible assets                       686                -               696               -
                                                       ---------        ---------         ---------       ---------

Total operating expenses                                   5,785            2,125            11,554           6,709
                                                       ---------        ---------         ---------       ---------

Profit (loss) from operations                                (70)            (129)               56          (1,531)

     Interest income                                          20               19                48              67
     Interest expense                                        (38)              (1)              (43)             (6)
     Other, net                                              (21)             (14)              (25)            (50)
                                                       ---------        ---------         ---------       ---------

Total interest and other                                     (39)               4               (20)             11
                                                       ---------        ---------         ---------       ---------

Net income (loss)                                      $    (109)       $    (125)        $      36       $  (1,520)
                                                       =========        =========         =========       =========

Net income (loss) per share:
     Basic                                             $   (0.01)       $   (0.02)        $    0.00       $   (0.21)
                                                       =========        =========         =========       =========
     Diluted                                           $   (0.01)       $   (0.02)        $    0.00       $   (0.21)
                                                       =========        =========         =========       =========

Weighted average common and common
  equivalent shares outstanding:
     Basic                                                 9,635            7,394             8,193           7,394
                                                       =========        =========         =========       =========
     Diluted                                               9,635            7,394             9,370           7,394
                                                       =========        =========         =========       =========





       See notes to unaudited condensed consolidated financial statements

                        MICRO COMPONENT TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                   Nine Months Ended
                                                                   ----------------------------------------------
                                                                           Mar 25,                     Mar 27,
                                                                             2000                       1999
                                                                   --------------------          ----------------
Cash flows from operating activities:
   Net income (loss)                                                    $         36               $     (1,520)
   Adjustments to reconcile net income (loss) to net cash
     used by operating activities:
         Depreciation and amortization                                         1,119                        367

         Changes in assets and liabilities:
              Accounts receivable                                             (3,015)                       275
              Inventories                                                        (77)                       425
              Other and other current assets                                    (108)                       (24)
              Accounts payable                                                   166                        (90)
              Other accrued liabilities                                          300                       (280)
                                                                        ------------               ------------
Net cash used in operating activities                                         (1,579)                      (847)

Cash flows from investing activities:
   Additions to property, plant and equipment                                   (109)                       (45)
   Payment for acquisitions                                                     (620)                         -
                                                                        ------------               ------------
Net cash used in investing activities                                           (729)                       (45)

Cash flows from financing activities:
   Payments of long-term debt                                                    (50)                       (37)
   Increase in working line of credit                                          1,334                          -
   Proceeds from issuance of stock                                               972                          -
                                                                        ------------               ------------
Net cash provided by (used in) financing activities                            2,256                        (37)
                                                                        ------------               ------------

Net decrease in cash and cash equivalents                                        (52)                      (929)

Cash and cash equivalents at beginning of period                               1,927                      2,532
                                                                        ------------               ------------

Cash and cash equivalents at end of period                              $      1,875               $      1,603
                                                                        ============               ============




Supplemental disclosure:
   Noncash investing and financing activities:
         Equipment acquired by capital lease                            $         70                          -
         Notes payable for acquisition                                            48                          -
         Stock issued for acquisition of Aseco Corporation                    23,200                          -
         Stock issued in cashless option and warrant exercises                   627                          -
         Stock redeemed in cashless option and warrant exercises                (627)                         -




       See notes to unaudited condensed consolidated financial statements

                        MICRO COMPONENT TECHNOLOGY, INC.
                                    FORM 10-Q
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.     INTERIM FINANCIAL STATEMENTS

       The accompanying unaudited, condensed, consolidated financial statements for the three and nine month periods ended March 25, 2000 have been prepared in accordance with the instructions for SEC Form 10-Q and, accordingly, do not include all disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.

       Interim unaudited financial results should be read in conjunction with the audited financial statements included in the SEC Annual Report, Form 10-K/A, for the fiscal year ended June 26, 1999.

       The results of operations for the three and nine months ended March 25, 2000 are not necessarily indicative of the operating results to be expected for the full year.

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


                                                       Three months ended                     Nine months ended
                                             --------------------------------------- ------------------------------------
                                                 March 25,          March 27,           March 25,         March 27,
                  (in thousands)                   2000 (1)           1999 (1)             2000            1999 (1)
                                             ------------------- ------------------- ----------------- ------------------
       Weighted average common
         shares outstanding                           9,635               7,394             8,193              7,394
       Effect of dilutive stock
         options and warrants                             -                   -             1,177                  -
                                             ------------------- ------------------- ----------------- ------------------
                                                      9,635               7,394             9,370              7,394
                                             =================== =================== ================= ==================



       (1) The Company reported a loss for the periods indicated. No adjustment made for the effect of stock options or warrants, as effect is anti-dilutive.

3.     REPORTING OF COMPREHENSIVE NET INCOME OR (LOSS)

       In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS), No. 130 "Reporting Comprehensive Income" which establishes standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. Under this standard, certain revenues, expenses, gains, and losses recognized during the period are included in comprehensive income (loss), regardless of whether they are considered to be results of operations of the period. During the three-month periods ended March 25, 2000 and March 27, 1999 total comprehensive income (loss) equaled net income (loss) as reported on the Consolidated Statements of Operations.

4.     ACQUISITIONS

       INFINITY SYSTEMS ACQUISITION
       On June 29, 1999, the Company acquired certain assets and assumed certain liabilities of the Systems Integration unit of FICO America, Inc., forming the Infinity Systems Division of the Company to develop and implement Manufacturing Execution Systems ("MES") and factory control systems to customers in the semiconductor industry. The acquisition was accounted for as a purchase, and accordingly, the net assets acquired were recorded at their estimated fair market value at the effective date of the acquisition. The purchase price and the pro forma impact on fiscal 1999 results were not material to the company.

       ASECO CORPORATION ACQUISITION
       On January 31, 2000, the Company completed its acquisition of Aseco Corporation, a Massachusetts based manufacturer of handling equipment. The acquisition was structured as a stock for stock purchase. The purchase price totaled $24.0 million, consisting of 2.9 million shares of MCT common stock valued at $22.5 million issued to former Aseco shareholders and $1.5 million of acquisition-related costs.

       The acquisition was accounted for using the purchase method of accounting. The results of operations of Aseco Corporation have been included in the Company's consolidated financial statements since January 31, 2000. The purchase price has been allocated based on the estimated fair values of net assets acquired at the date of acquisition. The excess of purchase price over tangible net assets acquired has been preliminarily allocated to goodwill in the amount of $9.6 million (which is being amortized using a straight line method over the estimated useful life of five years), and other intangible assets in the amount of $9.9 million (which are being amortized using the straight-line method over the estimated useful lives of two to five years). In accordance with generally accepted accounting principals, this initial allocation may be adjusted in future quarters as valuations of certain accounts, including inventory and accrued liabilities are finalized.

       The following unaudited pro forma information presents a summary of combined results of operations of MCT and Aseco as if the acquisition had occurred at the beginning of the periods presented, along with certain pro forma adjustments to give effect to amortization of goodwill and other adjustments. The pro forma information also does not attempt to show how the combined company would actually have performed had the companies been combined throughout these periods. The pro forma information, therefore, although helpful in illustrating the financial characteristics of the combined company under one set of assumptions, does not attempt to predict or suggest future results.

       (in thousands, except per share data)                 Nine months ended        Nine months ended
                                                               March 25, 2000           March 27, 1999
                                                           ------------------       ------------------
       Net revenues                                            $   34,313               $    23,304
       Net income (loss)                                           (6,236)                  (17,579)
       Net income (loss) per share:
             Basic and diluted                                      (0.60)                    (1.70)

5.     NEW ACCOUNTING PRONOUNCEMENTS

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

       In December 1999, the Securities and Exchange Commission staff (the Staff) issued "Staff Accounting Bulletin No. 101-Revenue Recognition in Financial Statements" (SAB 101). SAB 101 establishes the Staff's preference that if uncertainty exists about customer acceptance, revenue should not be recognized until acceptance occurs. Customer acceptance provisions may be included in a contract, among other reasons, to enforce a customer's right to (1) test the delivered product, (2) require the seller to perform additional services subsequent to delivery of an initial product or performance of an initial service (e.g., a seller is required to install or activate delivered equipment), or (3) identify other work necessary to be done before accepting the product. The Staff presumes that such contractual customer acceptance provisions are substantive, bargained-for terms of an arrangement. Accordingly, when such contractual customer acceptance provisions exist, the staff generally believes that the seller should not recognize revenue until customer acceptance occurs or the acceptance provisions lapse.

       A seller should substantially complete or fulfill the terms specified in the arrangement in order for delivery or performance to have occurred. When applying the substantially complete notion, the Staff believes that only inconsequential or perfunctory actions may remain incomplete such that the failure to complete the actions would not result in the customer receiving a refund or rejecting the delivered products or services performed to date. In addition, the seller should have a demonstrated history of completing the remaining tasks in a timely manner and reliably estimating the remaining costs. If revenue is recognized upon substantial completion of the arrangement, all remaining costs of performance or delivery should be accrued.

       Consistent with industry standards, the Company has historically recognized revenue at product shipment, unless acceptance criteria were significant. The Staff's preference, as explained above, will create a timing difference in when the Company recognizes revenue. The accounting change will be effective for the Company's quarter ended July 1, 2000.

       The cumulative effect of the change, representing the deferral of previously recognized revenue and related costs for product with acceptance criteria or installation occurring after shipment, is still being evaluated by management.

6.     SUBSEQUENT EVENT

       On April 11, 2000, the Company's Board of Directors elected to change its fiscal year end to a year ending on December 31, effective December 31, 1999. Accordingly, the Company will be filing a report on Form 10-K with respect to the transitional period created by this change no later than July 11, 2000. The Company's interim thirteen-week quarters will each end on a Saturday, with the first quarter of the new fiscal year ended on April 1, 2000.

                        MICRO COMPONENT TECHNOLOGY, INC.
                                    FORM 10-Q
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

The Company operates in the semiconductor capital equipment market, which went into a significant downturn beginning in early fiscal 1998 and intensified throughout fiscal 1998 and into early fiscal 1999, before beginning to recover toward the end of fiscal 1999. The downturn was accompanied by the economic crisis in Southeast Asia, where much of the Company's equipment is used. These market and economic conditions have adversely impacted the Company's net sales and operating results for the fiscal 1999 reporting periods. Beginning in late fiscal 1999, the market began to stabilize and show signs of a gradual recovery, which management believes will facilitate improved sales and operating results in fiscal 2000.

On January 31, 2000, the Company completed its acquisition of Aseco Corporation (Aseco), a Massachusetts based manufacturer of handling equipment. The acquisition was structured as a stock for stock purchase, and has been accounted for under the purchase method of accounting. The purchase price totaled $24.0 million, consisting of 2.9 million shares of Company common stock valued at $22.5 million issued to former Aseco shareholders and $1.5 million of acquisition-related costs.

The purchase price has been allocated based on the estimated fair values of net assets acquired at the date of acquisition. The excess of purchase price over tangible net assets acquired has been preliminarily allocated to goodwill in the amount of $9.6 million (which is being amortized using a straight line method over the estimated useful life of five years), and other intangible assets in the amount of $9.9 million (which are being amortized using the straight-line method over the estimated useful lives of two to five years). In accordance with generally accepted accounting principals, this initial allocation may be adjusted in future quarters as valuations of certain accounts, including inventory and accrued liabilities are finalized.

The Company's operating results include the results of Aseco's operations since January 31, 2000. Aseco's sales have traditionally been more heavily concentrated toward the end of each quarter. Approximately 90% of Aseco's quarterly sales but only two months of Aseco's operating expenses were included in the combined operating results for the three and nine-month periods ended March 25, 2000.

The acquisition approximately doubled the Company's sales and employee base. The acquisition also expanded the Company's customer base, enhanced the technological capabilities and resources, and increased product offerings.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 25, 2000

Net sales for the third quarter of fiscal 2000, ended March 25, 2000, increased $7.4 million or 183.4% to $11.4 million compared to $4.0 million for the same period the previous year. Sales of Aseco products accounted for approximately $5.6 million of the sales increase, with sales of the Company's more mature products (the MCT 4610 and MCT 3600 handlers and the MCT 2000 testers) increasing by $1.5 million over the same period a year ago. The increase in the mature products over the prior year quarter is attributed to customers' increased capacity requirements associated with the improvement in the semiconductor market. Sales of MCT's newest products, the MCT 5100, MCT 7632 and MCT Tapestry handling systems and automation software represented approximately 22% of total net sales in the current quarter compared to approximately 65% of sales in the comparable quarter of the prior year.

Gross profit for the third quarter of fiscal 2000 increased by $3.7 million to $5.7 million, or 50.1% of sales, from $2.0 million, or 49.6% of sales, for the third quarter of fiscal 1999. Increased margins, primarily from changes in product mix of MCT products during the current year quarter more than offset lower gross margins on the Aseco products, which had ranged from approximately 40% to 43% in recent quarters immediately prior to the acquisition.

Selling, general and administrative expense in the third quarter of fiscal 2000 was $3.3 million, or 28.8% of sales, compared to $1.4 million, or 35.2% of sales for the same quarter in fiscal 1999. The addition of the Aseco operations accounted for approximately $1.0 million of the increase, with increased direct selling costs related to increased sales revenues contributing $0.5 million of the increase. The remainder primarily relates to increased personnel and travel expenses to support the sales growth during the third quarter. The decrease as a percentage of sales in the current year is primarily attributed to the disproportionately lower additional selling, general and administrative expense incurred versus the corresponding additional revenues of Aseco since the acquisition date, due to inclusion of two months of Aseco's results for the quarter, as described above. Accordingly, the Company expects selling, general and administrative expense to increase as a percentage of sales in subsequent quarters when the revenues and expenses of Aseco for the entire period are included.

Research and development expense for the third quarter of fiscal 2000 was $1.8 million, or 15.9% of sales, compared to $0.7 million, or 17.6% of sales in the previous year. The acquisition of Aseco accounted for approximately $0.7 million of the increase in the current year. The remainder of the expense increase, of which $0.3 million was increased personnel and contract labor costs, resulted from increased spending requirements for R&D projects initiated during the current year quarter. These initiatives are expected to result in the introduction of several new products in May 2000. The decrease as a percentage of sales in the current year is primarily attributed to the disproportionately lower additional R&D expense incurred versus the corresponding additional revenues of Aseco since the acquisition date, due to inclusion of two months of Aseco's results for the quarter, as described above. Accordingly, the Company expects R&D expense to increase as a percentage of sales in subsequent quarters when the revenues and expenses of Aseco for the entire period are included.

Amortization expense totaled $0.7 million, or 6.0% of sales, during the third quarter of fiscal 2000, versus $0 in the prior year, and is primarily attributed to the intangible assets and goodwill generated by the acquisition of Aseco.

Interest income for the third quarter of fiscal 2000 was $20,000 compared to $19,000 in the previous year. Interest expense totaled $38,000, in the current year quarter, compared to $1,000 for the prior year comparable period. The increase in interest expense is attributed to increased borrowings under the lines of credit during the current year.

Net loss for the third quarter of fiscal 2000 was $109,000 or $0.01 per share as compared to a net loss of $125,000, or $0.02 per share for the third quarter of fiscal 1999.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 25, 1999

Net sales for the first nine months of fiscal 2000 increased $12.0 million or 112.3% to $22.8 million compared to $10.7 million for the same period the prior year. Sales of the Company's newest products, the MCT 5100, MCT 7632 and MCT Tapestry handling systems and automation software increased $4.4 million or 82.8% over the levels in the prior year period. Sales of these new products represented 42.5% of total net sales for the first nine months compared to 49.3% in the prior period. Sales of the Company's more mature products, the MCT 4610, MCT 3600 and MCT 2000 tester products, increased by $0.9 million or 15.8% over the same period a year ago. Approximately $5.6 million of the sales increase for the first nine months of fiscal 2000 is attributed to the acquisition of Aseco Corporation.

Gross profit for the first nine months of fiscal 2000 increased $6.4 million to $11.6 million or 51.0% of sales, from $5.2 million or 48.3% of sales for the same period a year ago. The increase in gross margin is primarily attributed to a shift in product mix to higher margin products and increased manufacturing efficiencies and utilization of overhead costs in the current period. Gross margins are expected to be comparable to current quarter levels, depending on product mix, in the foreseeable future periods.

Selling, general and administrative expense in the first nine months of fiscal 2000 was $7.6 million, or 33.2% of sales, compared to $4.6 million, or 42.6% of sales for the same period in fiscal 1999. In addition to the $1.0 million increase in expense resulting from the acquisition of Aseco, the increase in current year spending compared to fiscal 1999 is attributed to approximately $1.0 million in direct selling costs related to increased sales revenues and increased commissions of $0.3 million resulting from a shift in customer mix to a higher level of customers served by commissioned independent sales representatives. The remainder relates to increased expenses, primarily personnel expenses, in supporting the sales growth. The decrease as a percentage of sales in the current year is primarily attributed to the disproportionately lower additional selling, general and administrative expense incurred versus the corresponding additional revenues of Aseco since the acquisition date, as previously described, and increased sales levels in the current year.

Research and development expense for the first nine months of fiscal 2000 was $3.3 million, or 14.5% of sales, compared to $2.1 million, or 20.0% of sales in the same period in the previous year. The acquisition of Aseco accounted for approximately $0.7 million of the increase in the current year. The remainder of the increase was primarily comprised of a $0.4 million increase in personnel and contract labor expenses to support R&D projects in process and initiated during this period. These initiatives are expected to result in the introduction of several new products in May 2000. The decrease as a percentage of sales in the current year is primarily attributed to the disproportionately lower additional R&D expense incurred versus the corresponding additional revenues of Aseco since the acquisition date, as previously described.

Amortization expense totaled $0.7 million, or 3.0% of sales, during first nine months of fiscal 2000, versus none in the prior year, and is primarily attributed to the intangible assets and goodwill generated by the acquisition of Aseco.

The Company generated interest income during the current year of $48,000 compared to $67,000 in the previous year. The reduction in net interest income is due to decreased holdings of interest bearing cash equivalents. Interest expense increased to $43,000 in the current year, as compared to $6,000 for the same period of fiscal 1999, due to increased borrowing under the lines of credit.

Net income for the first nine months of fiscal 2000 was $36,000 or $0.00 per share as compared to a net loss of $1.5 million or $0.21 per share for the third quarter fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

On March 25, 2000, the Company had cash and cash equivalents of $1.9 million compared to $1.9 million at June 26, 1999. Cash used in operations was $1.6 million during the first nine months of the current year, versus $847,000 used in the same period of the previous year. Cash used to increase working capital assets to support the growth in sales more than offset net income during the current year period. In the prior year the net loss more than offset the cash provided by a reduction in working capital assets associated with the downturn in the semiconductor capital equipment market.

Net cash used in investing activities during the first nine months of fiscal 2000 was $0.7 million compared to $45,000 in the previous year. The Company used approximately $0.3 million, net of cash received, for acquisition expenses associated with the acquisition of Aseco in January 2000, and approximately $0.3 million to acquire certain fixed and intangible assets related to the formation of the Infinity Systems Division of the Company. Cash used for capital expenditures totaled $0.1 million during the first nine months of fiscal 2000, as compared to $45,000 in the same period of the prior year.

At March 25, 2000, the Company maintained two separate secured lines of credit; one for $5 million and the other for $3 million, at two separate banks. Borrowings on the $5 million line, which totaled $1.0 million at March 25, 2000, bear interest at 1.5% over the bank's prime rate, which was 9.0% at March 25, 2000, for a borrowing rate of 10.5%. The line was unused at June 26, 1999. The amount available for borrowing on the line is calculated as a percentage of eligible accounts receivable and inventory of the Company, excluding Aseco, and amounted to approximately $3.7 million at March 25, 2000.

Borrowings on the $3 million line, which totaled $2.1 million at March 25, 2000, bear interest at 1.5% over the bank's prime rate of 9.0% at March 25, 2000, for a borrowing rate of 10.5%. The line of credit was acquired with the acquisition of Aseco on January 31, 2000. The amount available for borrowing on the line is calculated as a percentage of eligible accounts receivable and inventory of Aseco, and amounted to approximately $2.8 million at March 25, 2000. As a result of purchase accounting adjustments related to the acquisition of Aseco, the Company was in default of certain financial covenants of the line of credit related to tangible net worth at March 25, 2000. The bank has subsequently provided a waiver of these covenants for the measurement period.

Management expects to establish new financial covenants on this line of credit prior to the next quarterly measurement date on June 24, 2000.

Current assets at March 25, 2000 were $22.8 million, the current ratio was 1.9 and working capital was $10.7 million, versus $9.3 million, 3.1 and $6.3 million, respectively, at June 26, 1999.

The Company's capital needs for the remainder of fiscal 2000, prior to acquisitions, are expected to be comparable to prior year levels and concentrated in development of additional handler products and upgrading its management information systems. Management believes that cash and cash equivalents on hand at March 25, 2000, and funds available through its bank line of credit are sufficient to finance such acquisitions and sustain the Company's continuing operations at the projected level for at least the next twelve months, but that one or more additional business acquisitions or unforeseen changes in market conditions could cause the Company to seek additional financing. Management believes that it will be able to raise additional capital and/or negotiate an increase to its bank line of credit at terms acceptable to the Company if required, but no assurance can be made that such financing will be available if needed. The Company may acquire other companies, product lines or technologies that are complementary to the Company's business and the Company's working capital needs may change as a result of such acquisitions.

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

In December 1999, the Securities and Exchange Commission staff (the Staff) issued "Staff Accounting Bulletin No. 101-Revenue Recognition in Financial Statements" (SAB 101). SAB 101 establishes the Staff's preference that if uncertainty exists about customer acceptance, revenue should not be recognized until acceptance occurs. Customer acceptance provisions may be included in a contract, among other reasons, to enforce a customer's right to (1) test the delivered product, (2) require the seller to perform additional services subsequent to delivery of an initial product or performance of an initial service (e.g., a seller is required to install or activate delivered equipment), or (3) identify other work necessary to be done before accepting the product. The Staff presumes that such contractual customer acceptance provisions are substantive, bargained-for terms of an arrangement. Accordingly, when such contractual customer acceptance provisions exist, the staff generally believes that the seller should not recognize revenue until customer acceptance occurs or the acceptance provisions lapse.

A seller should substantially complete or fulfill the terms specified in the arrangement in order for delivery or performance to have occurred. When applying the substantially complete notion, the Staff believes that only inconsequential or perfunctory actions may remain incomplete such that the failure to complete the actions would not result in the customer receiving a refund or rejecting the delivered products or services performed to date. In addition, the seller should have a demonstrated history of completing the remaining tasks in a timely manner and reliably estimating the remaining costs. If revenue is recognized upon substantial completion of the arrangement, all remaining costs of performance or delivery should be accrued.

Consistent with industry standards, the Company has historically recognized revenue at product shipment, unless acceptance criteria were significant. The Staff's preference, as explained above, will create a timing difference in when the Company recognizes revenue. The accounting change will be effective for the Company's quarter ended July 1, 2000.

The cumulative effect of the change, representing the deferral of previously recognized revenue and related costs for product with acceptance criteria or installation occurring after shipment, is still being evaluated by management.

RISK FACTORS

Except for the historical information contained herein, certain of the matters discussed in this report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These "forward-looking statements" involve certain risks and uncertainties, including, but not limited to, the following: (1) fluctuations and periodic downturns in the semiconductor market which often have had a disproportionately negative effect on manufacturers of semiconductor capital equipment; (2) rapid changes in technology and in tester and handler products, which the Company must respond to successfully in order for its products to avoid becoming noncompetitive or obsolete; (3) customer acceptance of the Company's new products, including the MCT 5100, MCT 7632 and Tapestry handling systems, in which the Company has invested significant amounts of inventory; (4) possible loss of any of the Company's key customers, who account for a substantial percentage of the Company's business; (5) the possible adverse impact of competition in markets which are highly competitive, including increased pressure on pricing and payment terms which may adversely affect net sales and gross margins and increase the Company's exposure to credit risk; (6) the possible adverse impact of economic or political changes in markets the Company serves; (7) failure to realize the expected benefits of the merger; and, (8) other factors detailed from time to time in the Company's SEC reports, including but not limited to the discussion in the Management's Discussion & Analysis included in the Annual Report on Form 10-K/A for the year ended June 26, 1999 and the discussion of risk factors included in the Joint Proxy/Prospectus on Form S-4 dated December 30, 1999. All forecasts and projections in this report are "forward-looking statements," and are based on management's current expectations of the Company's near-term results, based on current information available pertaining to the Company, including risk factors discussed above. Actual results could differ materially.

                        MICRO COMPONENT TECHNOLOGY, INC.
                                    FORM 10-Q
                           PART II. OTHER INFORMATION

ITEM 3.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended March 25, 2000, the Company issued the following unregistered securities:

Effective December 29, 1999, the Company issued 9,000 shares of common stock pursuant to the excercise of 9,000 warrants. The proceeds from the exercise totaled $36,000. The shares were issued to Guaranty Finance Management Corporation. The Company paid no discounts or commissions.

Effective December 31, 1999, the Company issued 30,696 shares of common stock pursuant to the exercise of 139,865 warrants. There were no proceeds from the conversion of the warrants to common stock as it was a cashless transaction. The shares were issued to the Hambrecht & Quist Group. The Company paid no discounts or commissions.

The securities issued are exempt from registration pursuant to section 4(2) of the Securities Act of 1933 because the exercise was limited to two sophisticated investors having access to current information about the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company's annual meeting of stockholders was held on January 31, 2000.

(b) The following persons were elected directors of the Company to serve for a term of one year:

Roger Gower                   D.James Guzy              Donald J. Kramer
David M. Sugishita            Donald R. VanLuvanee      Patrick Verderico

(c) The shareholders also voted to:

       o Approve and adopt the merger agreement among Aseco, MCT and MCT Acquisition, Inc., a wholly owned subsidiary of MCT. (4,660,157 affirmative votes; 39,091 negative votes; 24,384 abstention votes; 2,605,988 Broker non-vote)

       o Approve an amendment to the Incentive Stock Option Plan to increase the number of shares reserved for issuance under the Plan from 1,250,000 shares to 1,500,000 shares, or, if the merger is approved, to increase the number to 2,300,000 shares. (4,493,042 affirmative votes; 174,806 negative votes; 55,784 abstention votes; 2,605,988 Broker non-vote)

ITEM 5.  OTHER INFORMATION

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

On January 31, 2000, the Company completed its acquisition of Aseco Corporation (Aseco), a Massachusetts based manufacturer of handling equipment. The acquisition was structured as a stock for stock purchase, and has been accounted for under the purchase method of accounting. The purchase price totaled $24.0 million, consisting of 2.9 million shares of Company common stock valued at $22.5 million issued to former Aseco shareholders and $1.5 million of acquisition-related costs.

The purchase price has been allocated based on the estimated fair values of net assets acquired at the date of acquisition. The excess of purchase price over tangible net assets acquired has been preliminarily allocated to goodwill in the amount of $9.6 million (which is being amortized using a straight line method over the estimated useful life of five years), and other intangible assets in the amount of $9.9 million (which are being amortized using the straight-line method over the estimated useful lives of two to five years). In accordance with generally accepted accounting principals, this initial allocation may be adjusted in future quarters as valuations of certain accounts, including inventory and accrued liabilities are finalized.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:     27       Financial Data Schedule

(b) Reports on Form 8-K

I.  On February 4, 2000, the Company filed a Current Report on Form 8-K under
    Item 2 and Item 7 regarding its acquisition of Aseco Corporation.
II. On April 24, 2000, the Company filed a Current Report on Form 8-K under
    Item 8 regarding its change in fiscal year.

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




                                         Micro Component Technology, Inc.
                                         Registrant


Dated:  May 9, 2000                      By:   /s/Roger E. Gower
                                              ------------------

                                         Roger E. Gower
                                         President and Chief Executive Officer


                                                        And


Dated:  May 9, 2000                      By:   /s/ Jeffrey S. Mathiesen
                                              -------------------------
                                         Jeffrey S. Mathiesen
                                         Chief Financial Officer
                                         Chief Accounting Officer

                        MICRO COMPONENT TECHNOLOGY, INC.
                                    FORM 10-Q
                                  EXHIBIT INDEX



Exhibit
Number                                                                   Page

27       Financial Data Schedule                                          20