Form 10-K405
period 1999-12-31
MICRO COMPONENT TECHNOLOGY INC
filed 2000-06-30
CIK 911149

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/ /	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

/x/	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from June 27, 1999 to December 31, 1999

Commission file number 0-22384

MICRO COMPONENT TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0985960 (I.R.S. Employer Identification No.)

2340 West County Road C, St. Paul, Minnesota 55113
(Address of principal executive offices)
Registrant's telephone number, including area code (651) 697-4000

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
 COMMON STOCK, $.01 PAR VALUE
(Title of Class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    The aggregate market value of the common stock held by non-affiliates of the Registrant on June 28, 2000 (based upon the closing price of those shares on the NASDAQ National Market System) was approximately $83.5 million.

    Number of shares outstanding of the Registrant's Common stock, as of June 28, 2000, is 11,096,534.

MICRO COMPONENT TECHNOLOGY, INC.

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

THE COMPANY

ITEM 1.  Business

General

    Unless the context otherwise requires, references in this Transition Report on Form 10-K to "MCT", "Registrant" and the "Company" refer to Micro Component Technology, Inc. and its consolidated subsidiaries. MCT was incorporated in Minnesota on June 20, 1972, was reorganized as a Delaware corporation on June 28, 1983 and reorganized as a Minnesota corporation on November 6, 1996. MCT has two wholly owned active subsidiaries, Micro Component Technology Asia Pte. Ltd., "MCT Asia", and Aseco Corporation, "Aseco", which was acquired January 31, 2000. Our principal executive offices are located at 2340 West County Road C, St. Paul, Minnesota 55113 and our telephone number at that location is (651) 697-4000.

Background

    On October 18, 1993 we completed an initial public offering of 2,200,000 shares of common stock resulting in net proceeds to us of $21.7 million. Simultaneous with the closing, all series of redeemable preferred stock, Class B non-voting common stock, and the outstanding subordinated debentures were exchanged or converted into shares of common stock.

    On November 22, 1994, we completed the sale of our 1149 tester product line to Megatest Corporation. Concurrent with this sale, Megatest purchased 315,789 shares of our non-voting Class A preferred stock. On November 24, 1997, we converted 315,789 shares of Class A preferred stock to common stock on a one-for-one basis.

    On September 25, 1995, we completed the sale of our European subsidiary, Intertrade Scientific, Inc., "ITS". We continue to distribute our products in Europe through another distributor.

    On June 29, 1999, we acquired certain assets and assumed certain liabilities of the Systems Integration unit of FICO America, Inc., forming the Infinity Systems Division to develop and implement Manufacturing Execution Systems, "MES", and factory control systems to customers in the semiconductor industry.

    On January 31, 2000, we completed our acquisition of Aseco Corporation, a Massachusetts based manufacturer of handling equipment. The acquisition was structured as a stock for stock purchase and was accounted for using the purchase method of accounting. The purchase price totaled $24.0 million, consisting of 2.9 million shares of MCT common stock valued at $22.5 million issued to former Aseco shareholders and $1.5 million of acquisition-related costs.

    On April 11, 2000, our Board of Directors elected to change our fiscal year end to a year ending on December 31, effective December 31, 1999. Our interim thirteen-week quarters will each end on a Saturday, with the first quarter of the new fiscal year ended on April 1, 2000.

Introduction

    We are a leading supplier of integrated automation solutions for the global semiconductor test and assembly industry. We offer a complete and comprehensive automation solution for the test, laser mark, mark inspect, singulation, sort, and tape-and-reel portions of the back-end of the semiconductor manufacturing process that significantly improves our customers' productivity, yield and throughput. Our solutions include our series of integrated Smart Solutions, automated test handlers, factory automation software and integration services. We believe we have one of the world's largest installed bases of handlers used to test semiconductor devices.

    We sell our products and services to many of the world's largest semiconductor device manufacturers. Semiconductor devices are becoming more complex and are characterized by shrinking semiconductor device sizes, chip scale packaging, increased circuitry and larger wafer sizes. These trends have led manufacturers to seek new tools and new solutions to meet their demanding requirements. We believe that our complete offering of automation products and services allows manufacturers to effectively address evolving process technologies and packaging formats, such as strips and chip-scale packaging.

    Beginning in 1999, we broadened our strategy from that of a test handler manufacturer to one of becoming a provider of comprehensive automation solutions for the back-end of the semiconductor manufacturing process. Consistent with this new strategy we have recently completed two acquisitions. Our acquisition of Infinity Systems in June 1999, a company involved in the development of factory automation software, was integral to the development of our integrated Smart Solutions product suite. In January 2000, we closed our acquisition of Aseco, which provided us with increased machine vision and robotics engineering technology critical to handling of strips and wafers.

Products

Automation Products

    Our Smart Solutions suite of products, once integrated with a tester, are designed to automate the entire test process from the point where the semiconductor devices have been packaged, through test, laser mark, inspection, singulation and sort, to the point of shipment to the customer. Our newly introduced Smart Solutions product family offers semiconductor manufacturers greater flexibility, yield and throughput. These products are designed to meet the back-end semiconductor manufacturer's demand for greater production efficiency, lower cost of test and manufacturing flexibility. The following table sets forth our key automation product offerings by category, date introduced and application.

Automation Product Category	Product Name	Introduced	Applications
Smart Solutions	Tapestry	February 1999	A next generation handling system for semiconductor devices that are in strip or wafer level package formats.
	Isocut	May 2000	Automated system to partially singulate chip scale packages in strip format, electrically isolating the semiconductor devices to accommodate test.
	SmartMark	May 2000	An automated high speed laser marker for integration with strip handling.
	SmartSort	May 2000	A high speed sorter for offloading chip scale packages including a post-test singulation function.
	SmartTrak	May 2000	Software management system providing a map with information about each semiconductor device in the strip.
	Input/Output Module (Slotted)	February 1999	Automatic loading and unloading module of strips contained in a slotted magazine assembly.
	Input/Output Module (Stacked)	May 2000	Automated loading and unloading of strips contained in a stacked magazine assembly.
Automation Software	Infinity Systems Software Solutions	Acquired in June 1999	Manufacturing software control systems for semiconductor assembly and test plants including equipment integration through overall factory and corporate information systems integration.

    Smart Solutions.  Our Smart Solutions product family was introduced to meet the anticipated evolution of back-end manufacturing from singulated handling to strip processing through the final stages of assembly and electrical test. Additionally, our Smart Solutions products are designed with electronic strip mapping capability as a cornerstone. As high-density semiconductor strips with tiny chip scale packages become the standard, electronic strip mapping addressing the problem of manually tracking individual semiconductor devices within the strip. The new Smart Solutions systems provide customers enhanced performance in either stand-alone or integrated assembly lines. The current average selling price for Smart Solutions products vary from $300,000 for a single module to approximately $1.5 million for a system that includes all of the components.

    Tapestry, our strip handling system introduced in February 1999, is the flagship of the Smart Solution product family. Tapestry is a versatile, high volume, parallel test handling and thermal conditioning system for semiconductor devices that are in strip format. Thermal conditioning is required to ensure that a semiconductor devise can operate normally in a wide range of temperatures. Tapestry can condition devices at temperatures ranging from -40 degrees centigrade to +130 degrees centigrade. The system is capable of handling fine pitch chip scale packages as well as traditional leaded semiconductor devices in strip format. Using standard industry interfaces, the system is designed to function as a stand-alone system, or can be integrated into an in-line process with our other Smart Solution products or equipment of other manufacturers. In addition, we offer a wafer handling version of Tapestry capable of handling larger profile packages including complete wafers and glass substrates.

    SmartSort, our new high-speed intelligent sorting system, allows customers to sort devices from a strip according to the electronic strip map and place semiconductor devices in containers for shipment to customers. This new capability is especially critical for small semiconductor devices such as chip scale packages due to their size and difficulty in handling. SmartSort utilizes an innovative multi-site device picking approach which provides increased throughput advantages as compared to existing sorting methods. Off-load options for SmartSort include bulk, tray, tube or tape. Other options include vision inspection and wash and dry.

    SmartMark, our new intelligent laser marking system, offers customers a method for marking individual semiconductor devices uniquely within a strip according to their corresponding electronic strip map. SmartMark is utilized with a commercial laser system and two-dimensional reader. We also provide an optional vision system for post-mark inspection.

    Our suite of newly introduced Smart Solution products includes additional modules to assist companies in automating the back-end of the semiconductor manufacturing process using the new strip format. These include the Isocut module for partial singulation of semiconductor devices in order to allow them to be tested in strip form. We also have input/output devices for both slotted and stacked magazines used with strips.

    Automation Software Division.  Infinity Systems Software Solutions, our factory automation software, provides highly sophisticated systems integration services to the semiconductor test and assembly industry. Infinity Systems' solutions assist customers in creating either new manufacturing environments or implementing new methods and control systems in existing ones. These installations allow previously isolated stand-alone equipment to exchange information with other equipment and provide for remote monitoring and control of these systems. Our engineering experience, efficient software development process, strong project management and our understanding of semiconductor handling systems allow us to assist customers in specifying equipment behavior and software interfaces as a proactive component of the design and procurement process.

Singulated Handling Products

    We also provide more traditional singulated handling products utilizing both pick-and-place and gravity-feed technology.

Singulated Handling Products	Product Name	Introduced	Applications
Pick and Place	7632	May 1997	Multiple site test handler for a wide variety of semiconductor devices, able to present up to 32 semiconductor devices for test simultaneously, utilizing tray or tube input and output.
	S-200	December 1994*	Dual site test handler for a wide variety of semiconductor devices, utilizing tray input and output.
Gravity Feed	5115	February 2000	High-speed dual site test handler with mark, machine, vision and inspection capabilities utilizing bulk or tube input, and tape and reel or tube output.
	5100	December 1996	High-speed dual site test handler for small outline surface-mount packages, utilizing tube input and output.
	S-170	September 1997*	Single site test handler for large surface-mount packages, utilizing tray input and output.
	S-130	January 1987*	Single site test handler for small outline surface-mount packages, utilizing tube input and output.
	4610	April 1985	Dual site test handler for large surface-mount packages, utilizing tube input and output.

*
Products of Aseco which we acquired on January 31, 2000.

    Our pick-and-place handling products can accommodate a large variety of package types. An example is our 7632 handler which transfers semiconductor devices from carriers, moves them to the test site and then moves them to the appropriate bin after testing. It can test from 1 to 32 semiconductor devices in parallel at temperatures ranging from -60 degrees centigrade to +160 degrees centigrade. Our 7632 handler is capable of loading and unloading semiconductor devices from carriers while testing without interrupting system operation. It is controlled by high-speed computers that monitor all functions of the handler and are capable of producing reports describing test efficiency, handler uptime, test yield, operator identification, lot statistics and other customer defined data.

    Our gravity-feed handling products are designed for test handling of surface mount semiconductor devices that are transported in bulk or in plastic tubes. Our handlers rely on gravity to move untested semiconductor devices from the top of the handler, where the temperature of the semiconductor device is modified to temperatures ranging from -55 degrees centigrade to +155 degrees centigrade, depending on the handler, to the test site and then to the output bins based on the quality of the semiconductor device.

    Our 5100 gravity feed handler is capable of testing one or two devices in parallel with throughput of up to 14,400 devices per hour with an index time of only 0.5 seconds. It can be configured to handle a variety of devices with several different kits for varying customer requirements. We began shipping 5100 handlers in 1997 and it represented a significant portion of our equipment sales in fiscal years 1998 and 1999 and the six-month transition period ended December 1999.

    Our 5115 integrated gravity-feed handling solution is targeted at new chip scale packages. The 5115 features the same proven gravity and pick and place technologies used on our 5100 handler and adds integrated capabilities for laser mark, tape and reel output, final visual inspection, and a bowl feed input option. The system offers a system throughput of over 8,000 units per hour in dual site mode, assuming no test. The system's unique plunge-to-board capability allows the devices to be placed directly onto a tester load board or plunged into a socket designed specifically for high performance radio frequency device performance testing.

Other Products and Services

    Wafer Handling and Inspection Equipment.  With our acquisition of Aseco in January 2000, we also acquired several wafer handling and inspection products. This equipment is used to automate the transfer and inspection of wafers between semiconductor manufacturing process steps. This equipment provides visual multi-light wafer inspection, automatic microscope based wafer inspection, a loader for the automatic wafer microscope and an automatic wafer sorter all of which provide safe handling, versatility and a clean environment for semiconductor manufacturing.

    Other handler and tester products and services.  We provide service and spare parts for all of our current and many of our discontinued products. We have also done significant business in refurbishing a semiconductor device tester that is still widely used but that was last manufactured by us in 1993.

Research and Development

    As an important element of our business strategy, we work closely with our customers to develop new products and enhancements of existing products to meet the evolving needs of the test and assembly market, particularly with respect to emerging semiconductor devices, while striving to provide the lowest cost of test. These efforts, historically focused on test handler products, have resulted in the successful introduction of three new product platforms over the past three years, the MCT 5100, MCT 7632 and Tapestry handling systems, which together contributed 70% of net sales in the 1999 six-month transition period prior to our acquisition of Aseco. In January 2000, we launched several development projects expanding beyond test handlers, aimed at automation of a number of back-end processes. We introduced these products in May 2000.

    Although we rely primarily on our internal engineering capabilities to develop new products and enhance existing products, we also utilize contract services to enhance our technical capabilities or temporarily expand our resources. In addition, we work closely with several manufacturers of products that are incorporated into our products or are complementary to our products when we believe a higher quality, lower cost product would result.

    An ongoing goal of our research and development activities is to reduce the time required to develop new products and bring them to market. As the back-end process becomes increasingly automated and complex, the development of improved software for our products becomes increasingly important. We currently develop all software in-house and plan to expand our expertise in this area.

    Our research and development expenses were $3.9 million in fiscal 1997, $3.7 million in fiscal 1998, $2.8 million in fiscal 1999 and $1.5 million in the six-month transition period ended December 31, 1999. Our combined resources totaled 83 employees and contractors in research and development, or approximately 32% of our entire workforce, on April 1, 2000.

Customers

    Our customers include many of the leading manufacturers of semiconductors, as well as test and assembly companies in the United States, Europe and Asia. In recent years, our significant customers have shifted from the major semiconductor manufacturers to test and assembly companies, corresponding to the increased utilization of test and assembly companies by the major semiconductor manufacturers. In fiscal 1997, one customer, ST Microelectronics, Inc., accounted for approximately 17% of our net sales. In fiscal 1998, no single customer accounted for 10% of our net sales and, in fiscal 1999, Amkor Technology, Inc. accounted for 27% of our net sales. In the six-month transition period ended December 31, 1999, one customer, Lingsen Precision Industries, Ltd., accounted for 19% of our net sales. The acquisition of Aseco expanded our customer base and introduced us to several new customers.

    Our customers tend to limit the number of qualified equipment vendors they purchase from, to gain the efficiencies of standardization across their production process. We therefore expend substantial efforts to maintain our relationships with our existing major customers in order to increase the likelihood that they will continue to select our products for their future generations of semiconductor devices. However, when a customer develops a new type of semiconductor device or the customer changes the size or package for a semiconductor device, the customer is more willing to consider purchasing test handling equipment and other automation equipment from a new source.

Marketing, Sales and Worldwide Support

    We market our products primarily to semiconductor manufacturers and third party test and assembly companies through our own sales force and in selected markets through independent sales representatives and distributors. Our automation solutions, however, are marketed directly by our employees to the key personnel at customers and potential customers who are in charge of capital equipment for the entire back-end. These sales frequently involve major decisions by the customer as to the configuration and operation of its entire back-end operation. Although in some situations the sales cycle for Smart Solutions products may be longer than for our traditional handler products, we believe that the average order amount will be larger.

    We augment our sales efforts with direct customer support/service engineers and application engineers based in the field. These engineers are specialists in our product portfolio and partner with our customers to help determine product requirements. Our service engineers install our equipment and train the customers' operators and maintenance technicians on the proper use and care of our equipment. Our application engineers help identify emerging markets for new products and are supported by our design center in St. Paul, Minnesota.

    We established a presence in Asia more than 20 years ago, where we operate through our subsidiaries with offices in Singapore and Penang, Malaysia. To supplement the region's sales and service coverage, we use sales representative companies and distributors in the Philippines, Korea, Taiwan and China. We have stationed service engineers in Singapore, Malaysia, Thailand and the Philippines for rapid response to customer needs in Asia. Through our foreign subsidiaries' distributors and sales representatives, we maintain customer support centers in 22 locations worldwide, located in the United States, Asia and Europe, including over 25 direct employees.

Manufacturing and Suppliers

    Our principal manufacturing operations consist of final assembly, system integration and testing at our facilities in St. Paul, Minnesota and, since the January 31, 2000 acquisition of Aseco, Marlborough, Massachusetts. We combine proprietary software and components developed in our facilities with components and subassemblies obtained from outside suppliers. We outsource the manufacture of most of our components to a number of different suppliers and maintain close relationships with these key suppliers. We obtain certain components and subassemblies necessary for the manufacture of our systems from a sole supplier or limited group of suppliers. We do not maintain any long-term supply agreements with any of our key suppliers. We maintain our own machine shops at each manufacturing facility for handling special materials and product development.

Competition

    The semiconductor device testing and assembly equipment industry is highly competitive, and the market for our automation products and services is expected to become more competitive. We face substantial competition throughout the world primarily from manufacturers in the United States and Japan. The only company currently offering a strip handling solution comparable to our Tapestry product is Fico BV, whose product was introduced in approximately 1995. Fico's product line currently is used only for leaded semiconductor devices. However, we expect other companies will offer automation systems for the back-end when strip testing technology becomes more accepted. Our primary competitors in the traditional handler market are Advantest Corporation, Aetrium Incorporated, Cohu, Inc., Kuwano Electrical Instruments Co. Ltd., Multitest Electronics Systems GmbH, Rasco AG and Tesec Corporation. Many of these competitors are considerably larger and have considerably greater financial resources than we do.

    The principal elements of competition in our markets include throughput capability, quality, reliability, price, product performance, customer service and support, financial strength, versatility and the ability to deliver on schedule. Although we believe that we compete favorably with respect to each of these factors, new product introductions by our competitors could cause a decline in sales or loss of market acceptance of our existing products. If competitors introduce more technologically advanced products, the demand for our similar products would likely be reduced.

Intellectual Property Rights

    We attempt to protect the proprietary aspects of our products with patents, trademarks and copyrights, as well as contractual and other trade secret protection strategies. We have ten patents issued and active, including two design patents and six patent applications pending in the U.S., some of which are also pending in Germany, Japan, South Korea, and Taiwan.

    We have developed and are using a number of trademarks, slogans and other commercial symbols to advertise and sell our products. We own one federally registered trademark and have a number of trademark applications pending in the U.S. Patent and Trademark Office. Our proprietary computer programs are protected under federal copyright law as unpublished original works. We also maintain the secrecy of our software source codes through licensing and other restrictions.

    We frequently review our inventions and attempt to determine which inventions will provide substantial differentiation between our products and those of our competitors. In certain cases, we may also choose to keep an invention or process a trade secret. Key employees are required to enter into nondisclosure and invention assignment agreements, and customers, vendors and other third parties also must agree to nondisclosure restrictions prior to disclosure of our trade secrets or other confidential or proprietary information.

    The intellectual property position of any manufacturer, including us, is subject to uncertainties and may involve complex legal and factual issues. Allowed claims for our existing or future patents may be challenged, invalidated or circumvented, and any rights granted by those patents may not provide us with adequate protection. Additionally, it may be possible for competitors or customers to copy aspects of our products or to obtain information that we may regard as a trade secret. Litigation may be necessary in the future to enforce our patents and other intellectual property rights or to defend us against claims of infringement.

Backlog

    At December 31, 1999, our backlog of unfilled orders was $4.0 million, compared with $3.9 million at June 26, 1999. A significant portion of the backlog at December 31, 1999 is expected to be shipped in the next two quarters. Since a large majority of the shipments made in a given quarter are usually made during the latter part of the quarter, and since a significant portion of shipments in a given quarter are booked during that same quarter, backlog as of a date in the middle of the quarter will typically be greater than backlog at quarter end. We include in backlog only those orders to which a purchase order number has been assigned by the customer and for which a delivery schedule has been specified. All orders are subject to cancellation by the customer with limited charges. Our backlog at a particular date is not necessarily indicative of actual sales for any succeeding period.

Employees

    At December 31, 1999 we had a total of 140 employees including 6 contract personnel in the following areas: 46 engaged in manufacturing; 43 in engineering and research and development; 31 in sales, marketing, application engineering and service; and 20 in administration. Many of our employees are highly skilled, and we believe our future success will depend in large part on our ability to attract and retain such employees. None of our employees is covered by a collective bargaining agreement, and we have experienced no work stoppages. We consider our relationship with our employees to be good.

Seasonality in Quarterly Operating Results

    During each quarter, we customarily sell a relatively small number of systems that carry a high average selling price. Although we believe our sales are not seasonal in nature, a small change in the number of products ordered and/or shipped in a quarter can have a significant impact on results of operations for that particular quarter. Moreover, production difficulties could delay shipments. Accordingly, our operating results may vary significantly from quarter to quarter and could be adversely affected for a particular quarter if shipments for that quarter were lower than anticipated. Our quarterly operating results may also be affected by, among other factors, the timing of new product introductions, fluctuations in the semiconductor market and the actions of competitors.

Financial Information about Foreign and Domestic Operations and Export Sales

    The Company operates in three geographic areas. Summarized data for the Company's operations are included in Note 10 of Notes to Consolidated Financial Statements, included elsewhere herein.

ITEM 2. Properties

    We occupy approximately 69,000 square feet of leased space in St. Paul, Minnesota, for our principal executive offices, research and development and manufacturing activities. In May 2000, we notified our landlord of our intent to exercise our one-time option to lease the remaining additional 11,000 square feet within the same building, beginning twelve to twenty-four months later, at a date to be mutually determined. This lease expires in 2006. With the January 2000 acquisition of Aseco, we added approximately 61,000 square feet of space in Marlborough, Massachusetts, for research and development and manufacturing activities, under a lease that expires in 2003. We operate our Infinity Systems division out of approximately 10,000 square feet of leased space in Tempe, Arizona, for software and automation systems development. This lease expires in 2003. We believe that our current and committed facilities are adequate to support our growth for at least the next twelve months.

ITEM 3. Legal Proceedings

    There are no material pending legal, governmental, administrative or other proceedings to which we are a party.

ITEM 4. Submission of Matters to a Vote of Security Holders

    There were no matters submitted to a vote of security holders during the quarter ended December 31, 1999.

PART II

ITEM 5. Market for Registrant's Common Stock and Related Stockholder Matters

    Our common stock is traded on the Nasdaq National Market under the symbol MCTI. The following table sets forth, for the periods indicated, the high and low closing sale prices per share of our common stock, as reported by the Nasdaq National Market.

	High	Low
Fiscal Year Ended June 28, 1998
First Quarter	$5.38	$3.25
Second Quarter	5.13	1.50
Third Quarter	2.22	1.38
Fourth Quarter	1.81	1.00
Fiscal Year ended June 26, 1999
First Quarter	$1.06	$0.50
Second Quarter	1.88	0.44
Third Quarter	2.69	1.31
Fourth Quarter	2.59	1.84
Six-Month Transition Period Ended December 31, 1999
First Quarter	$5.56	$2.13
Second Quarter	5.06	3.25

    The approximate number of holders of record of the common stock as of June 28, 2000 was 255.

    We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings to fund the development and growth of our business. Our bank line of credit prohibits the payment of cash dividends without the bank's consent.

ITEM 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

	Fiscal Years					Six Months Ended
	June 24, 1995(1)(2)(3)	June 29, 1996(1)(2)	June 28, 1997	June 27, 1998(4)	June 26, 1999	December 31, 1999
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$23,635	$22,318	$16,129	$16,975	$15,171	$11,356
Cost of sales	12,896	9,319	6,910	9,595	7,539	5,452
Gross profit	10,739	12,999	9,219	7,380	7,632	5,904
Operating expenses:
Selling, general and administrative	11,267	7,933	7,121	7,871	6,279	4,306
Research and development	3,727	4,260	3,934	3,711	2,800	1,496
Income (loss) from operations	1,923	2,330	(1,836)	(4,202)	(1,447)	102
Other income (expense)	(272)	246	273	323	(19)	19
Income (loss) before income taxes	1,651	2,576	(1,563)	(3,879)	(1,466)	121
Income tax provision	85	8	—	—	—	—
Net income (loss)	(1,326)	3,220	(1,563)	(3,879)	(1,466)	121
Net income (loss) per share:
Basic	$(0.25)	$0.49	$(0.22)	$(0.54)	$(0.20)	$0.02

Diluted	$(0.25)	$0.44	$(0.22)	$(0.54)	$(0.20)	$0.01

Weighted average shares outstanding:
Basic	5,240	6,513	7,030	7,248	7,396	7,474
Diluted	5,240	7,246	7,030	7,248	7,396	8,144
Selected Balance Sheet Data:
Cash and cash equivalents	$1,156	$7,793	$5,360	$2,532	$1,927	$1,045
Working capital	2,839	12,638	11,008	7,385	6,265	6,386
Total assets	11,532	16,980	15,792	11,226	9,990	10,324
Current portion of long-term debt	363	352	300	50	51	51
Long-term debt	41	183	133	83	33	70
Redeemable convertible preferred stock	1,500	1,500	1,500	—	—	—
Total stockholders' equity	$4,618	$13,709	$12,219	$8,400	$6,952	$7,256

(1)
Includes unusual and non-recurring items primarily comprised of: 1995—$5.2 million gain on the sale of a product line, $1.9 million gain on the settlement of litigation, $0.8 million charge for severance costs, and a $0.2 million charge for closing a Japanese facility; 1996—$1.5 million gain on the resolution of the escrow fund created from the sale of the product line.

(2)
In fiscal year 1995, we initiated a formal plan to sell our European subsidiary. A provision for the loss on the sale of approximately $3.0 million was recorded in the results of operations for the year ended June 24, 1995. The net assets of this discontinued operation on the June 24, 1995 balance sheet totaled $1.0 million. As a result of the final sales agreement, we realized a net gain of $0.7 million on the sale, which was completed in fiscal 1996.

(3)
In fiscal year 1995, we used $3.5 million of the proceeds from the sale of a product line in settlement of approximately $4.5 million of outstanding trade payables. The difference between the trade payables and the cash used resulted in an extraordinary gain of approximately $1.0 million, net of a $21,000 provision for taxes.

(4)
Includes charges totaling $2.3 million, comprised of a $2.0 million provision for excess and obsolete inventory, and $0.3 million related primarily to cost reduction actions and operational adjustments related to the depressed semiconductor capital equipment market.

ITEM 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

    The following discussion of our results of operations and financial condition should be read together with the other financial information and consolidated financial statements included in this document. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors, including those discussed in "Risk Factors" and elsewhere in this document.

    Our 1999 fiscal year ended on June 26, 1999, the last Saturday in June. In April 2000, we changed our fiscal year to December 31, effective December 31, 1999, resulting in a six-month transition period. This change resulted in a twenty-seven week reporting period ended December 31, 1999, which is one week longer than the comparable reporting period for the six-month period ended December 28, 1998. Because we were closed during the week ended December 31, 1999, we believe the additional week in 1999 did not have a significant impact on the results for the period or compared to the comparable period in the prior year. Our interim quarters will be thirteen weeks, ending on a Saturday. The first quarter of 2000 ended on April 1, 2000.

Overview

    We supply automation solutions for the global semiconductor test and assembly manufacturing market. Our solutions include automated test handlers, factory automation software and our new integrated Smart Solutions product line. We believe that our products can significantly improve the productivity, yield and throughput of the back-end, or to the post-wafer manufacturing process, including assembling, packaging, testing and singulating semiconductor devices.

    The demand for our products and services is dependent upon growth in the semiconductor industry and the increasing automation needs of semiconductor manufacturers and independent test and assembly facilities. The semiconductor capital equipment market went into a significant downturn that began in the fall of 1997 and intensified throughout 1998 and into 1999. The downturn was accompanied by the economic crisis in Asia, where approximately 60% to 65% of our products were sold during fiscal year 1999 and the six-month transition period ended December 1999. These industry and economic conditions adversely affected our net sales and operating results in fiscal 1998 and 1999. Beginning mid-year calendar 1999, the industry began to stabilize and show signs of a gradual recovery, which we believe will facilitate improved sales and operating results for our fiscal year ending December 31, 2000. No assurance can be made, however, that such improvement will occur.

    Beginning in 1999, we broadened our strategy from that of a test handler manufacturer to becoming a provider of comprehensive automation solutions for the back-end of the semiconductor manufacturing process. First, we developed and introduced in February 1999 our Tapestry strip handler. Tapestry combines strip handling capability with robotics, machine vision technology and critical software, enabling the testing and tracking of semiconductor devices in strip form and the generation of critical process data throughout the test process. Second, in June 1999 we acquired the Infinity Systems division of FICO. Infinity Systems has been involved in the development of factory automation software for the semiconductor manufacturing industry. Infinity System's software expertise was integral to the development of our integrated Smart Solutions product line, introduced in May 2000. Together with a third party tester, our Smart Solutions products including our Tapestry handler enable complete automation of the test, laser mark, mark inspect, singulation, sort-and-tape and reel processes.

    Acquisition of Aseco Corporation.  On January 31, 2000, we completed the acquisition of Aseco Corporation, a Massachusetts-based manufacturer of singulated handling equipment for the back-end of the semiconductor manufacturing process. The acquisition was structured as a stock-for-stock purchase and Aseco is now a wholly-owned subsidiary of MCT. The purchase price totaled $24.0 million, consisting of 2.9 million shares of our common stock valued at $22.5 million issued to former Aseco shareholders and $1.5 million of acquisition-related costs.

    The acquisition was accounted for using the purchase method of accounting. The results of operations of Aseco are included in our consolidated financial statements beginning January 31, 2000. The purchase price has been allocated based on the estimated fair values of net assets acquired at the date of acquisition. The excess of purchase price over net assets acquired, amounting to $9.6 million, has been preliminarily allocated to goodwill, and is being amortized using a straight line method over the estimated useful life of five years. Other intangible assets, including established workforce, customer list, and core and developed technology, totaling $9.9 million, are being amortized using the straight-line method over the estimated useful lives of two to five years. In accordance with generally accepted accounting principles, this initial allocation may be adjusted in future quarters as valuations of certain accounts, including inventory and accrued liabilities, are finalized.

    In each of the three quarters immediately prior to the acquisition, Aseco reported net sales comparable to ours, ranging from $4.7 million to $5.7 million. Their gross margins ranged from approximately 40% to 43%, compared to approximately 45% to 49% for us. Selling, general and administrative expenses for Aseco ranged from approximately 29% to 34% of net sales, compared to approximately 37% to 39% for us, and research and development expenses ranged from approximately 15% to 18% of net sales, compared to approximately 12% to 15% for us.

    In Aseco's fiscal year ended March 29, 1998, Aseco reported net sales of $44.2 million and a net loss of $8.1 million. The net loss included a $1.8 million inventory valuation charge, $6.1 million of acquired in-process research and development costs, a $1.0 million write-down of goodwill and intangible assets and approximately $0.5 million related to employee layoffs. In Aseco's fiscal year ended March 28, 1999, Aseco reported net sales of $19.2 million and a net loss of $13.7 million. The net loss included $2.2 million in charges related to the closing of its operations based in England and the discontinuation of several mature product models, a $5.0 million write-down of excess inventory and approximately $1.2 million of various restructuring related charges.

    Prior to inclusion of other considerations discussed below, we expect that as we combine our operations with Aseco, our revenue base should approximately double. We believe that we will be able to sustain existing customers of Aseco and will have opportunities for incremental sales through introduction of our products to Aseco customers and vice versa. The termination of Aseco's relationship as a distributor for a foreign manufacturer is expected to allow improvement in gross margins in the latter part of 2000 as compared to our first three months of 2000. Our selling, general and administrative expenses are expected to decrease as a percentage of net sales, as we blend the businesses and eliminate redundant costs. Research and development expense is expected to initially increase as a percentage of net sales, as we complete development efforts underway at Aseco at the time of the acquisition, and accelerate some of our development projects. We will also continue to evaluate opportunities for reduction in operating and manufacturing expense through consolidation of duplicate processes of the two companies. Aseco is headquartered in a 61,000 square foot facility in Marlborough, Massachusetts, with approximately 100 employees.

Results of Operations

    The following table sets forth, for the periods indicated, certain items in our statements of operations as a percentage of net sales:

	Fiscal Year Ended			Six Months Ended
	June 28, 1997	June 27, 1998	June 26, 1999	Dec. 26, 1998	Dec. 31, 1999
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	42.8	56.5	49.7	52.4	48.0

Gross profit	57.2	43.5	50.3	47.6	52.0
Operating expenses:
Selling, general and administrative	44.2	46.4	41.4	47.1	37.9
Research and development	24.4	21.9	18.5	21.4	13.2

Total operating expenses	68.6	68.3	59.8	68.6	51.1

Income (loss) from operations	(11.4)	(24.8)	(9.5)	(21.0)	0.9
Other income (expense), net	1.7	1.9	(0.1)	0.1	0.2

Net income (loss)	(9.7)%	(22.9)%	(9.7)%	(20.9)%	1.1%

Six-Month Transition Period ended December 31, 1999 and Six Months Ended December 26, 1998

    Net Sales.  Net sales for the six months ended December 31, 1999 increased $4.7 million, or 69.8%, to $11.4 million compared to net sales of $6.7 million for the comparable period in the prior year. The increase in sales in 1999 was comprised of increased sales from our newer products, the MCT 5100 and MCT 7632 handlers and the introduction of our Tapestry handling system and automation software, which increased $5.2 million or 193.6% over the comparable period in the prior year. Sales of these products represented approximately 70% of total net sales in 1999 compared to approximately 40% in same period of 1998. Sales of our other products decreased by $0.6 million, or 14.8%, over the same period a year ago. The beginning of a general improvement in the semiconductor capital equipment market in 1999, which was in a significant downturn in the prior year, contributed to the overall increase in demand for our products.

    As detailed in Note 10 to Consolidated Financial Statements, net sales to Asia, where many of our customers are located, comprised approximately 65% of our net sales during the six-month transition period ended December 1999, compared to approximately 54% in the comparable period of the prior year. Sales to customers in the United States comprised approximately 31% of net sales in the 1999 six-month transition period and approximately 44% in fiscal year 1999. Net sales to Europe comprised approximately 4% and 2% of net sales for these periods.

    Gross Profit.  Gross profit increased $2.7 million in the 1999 transition period to $5.9 million, or 52.0% of net sales, from $3.2 million, or 47.6% of net sales, in the comparable period of 1998. The increase in gross margin primarily resulted from increased efficiencies and utilization of overhead costs as well as a shift in product mix to higher margin products.

    Selling, General and Administrative Expense.  Selling, general and administrative expense was $4.3 million, or 37.9% of net sales, in the six months ended December 1999, compared to $3.2 million, or 47.1% of net sales, in same period in 1998. The increase in spending in the 1999 transition period reflects increased direct selling costs of $0.4 million related to increased sales revenues and increased commissions of $0.3 million resulting from a shift in sales to customers served by commissioned independent sales representatives. The remainder relates to increased expenses, primarily personnel expenses, in supporting the sales growth. The reduction as a percentage of sales is the result of increased sales during the period compared to the prior year. We expect to continue to increase our investment in selling, general and administrative expenses to support anticipated growth in sales and anticipated new product introductions in 2000.

    Research and Development Expense.  Research and development expense was $1.5 million, or 13.2% of net sales, in the 1999 transition period, compared to $1.4 million, or 21.4% of net sales, in the comparable period in 1998. Although spending was relatively flat for the comparable periods, the decrease as a percentage of sales is attributed to the higher level of net sales in the 1999 transition period. We expect to increase spending in R&D in 2000 to support the development and launch of several new products.

    Other Income (Expense).  We generated net interest income during the 1999 transition period of $23,000 versus $43,000 in the comparable period of the prior year. The reduction in net interest income is due to decreased holdings of interest-bearing cash equivalents.

    Income Tax Provision.  During both the 1999 and 1998 six-month periods, we incurred minimal tax liabilities primarily related to foreign taxes. We have recorded valuation allowances against all benefits associated with net operating loss carryforwards due to uncertainty regarding their ultimate realization.

    Net Income (Loss).  Net income for the six months ended December 31, 1999 was $121,000, or $0.01 per fully diluted share, compared to a net loss of $1.4 million, or $0.19 per share, for the same period in 1998.

Fiscal Years Ended June 26, 1999 and June 27, 1998

    Net Sales.  Fiscal year 1999 net sales decreased 10.6% to $15.2 million, compared to $17.0 million in fiscal year 1998. Sales of our newest products, the MCT 5100 handler, introduced in mid-fiscal 1997, and the MCT 7632 and Tapestry handlers, both of which first shipped to customers in fiscal 1999, increased over the prior year, partially offsetting the sales decline of our more mature products.

    As detailed in Note 10 to Consolidated Financial Statements, sales increased year over year in Asia, but decreased comparatively in the United States and Europe. Increased shipments to Asia resulted primarily from increased business with several key and new customers in that region. The decrease in net sales in the United States and Europe was primarily the result of the depressed market conditions.

    Gross Profit.  Gross profit in fiscal 1999 increased 3.4%, or $0.2 million, to $7.6 million versus $7.4 million in fiscal 1998, and gross margin increased to 50.3% in fiscal 1999 compared to 43.5% in the previous year. In the prior year, we recorded one-time charges of approximately $2.0 million for write-downs of excess and obsolete inventory as a result of the depressed and changing market conditions. Prior to these charges, gross profit was $9.5 million and gross margin was 55.7%. The decrease in gross margin, prior to one-time charges, resulted from the shift in product mix from certain mature, higher margin products and the decreased overhead absorption on lower production levels in the 1999 fiscal year.

    Selling, General and Administrative Expense.  Selling, general and administrative expense decreased by 20.2%, or $1.6 million, to $6.3 million in fiscal 1999 versus $7.9 million in the prior year. As a percentage of net sales, selling, general and administrative expense decreased to 41.4% in fiscal 1999 versus 46.4% in fiscal 1998. This decrease resulted from cost reduction activities initiated by us beginning in fiscal 1998 in response to the downturn in the semiconductor capital equipment market.

    Research and Development Expense.  Research and development expense decreased by 24.5%, or $0.9 million, to $2.8 million in fiscal 1999 compared to $3.7 million in fiscal 1998. As a percentage of net sales, research and development expense decreased to 18.4% from 21.9% for fiscal 1998.

    Other Income (Expense).  Net interest income decreased during fiscal 1999 due to decreased holdings of interest-bearing cash equivalents throughout the year.

    Income Tax Provision.  During fiscal 1999 and 1998, we incurred minimal tax liabilities primarily related to foreign taxes. We have recorded valuation allowances against all benefits associated with net operating loss carryforwards due to uncertainty regarding their ultimate realization.

    Net Loss.  Net loss for fiscal 1999 was $1.5 million, or $0.20 per share, compared to a net loss of $3.9 million, or $0.54 per share in fiscal 1998.

Fiscal Years Ended June 27, 1998 and June 28, 1997

    Net Sales.  Net sales in fiscal year 1998 increased 5.2% to $17.0 million over sales of $16.1 million in fiscal year 1997. Sales of the 5100 and 4610 handlers increased in fiscal 1998 while sales of older handler and tester products decreased as compared to fiscal 1997.

    Gross Profit.  Gross profit in fiscal 1998 decreased 19.9%, or $1.8 million, to $7.4 million versus $9.2 million in fiscal 1997, and gross margin decreased to 43.5% in fiscal 1998 compared to 57.2% in the previous year, primarily as a result of the previously discussed inventory and other charges in fiscal 1998. Prior to these charges, fiscal 1998 gross profit was $9.5 million and gross margin was 55.7%, reflecting slightly higher sales, offset by a shift in product mix to lower margin products.

    Selling, General and Administrative Expense.  Selling, general and administrative expense increased by 10.5%, or $0.8 million, to $7.9 million in fiscal 1998 versus $7.1 million in the prior year. As a percentage of net sales, the selling, general and administrative expense increased to 46.4% in fiscal 1998 compared to 44.2% in fiscal 1997. The increase in fiscal 1998 expenses resulted from increased investments in sales and marketing initiated in fiscal 1997.

    Research and Development Expense.  Research and development expense decreased by 5.7%, or $0.2 million, to $3.7 million in fiscal 1998 compared to $3.9 million in fiscal 1997. As a percentage of net sales, research and development expense decreased to 21.9% in fiscal 1998 versus 24.4% for fiscal 1997. We chose to maintain a high level of research and development expense spending during the downturn in the semiconductor capital equipment market to ensure that we could support the launch of our newer products and continue to fund other product development projects.

    Other Income (Expense).  Net interest income decreased during fiscal 1998 due to decreased holdings of interest-bearing cash equivalents and short-term investments throughout the year.

    Income Tax Provision.  During fiscal 1998 and 1997, we incurred minimal tax liabilities primarily related to foreign taxes. We have recorded valuation allowances against all benefits associated with net operating loss carry forwards due to uncertainty regarding their ultimate realization.

    Net Loss.  Net loss for fiscal 1998 was $3.9 million, or $0.54 per share, versus a net loss of $1.6 million, or $0.22 per share in fiscal 1997.

Quarterly Results, Fiscal Years 1998 and 1999 and Six-Month Transition Period 1999

    The following tables present selected unaudited quarterly operating results for the ten fiscal quarters ended December 31, 1999, as well as the data expressed as a percentage of net sales. We believe that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with our consolidated financial statements. The operating results for any quarter are not necessarily indicative of the results for any subsequent period.

(in thousands, except per share data)

	Quarter Ended
	Sept. 27, 1997	Dec. 27, 1997	Mar. 28, 1998	June 27, 1998	Sept. 26, 1998	Dec. 26, 1998	Mar. 27, 1999	June 26, 1999	Sept. 25 1999	Dec. 31 1999
Net sales	$4,450	$4,522	$3,567	$4,436	$3,668	$3,020	$4,028	$4,455	$5,745	$5,611
Cost of sales	1,480	2,047	1,783	4,285	1,935	1,571	2,032	2,001	2,832	2,620

Gross profit	2,970	2,475	1,784	151	1,733	1,449	1,996	2,454	2,913	2,991
Operating expenses:
Selling, general and administrative	2,151	2,017	1,700	2,003	1,721	1,431	1,417	1,710	2,127	2,179
Research and development	923	1,057	888	843	836	596	708	660	675	821

Income (loss) from operations	(104)	(599)	(804)	(2,695)	(824)	(578)	(129)	84	111	(9)
Other income (expense)	120	79	31	93	5	2	4	(30)	19	—

Net income (loss)	$16	$(520)	$(773)	$(2,602)	$(819)	$(576)	$(125)	$54	$130	$(9)

Net income (loss) per share:
Basic	$0.00	$(0.07)	$(0.10)	$(0.35)	$(0.11)	$(0.08)	$(0.02)	$0.01	$0.02	$0.00

Diluted	$0.00	$(0.07)	$(0.10)	$(0.35)	$(0.11)	$(0.08)	$(0.02)	$0.01	$0.02	$0.00

Weighted average shares:
Basic	7,054	7,181	7,376	7,381	7,394	7,394	7,394	7,402	7,460	7,484
Diluted	7,721	7,181	7,376	7,381	7,394	7,394	7,394	7,721	8,131	7,484
	Quarter Ended
	Sept. 27, 1997	Dec. 27, 1997	Mar. 28, 1998	June 27, 1998	Sept. 26, 1998	Dec. 26, 1998	Mar. 27, 1999	June 26, 1999	Sept. 25 1999	Dec. 31 1999
Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	33.3	45.3	50.0	96.6	52.8	52.0	50.4	44.9	49.3	46.7

Gross profit	66.7	54.7	50.0	3.4	47.2	48.0	49.6	55.1	50.7	53.3
Operating expenses:
Selling, general and administrative	48.3	44.6	47.7	45.2	46.9	47.4	35.2	38.4	37.0	38.8
Research and development	20.7	23.4	24.9	19.0	22.8	19.7	17.6	14.8	11.7	14.6

Income (loss) from operations	(2.3)	(13.2)	(22.5)	(60.8)	(22.5)	(19.1)	(3.2)	1.9	1.9	(0.2)
Other income (expense)	2.7	1.7	0.9	2.1	0.1	0.1	0.1	(0.7)	0.3	0.0

Net income (loss)	0.4%	(11.5)%	(21.7)%	(58.7)%	(22.3)%	(19.1)%	(3.1)%	1.2%	2.3%	(0.2)%

Liquidity and Capital Resources

    Cash used in operations was $0.7 million in fiscal 1997, $3.5 million in fiscal 1998, $0.5 million in fiscal 1999, and $0.7 million in the six-month transition period ended December 31. Net losses and inventory purchases were the primary uses of cash in fiscal years 1997 and 1998, while the net loss in fiscal 1999 was the primary use of cash for that year. Increases in accounts receivable and inventories to support the increased revenues were the primary uses of cash in the six-month transition period ended December 31, 1999.

    Capital expenditures totaled $0.5 million in fiscal year 1997, $0.3 million in fiscal year 1998, $0.1 million in fiscal year 1999, and $0.1 million in the six-month transition period ended December 31, 1999. Capital purchases for all periods have been primarily for production and computer equipment and for leasehold improvements. Cash used to acquire certain fixed and intangible assets related to our Infinity Systems division was $0.3 million in the six-month transition period ended December 31, 1999.

    Cash used in financing activities, primarily for the repayment of debt, was $29,000 in fiscal 1997, $0.3 million in fiscal 1998 and $26,000 in fiscal 1999. Cash provided by financing activities for the six months ended December 31, 1999, primarily comprised of proceeds from the issuance of common stock upon the exercise of stock options and warrants, was $0.2 million.

    At June 27, 1998, we had cash and cash equivalents of $2.5 million, a current ratio of 3.7 and working capital of $7.4 million. At June 26, 1999, cash and cash equivalents were $1.9 million, our current ratio was 3.1 and working capital was $6.3 million. At December 31, 1999, we had cash and cash equivalents of $1.0 million, a current ratio of 3.1 and working capital of $6.4 million.

    At December 31, 1999, we maintained a $5.0 million secured line of credit with a bank. Borrowings on the line, which was unused at December 31, 1999, accrue interest at 1.5% over the bank's prime rate which was 8.5% at December 31, 1999, for a borrowing rate of 10.0%. The amount available for borrowing on the line is calculated as a percentage of our eligible accounts receivable and inventory, and amounted to approximately $2.8 million at December 31, 1999.

    Our anticipated capital needs for 2000, prior to acquisitions, are expected to be less than $1.0 million and concentrated in development of additional handler products, expanding our production capabilities and upgrading our management information systems. We believe that cash and cash equivalents on hand at December 31, 1999 and funds available through our bank lines of credit are sufficient to finance the acquisition of Aseco and sustain our continuing operations at the projected level through at least 2000. Beyond 2000, we believe that these resources, supplemented by anticipated cash flows from operations, will continue to sustain our continuing operations through 2001, but that one or more additional business acquisitions or unforeseen changes in market conditions could cause us to seek additional financing sooner. We believe that we will be able to raise additional capital and/or negotiate an increase to our bank line of credit at terms acceptable to us if required, but no assurance can be made that such financing will be available if needed. We may acquire other companies, product lines or technologies that are complementary to our business and our working capital needs may change as a result of these acquisitions.

Federal Tax Matters

    We paid only nominal federal and state income taxes in the transition period ended December 31, 1999 and fiscal years 1997, 1998 and 1999. At December 31, 1999, we had federal net operating loss carryforwards for tax reporting purposes of approximately $32.8 million, a portion of which is subject to annual limitation under Section 382 of the Internal Revenue Code. See Note 6 to Consolidated Financial Statements.

Quantitative and Qualitative Disclosures About Market Risk

    The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically had little impact on us. Inflation has not been a significant factor in our operations in any of the periods presented, and it is not expected to affect operations in the future. Our bank line of credit carries a variable interest rate. Though the line was unused at December 31, 1999, an increase in the interest rate could expose us to market risk in the event we are required to borrow under the line to finance our operations in the future. At December 31, 1999, all of our outstanding long-term debt carries interest at a fixed rate. There is no material market risk relating to our bank lines or long-term debt.

Impact of Accounting Standards

    Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"—Issued in June 1998, SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing accounting standards. SFAS No. 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to such derivative. We have not yet completed an assessment of the impact of adopting the provisions of SFAS No. 133 on our financial statements. The standard is effective for us in 2001.

    Staff Accounting Bulletin No. 101-Revenue Recognition in Financial Statements (SAB 101)—In December 1999, the Securities and Exchange Commission staff issued SAB 101, which, among other things, establishes the SEC's interpretation that if uncertainty exists about customer acceptance of a product, revenue should not be recognized until acceptance occurs. Customer acceptance provisions may be included in a contract to enforce a customer's right to (1) test the delivered product, (2) require the seller to perform additional services subsequent to delivery of an initial product or performance of an initial service, such as a seller is required to install or activate delivered equipment, or (3) identify other work necessary to be done before accepting the product. The SEC presumes that such contractual customer acceptance provisions are substantive, bargained-for terms of an arrangement. Accordingly, when such contractual customer acceptance provisions exist, the SEC generally believes that the seller should not recognize revenue until customer acceptance occurs or the acceptance provisions lapse.

    A seller should substantially complete or fulfill the terms specified in the arrangement in order for delivery or performance to have occurred. When applying the substantially complete notion, the SEC believes that only inconsequential or perfunctory actions may remain incomplete such that the failure to complete the actions would not result in the customer receiving a refund or rejecting the delivered products or services performed to date. In addition, the seller should have a demonstrated history of completing the remaining tasks in a timely manner and reliably estimating the remaining costs. If revenue is recognized upon substantial completion of the arrangement, all remaining costs of performance or delivery should be accrued.

    Consistent with industry standards, we have historically recognized revenue at product shipment, unless acceptance criteria were significant. The SEC's interpretation, as explained above, will create a deferral of revenue recognition until product acceptance occurs.

    On March 24, 2000, the SEC deferred implementation of SAB 101 until the second calendar quarter of 2000, and on June 26, 2000, implementation was further deferred until the fourth quarter of calendar 2000.

    We are continuing to evaluate the potential impact of SAB 101 on our revenue recognition policy. We believe that the SEC is continuing to study the impact of SAB 101 on revenue recognition. We have not completed our evaluation of the impact of SAB 101; however, we expect it to have a material impact on our financial statements in its current form.

Risk Factors

    Cautionary Note Regarding Forward-Looking Statements

    This Transition Report on Form 10-K contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts, but rather are based on our current expectations, estimates and projections about the semiconductor capital equipment industry, and our beliefs and assumptions. We intend words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict. These factors could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties are described in the following risk factors and elsewhere in the Transition Report on Form 10-K. We caution you not to place undue reliance on these forward-looking statements, which reflect our management's view only as of the date of this Transition Report on Form 10-K. We are not obligated to update these statements or publicly release the result of any revisions to them to reflect events or circumstances after the date of this Transition Report on Form 10-K or to reflect the occurrence of unanticipated events.

The success of our new products depends upon on customer's acceptance of the testing of semiconductor devices in strip form and the automation of the back-end of the semiconductor manufacturing process.

    Several of our new products, including our Tapestry strip handler and other Smart Solutions products, are used to test and process semiconductor devices in strip form. Assembly of semiconductor devices in strip form is the standard industry practice. However, we cannot assure you that testing of semiconductor devices in strip form will become widely accepted by the industry. Until recently, most semiconductor manufacturers believed it was necessary to test semiconductors after they were cut from the strips because they believed the act of cutting the strips containing the semiconductor devices, referred to as singulation, could result in damage or contamination to the semiconductor devices, and, as a consequence, make the prior test results unreliable.

    We introduced our Tapestry handler in February 1999. The Tapestry handler represented less than 10% of our net sales during the six months ended December 31, 1999. In May 2000, we introduced other Smart Solutions products which provide additional process capability for handling and testing semiconductor devices in strip form. Our new products are attractive to customers only if the customers can see the value of automating the test and assembly portions of their semiconductor manufacturing operations. Although semiconductor manufacturers have automated the wafer fabrication portion of their operation, or the front-end of the semiconductor manufacturing process, very few semiconductor manufacturers have invested a significant amount of capital to automate the test and assembly portions of their operations. We are introducing new products for technologies which may not be accepted on a wide-scale basis by the industry. If either the testing of semiconductor devices in strip form or wide-scale automation of the back-end is not accepted by the industry, our net sales likely will suffer.

We have recently begun to offer automation solutions and, unless we effectively market our company as a provider of automation solutions, our expected financial results will suffer.

    We are beginning to offer automation solutions and software development services. These solutions and services require different marketing techniques and involve a more extensive decision-making process by customers than for our traditional handler products. We need to successfully market our automation products using different sales methods than we have previously used.

    We acquired an automation software business in June 1999 and introduced our first suite of products to provide an automation solution for the testing portion of semiconductor manufacturing in May 2000. The sales from these operations make up only a minor portion of our current revenue. Our future success is dependent upon being able to successfully market our automation products. If we are not successful in effectively marketing ourselves as an automation solutions provider to the semiconductor industry, our results of operations and financial condition will suffer.

We invest heavily in research and development efforts and our financial results depend upon the success of these efforts.

    We have spent and expect to continue to spend a significant amount of time and resources developing new products and refining existing products and systems. In light of the long product development cycles inherent in our industry, these expenditures will be made well in advance of the prospect of deriving revenue from the sale of new systems.

    Our ability to introduce and market new products successfully is subject to a wide variety of challenges during this development cycle, such as design defects, that could delay introduction of these systems. In addition, since our customers are not obligated by long-term contracts to purchase our products, our anticipated product orders may not materialize, or orders that do materialize may be cancelled. As a result, if we do not achieve market acceptance of new products, we may not be able to realize sufficient sales needed to recoup our research and development expenditures.

We may not realize the expected benefits of our merger with Aseco, which would increase our costs and reduce our net income.

    We acquired Aseco in January 2000 with the expectation of achieving certain benefits in the combined company. During its last three fiscal years prior to the merger, Aseco incurred net losses totaling $19.5 million. If we are not able to integrate our technologies, operations and personnel in a timely and efficient manner and reduce redundant costs, we may not realize the benefits of the merger. This would lead to increased costs and reduced net income. Difficulties involved in integrating the companies include:

  •
  distracting management and key personnel from our business;

  •
  maintaining existing customer relationships;

  •
  potential incompatibility of business cultures; and

  •
  an inability to retain and integrate key management, technical, sales and customer support personnel.

Downturns in semiconductor industry business cycles could have a negative impact on our operating results.

    Our business depends heavily upon capital expenditures by semiconductor manufacturers. The semiconductor industry is highly cyclical, with periods of capacity shortage and periods of excess capacity. In periods of excess capacity, the industry sharply cuts purchases of capital equipment, such as our products. Thus, a semiconductor industry downturn or slowdown substantially reduces our revenues and operating results and could hurt our financial condition.

Our operating results often have large changes from period to period which may result in a decrease in our stock price.

    Our quarterly and annual operating results are affected by a wide variety of factors that could adversely affect sales or operating results or lead to significant variability in our operating results. A variety of factors could cause this variability, including the following:

  •
  the cyclical nature of the semiconductor industry;

  •
  delays in, or cancellation of, significant system purchases by customers;

  •
  delays in the development, introduction and production of our products;

  •
  changes in the mix of our products and their gross margins;

  •
  new product introductions by competitors and competitive pricing pressures;

  •
  the time required for us to adjust our operating expenses to respond to changes in sales;

  •
  the timing of any future acquisitions and their effect on our financial results;

  •
  component shortages resulting in manufacturing delays; and

  •
  pressure by customers to reduce prices, shorten delivery times and extend payment terms.

    We cannot predict the impact of these and other factors on our sales or operating results in any future period. Results of operations in any period, therefore, should not be considered indicative of the results to be expected for any future period. Because of this difficulty in predicting future performance, our operating results may fall below expectations of security analysts or investors in some future periods. Our failure to meet these expectations would likely adversely affect the market price of our common stock.

We depend upon a few customers for the majority of our revenues and a reduction in their orders could adversely affect us.

    Historically, a significant portion of our net sales in each period have been derived from sales to relatively few customers, and we expect this trend to continue. For the six months ended December 31, 1999, the aggregate sales to our ten largest customers accounted for approximately 66% of our total net sales. Our largest customers have changed from year to year, as new customers have adopted our latest products and some customers have completed expansion of their semiconductor testing capacity or decided to purchase from one of our competitors. If one or more of our key customers were to purchase significantly fewer products, or if a large order were delayed or cancelled, our net sales would significantly decline.

Our operating results would be harmed if one of our key suppliers fails to deliver components for our products.

    We currently procure many of our components on an as needed, purchase order basis. We do not carry significant inventories or have any long-term supply contracts with our vendors. With the recent increased demand for semiconductor manufacturing equipment, our suppliers are facing significant challenges in providing components on a timely basis. Our inability to obtain components in required quantities or of acceptable quality could result in significant delays or reductions in product shipments. This could damage our relationships with our customers and adversely affect our operating results.

We are growing and may be unable to manage our growth effectively.

    We have been experiencing a period of growth and expansion, especially due to our recent acquisition of Aseco Corporation and introduction of new products. This growth and expansion is placing significant demands on our management, manufacturing facilities, engineering resources and operating systems. In addition, to support possible future growth, we will need to continue to attract and retain additional management, research and development and manufacturing personnel.

    To manage our growth, we may also need to spend significant amounts of cash to provide working capital to fund increases in expenses and otherwise respond to unanticipated developments or competitive pressures. If we do not have enough cash on hand, cash generated from our operations or cash available under our credit facilities to meet these cash requirements, we will need to seek alternative sources of financing to carry out our growth and operating strategies. We may not be able to raise needed cash on terms acceptable to us, or at all. Financing may be on terms that are potentially dilutive. If alternative sources of financing are required but are insufficient or unavailable, we will be required to modify our growth and operating plans to the extent funding is available.

If a semiconductor manufacturer is using equipment from a competitor, we may be unable to sell our products to that potential customer, and our sales and market share could suffer as a result.

    We believe that once a semiconductor manufacturer has selected one vendor's capital equipment for a production line application, the manufacturer generally relies upon that capital equipment and, to the extent possible, subsequent generations of the same vendor's equipment, for the life of the application. Once a vendor's equipment has been installed in a production line, a semiconductor device manufacturer must often make substantial technical modifications and may experience production line down time to switch to another vendor's equipment. Accordingly, unless our systems offer performance or cost advantages that outweigh a customer's expense of switching to our systems, it will be difficult for us to achieve significant sales to a customer once it has selected another vendor's capital equipment for an application.

Future acquisitions or investments could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our business.

    We anticipate that we may accomplish a portion of any future growth by acquiring complementary products, technologies and businesses. The success of any acquisitions will depend upon, among other things, our ability to integrate acquired personnel, operations, products and technologies into our organization, to retain and motivate key personnel of acquired businesses and to retain customers of the acquired operations. We cannot assure you that we will be able to identify suitable acquisition opportunities, obtain necessary financing on acceptable terms or integrate acquired personnel and operations. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and materially and adversely affect our results of operations. Any future acquisitions would involve certain other risks, including the assumption of additional liabilities. Furthermore, we may issue stock or incur debt to pay for any future acquisitions. If we issue stock, your percentage ownership of our company would be reduced.

The loss of any of our key personnel could harm our business.

    Our success depends to a significant degree upon the continued contributions of our key management, engineering, sales and marketing, customer support, finance and manufacturing personnel. The loss of any of these key personnel, who would be extremely difficult to replace, could harm our business and operating results. We do not have key person life insurance on any of our executives. Competition for management in our industry is intense, and we may not be successful in retaining key management personnel.

Our markets are very competitive and demand for our products may decrease if additional competitors enter our markets.

    The semiconductor device test and assembly equipment industry is highly competitive and the market for our automation products and services is expected to become more. The only company currently offering a strip handling solution comparable to our Tapestry product is Fico BV whose product was introduced in approximately 1995. Fico's product line currently is used only for leaded semiconductor devices. However, we expect other companies will offer automation systems for the back-end when strip testing technology becomes more accepted. Some of these potential competitors have substantial financial resources and extensive engineering, manufacturing, software development and marketing capacities. Additionally, such competition could result in a decrease in demand for both our traditional handler products and our automation solutions.

    The market for our singulated handlers is highly competitive throughout the world, primarily from manufacturers in the United States and Japan. Our primary competitors in the traditional handler market are Advantest Corporation, Aetrium Incorporated, Cohu, Inc., Kuwano Electrical Instruments Co. Ltd., Multitest GmbH, Rasco AG and Tesec Corporation. Many of these competitors are considerably larger and have considerably greater financial resources than we do which may allow them to develop superior or lower priced products.

    We believe additional competitors will enter the back-end automation market as soon as they believe testing in strip form is becoming an accepted industry standard.

Our dependence upon international sales involves significant risk.

    Our international sales accounted for approximately 58% of our net sales in fiscal 1997, 53% of our net sales in fiscal 1998, 65% of our net sales in fiscal 1999 and 69% of our net sales in the six months ended December 31, 1999. We anticipate that international sales will continue to account for a significant percentage of our revenues. As a result, a major portion of our revenues and operating results is subject to the risks associated with international sales. Our international sales may be hurt by many factors, including:

  •
  changes in policy or applicable U.S. or foreign laws which result in burdensome government controls, tariffs, restrictions, embargoes or export license requirements;

  •
  political and economic instability in our target international markets;

  •
  difficulties of staffing and managing our international operations or representatives;

  •
  changes in foreign currency exchange rates, which could make our products more expensive as stated in local currency, since our foreign sales are typically made in U.S. dollars;

  •
  shipping delays;

  •
  less favorable foreign intellectual property laws, which make it harder to protect our technology from appropriation by competitors;

  •
  longer payment cycles common in foreign markets;

  •
  difficulties collecting our accounts receivable because of the distance and different legal rules; and

  •
  potential additional U.S. and foreign taxes which increase the amount of taxes we have to pay.

Any of these factors could harm our international sales.

Economic problems in Asia may hurt our sales.

    Asia is an important region for the markets we serve and has accounted for a large part of our net sales. In recent years, Asia has experienced serious economic problems including currency devaluations, debt defaults, lack of liquidity and recessions. Our net sales depend upon the capital expenditures of semiconductor manufacturers, many of whom have operations and customers in Asia. Serious economic problems in Asia would likely result in a significant decrease in the sale of equipment to the semiconductor industry. Economic difficulties in this region could also damage the economies of the U.S. and Europe and, ultimately, the domestic demand for our products. Therefore, weak economic conditions in Asia would likely negatively impact our future financial condition, net sales and operating results.

Rapid technological change may make our products obsolete.

    Technology changes rapidly in the markets we serve. Our success will depend upon our ability to anticipate these changes, enhance our existing products and develop new products to meet customer requirements and achieve market acceptance. We may not be able to respond correctly or soon enough. If we fail in these efforts, our products will become obsolete, which will hurt our operating results and financial position.

Our intellectual properties may not be adequate to protect our business.

    We rely on our patent and trade secret rights to protect our proprietary technology. Our patents may not provide us with meaningful protection from competitors, including those who may pursue patents which may block our use of our proprietary technology. In addition, we rely upon unpatented trade secrets and seek to protect them, in part, through confidentiality agreements with employees, consultants and our customers and potential customers. If these agreements are breached, or if our trade secrets become known to or are independently developed by competitors, we may not have adequate remedies for the breach.

    If a competitor's products infringe upon our patents, we may sue to enforce our rights in an infringement action. These suits are costly and would divert funds and management and technical resources from our operations. Furthermore, we cannot be certain that our products or processes will not infringe upon any patents or other intellectual property rights of others. If they do infringe upon the rights of others, we may not be able to obtain a license from the intellectual property owner on commercially reasonable terms or at all.

    Currently, a significant portion of our revenue is derived from sales in foreign countries, including countries in Asia, such as Taiwan, Philippines and Thailand. The laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in other countries, including some are countries in which we have sold and continue to sell products. Our means of protecting our proprietary rights may not be adequate in these countries. For example, our competitors in these countries may independently develop similar technology or duplicate our systems. If we fail to protect our intellectual property adequately in these countries, it would be easier for our competitors to sell competing products in these countries.

ITEM 8. Financial Statements and Supplementary Data

    See Consolidated Financial Statements included elsewhere in this Transition Report on Form 10-K. The financial information by Quarter is included in Item 6 of this Transition Report on Form 10-K.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    This Item is not applicable.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

    The following table contains information regarding our directors and executive officers.

Name	Age	Position
Roger E. Gower	59	Chairman of the Board, President, Chief Executive Officer, Secretary and Director
Jeffrey S. Mathiesen	39	Vice President and Chief Financial Officer
Dennis L. Nelson	53	Executive Vice President of Sales and Marketing
Lawrence J. Brezinski	48	Vice President of Engineering
D. James Guzy	64	Director
Donald J. Kramer	67	Director
David M. Sugishita	52	Director
Donald R. VanLuvanee	55	Director
Patrick Verderico	56	Director
Sebastian J. Sicari	48	Director
Dr. Sheldon Buckler	68	Director

    Roger E. Gower joined MCT as Chairman of the Board, President, Chief Executive Officer and as a director in April 1995. Prior to that time, Mr. Gower was employed by Datamedia Corporation, a network and personal computer security software development company, where he served as President and Chief Executive Officer from 1991. Prior to 1991, he was President and Chief Executive Officer of Intelledex, Inc., a manufacturer of robotic and automation systems for the semiconductor and disk drive manufacturing industries. Earlier in his career, Mr. Gower served as President of Qume, a printer manufacturer and wholly-owned subsidiary of ITT, and as a general manager with Texas Instruments. He currently serves as a director of Quad Systems Corporation and August Technology Corporation. Mr. Gower holds a degree in Electrical Engineering.

    Jeffrey S. Mathiesen joined MCT as Vice President and Chief Financial Officer in September 1996. Prior to that time, he was employed by Recovery Engineering, Inc., a manufacturer and marketer of proprietary water purifiers and filters, from 1991 to 1996 where he was Vice President and Chief Financial Officer and previously Controller. Previously, he was Corporate Controller at Osmonics, Inc., a manufacturer of water filtration and purification systems. Mr. Mathiesen is a Certified Public Accountant.

    Dennis L. Nelson joined MCT as Executive Vice President of Sales and Marketing in June 1996. Prior to that time, Mr. Nelson was employed by Credence Systems Corporation, a manufacturer of test systems for the semiconductor industry, for seven years as Vice President of Sales. Prior to 1989, he worked for over thirteen years for Teradyne, Inc., also a manufacturer of test systems for the semiconductor industry, working in engineering and several different sales and sales management positions. He holds a degree in Electrical Engineering.

    Lawrence J. Brezinski joined MCT as Vice President of Engineering in August 1998. Prior to that time, he was employed for four years by General Dynamics Information Systems, a developer of information system solutions for the defense industry, where he was the Manager of Systems Engineering. Prior to 1994, Mr. Brezinski worked for twenty-one years for both defense and commercial companies including McDonnell Douglas Corporation, Control Data Corporation, Robertshaw Controls Corporation, and Martin Marietta Corporation in engineering and program management positions. He holds a degree in Electrical Engineering and a masters degree in Business Administration.

    D. James Guzy became a director of MCT in July 1993. He has been President of the Arbor Company, a Nevada limited partnership engaged in the electronics and computer industry, since 1969, and Chairman of SRC Computers, Inc., a supercomputer manufacturer, since 1997. Mr. Guzy is also a director of Intel Corporation, Cirrus Logic, Inc., Novellus Systems, Inc., PLX Technology Inc., Alliance Capital Management Technology Fund and the Davis Selected Group of Mutual Funds.

    Donald J. Kramer was appointed to the board in February 1997. He was also a director of MCT from 1986 to 1990, and from 1991 through 1995. He is currently a private investor. Until 1996, and for more than five years, he was a principal of TA Associates, a private equity capital firm located in Boston, Massachusetts. He is also a director of Robotic Vision Systems, Inc.

    David M. Sugishita was appointed Senior Vice President of Finance and Chief Financial Officer in April 1994, and became a director of the Company in August 1994. Following the end of the term of his employment agreement in February 1995, Mr. Sugishita continued as an unpaid officer until September 25, 1996. From July 1997 to February 2000 he was Senior Vice President and Chief Financial Officer of Synopsys, Inc., an electronic design automation company. From August 1995 through June 1997, he was Senior Vice President and Chief Financial Officer of Actel Corporation, a manufacturer of field programmable gate arrays devices. From 1991 until he joined the Company in 1994, he served as Vice President and Corporate Controller as well as Chief Accounting Officer at Applied Materials, Inc., a manufacturer of semiconductor wafer fabrication equipment.

    Donald R. VanLuvanee became a director of MCT in November 1995. He has been President and Chief Executive Officer of Electro Scientific Industries, Inc., a company that designs and manufactures sophisticated manufacturing equipment for the worldwide electronics industry, since July 1992. From 1991 to July 1992, he was President and Chief Executive Officer of Mechanical Technology Incorporated, a supplier of contract research and development services and a manufacturer of technologically advanced equipment. He is also a director of Electro Scientific Industries, Inc. and FEI Company.

    Patrick Verderico has been a director of MCT since December 1992. Since July 1997, he has been President and Chief Executive Officer of Integrated Packaging Assembly Corporation, a semiconductor packaging foundry. From May 1997 to July 1997, he was Executive Vice President and Chief Operating Officer of that corporation. From August 1996 through April 1997, he was an independent business consultant. From April 1996 through July 1996 he served as Chief Operating Officer and Executive Vice President of Maxtor Corporation. From January 1994 through March 1996, he was Vice President, Finance and Chief Financial Officer of Creative Technology, Ltd., a manufacturer and distributor of multimedia products. From October 1992 to January 1994, he was Vice President, Finance and Administration, and Chief Financial Officer of Cypress Semiconductor, Inc., a manufacturer of semiconductors. He is also a director of Integrated Packaging Assembly Corporation and Catalyst Semiconductor, Inc.

    Sebastian J. Sicari has been a director of MCT since March 2000 and was President and Chief Executive Officer of Aseco Corporation from August 1998 until it was acquired by MCT in January 2000. He had been President and Chief Operating Officer of Aseco from June 1998 until August 1998 and Treasurer from July 1988 until August 1998. Mr. Sicari served as Vice President, Finance and Administration, and Chief Financial Officer of Aseco Corporation from December 1985 until June 1998.

    Dr. Sheldon Buckler has been a director of MCT since March 2000. He served as Vice Chairman of Polaroid Corporation from 1990 until 1994. From 1995 to 1999, he served as Chairman of Commonwealth Energy Systems, an energy utility. He currently serves as the chairman of Lord Corp. Dr. Buckler served as a director of Aseco from 1995 to January 2000. He is also a director of each of Nashua Corporation and Parlex Corporation.

    Executive officers serve indefinite terms. Directors serve until the next annual meeting at which their successors are elected, or until their prior resignation, removal or incapacity.

    Based solely upon a review of Forms 3 and 4 furnished to us pursuant to Rule 16a-3(e) and written representations provided to us covering the six-month transition period ended December 31, 1999, no director, officer or beneficial owner or 10 percent shareholder failed to file any report required by Section 16(a) of the Exchange Act during the six-month transition period ended December 31, 1999.

ITEM 11. Executive Compensation

Executive Compensation

    Summary Compensation.  The following table contains summary information concerning the annual compensation paid by us for the fiscal years ended June 1997, 1998, and 1999 and the six-month transition period ended December 31, 1999 to our Chief Executive Officer and each of our other executive officers at December 31, 1999 whose annualized salary and bonus for the 1999 transition period exceeded $100,000:

		Annual Compensation				Number of Shares Underlying Options Granted
Name & Principal Position	Year	Salary and Commission	Bonus	Other Annual Compensation			All Other Compensation(1)
Roger E. Gower,	1997	$252,500	$0	$42,475	(2)	0	*
Chairman, President, CEO	1998	252,500	0	45,773	(2)	100,000	$1,020
& Secretary	1999	252,500	0	12,275	(3)	100,000	1,237
	Transition	126,250	0	5,525	(3)	0	0
Dennis L. Nelson,	1997	195,500	0	0		0	*
Executive Vice President	1998	204,332	0	0		0	1,681
of Sales and Marketing	1999	197,297	0	0		110,000	2,281
	Transition	104,164	0	0		0	1,278
Jeffrey S. Mathiesen,	1997	76,154	0	0		75,000	*
Vice President and Chief	1998	106,923	0	0		0	1,137
Financial Officer(4)	1999	113,077	0	0		50,000	1,590
	Transition	65,000	0	0		0	893
Lawrence J. Brezinski,	1999	99,423	0	0		0	0
Vice President of	Transition	59,438	0	0		0	949
Engineering(5)

*
Indicates less than $1,000 of retirement plan contributions.

(1)
Includes vested retirement plan contributions made by MCT.

(2)
Includes costs for local residence, automobile allowance, and travel to Boston.

(3)
Includes primarily automobile related costs.

(4)
Mr. Mathiesen joined MCT in September 1996.

(5)
Mr. Brezinski joined MCT in August 1998.

There were no grants of options for our common stock to executive officers during the transition period ending December 31, 1999.

    Aggregated Option Exercises and Year-End Option Values.  The following table contains information concerning the aggregated option exercises during the 1999 six-month transition period and the year-end option values for the executive officers named in the Summary Compensation Table:

Name	Shares Acquired on Exercise	Value Realized	Number of Shares Underlying Unexercised Options at Fiscal Year End Exercisable/Unexercisable	Value of In-the-Money Unexercised Options at December 31, 1999 Exercisable/Unexercisable
Roger E. Gower	0	$0	375,000/125,000	$1,174,925/$446,775
Dennis L. Nelson	0	$0	107,500/92,500	$238,875/$302,625
Jeffrey S. Mathiesen	9,991	$35,268	71,259/43,750	$221,968/$149,578
Larry Brezinski	0	$0	43,750/81,250	$169,500/$319,500

    Agreements with Officers.  Effective April 3, 1995, we entered into an employment agreement with Mr. Gower. The current agreement may be terminated by either party with 60 days prior written notice. The agreement will also terminate upon the death, disability, or breach of the agreement by Mr. Gower. In the event Mr. Gower's employment is terminated by us with 60 days prior written notice, we will continue to pay Mr. Gower his then-current base salary for 12 months thereafter.

    Mr. Nelson has an employment agreement with us which states that, in the event of a change in control of us which results in a change in his position as Executive Vice President, or a substantial diminution in his responsibilities, he may elect to terminate the agreement and receive his then-current base salary and insurance benefits for 12 months thereafter. The same benefits are payable if we elect to terminate Mr. Nelson's employment while a change in control is being negotiated.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

    The following table sets forth certain information regarding the ownership of the common stock as of June 28, 2000,

  1.
  by each person known to MCT to own beneficially more than five percent of the outstanding shares of common stock,

  2.
  by each of MCT's executive officers named in the Summary Compensation table,

  3.
  by each of MCT's directors, and

  4.
  by all of the executive officers and directors as a group:

	Shares Beneficially Owned
Name and Address of Beneficial Owners	Number	Percent
FIVE PERCENT STOCKHOLDER
Perkins Capital Management, Inc.(1)	977,859	8.1%
730 East Lake
Wayzata, MN 55391-1789
DIRECTORS AND EXECUTIVE OFFICERS
Roger E. Gower(2)	415,000	3.6%
Dennis L. Nelson(2)	155,000	1.4%
Jeffrey S. Mathiesen(2)	74,250	*
Larry J. Brezinski(2)	62,500	*

D. James Guzy(2)	97,472	*
Donald J. Kramer(2)	25,000	*
David M. Sugishita(2)	25,000	*
Donald R. VanLuvanee(2)	45,000	*
Patrick Verderico	—	*
Sebastian J. Sicari	—	*
Dr. Sheldon Buckler	2,500	*
All directors and executive officers as a group (eleven in number)(2)	901,722	7.5%

*
Denotes less than 1% of shares outstanding.

(1)
Perkins Capital Management, Inc. is a registered investment advisor. Includes shares held for clients and shares held by Perkins Opportunity Fund.

(2)
Includes shares deemed beneficially owned by virtue of the right to acquire them within 60 days pursuant to exercise of MCT's stock options as follows: Mr. Gower—400,000; Mr. Nelson—130,000; Mr. Mathiesen—71,259; Mr. Brezinski—62,500; Mr. Guzy—45,000; Mr. Kramer—25,000; Mr. Sugishita—25,000; Mr. VanLuvanee—45,000; and all directors and executive officers as a group—792,500.

ITEM 13. Certain Relationships and Related Transactions

    None.

PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)1.  Consolidated Financial Statements

Page
Index to Consolidated Financial Statements	F-1
Independent Accountants' Report	F-2
Consolidated Balance Sheets as of June 27, 1998, June 26, 1999, and December 31, 1999	F-3
Consolidated Statements of Operations for the Years Ended June 28, 1997, June 27, 1998, and June 26, 1999, and the Six-Month Transition Period Ended December 31, 1999	F-4
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended June 28, 1997, June 27, 1998, and June 26, 1999, and the Six-Month Transition Period Ended December 31, 1999	F-5
Consolidated Statements of Cash Flows for the Years Ended June 28, 1997, June 27, 1998, and June 26, 1999, and the Six-Month Transition Period Ended December 31, 1999	F-6
Notes to Consolidated Financial Statements	F-7

(a)3.  Exhibits

3A.	Bylaws of the Company.(6)
3B.	Articles of Incorporation of the Company.(6)
4.	Specimen Certificate of Common stock.(1)
10B.	Incentive Stock Option Plan as amended through September 29, 1999.(11)
10C.	Former Aseco Corp. 1986 Incentive Stock Option Plan.(11)
10D.	Former Aseco Corp. 1993 Omnibus Stock Plan.(11)
10E.	Former Aseco Corp. 1993 Non-Employee Director Stock Option Plan.(11)
10G.	Employment Agreement with Roger E. Gower dated March 28, 1995.(2)
10I.	Employment Agreement with Dennis Nelson dated May 30, 1996.(4)
10J.	Employee Stock Purchase Plan.(3)
10K.	Stock Option Plan for Outside Directors as amended through April 29, 1999.(10)
10L.	Lease for the Company's corporate headquarters dated October 16, 1996.(5)
10M.	Credit and Security Agreement, dated February 17, 1998 between Norwest Business Credit, Inc. and Micro Component Technology, Inc.(7)
10N.	Credit and Security Agreement, dated February 17, 1998 between Norwest Bank Minnesota, N.A. and Micro Component Technology, Inc.(7)
10O.	First Amendment to Credit and Security Agreement, dated October 22, 1998 between Norwest Business Credit, Inc. and Micro Component -Technology, Inc.(8)
10P.	First Amendment to Credit and Security Agreement, dated October 22, 1998 between Norwest Bank Minnesota, N.A. and Micro Component Technology, Inc.(8)
10R.	Second Amendment to Credit and Security Agreement (Eximbank Guaranteed Loan), dated February 16, 1999 between Norwest Bank Minnesota N.A and Micro Component Technology, Inc.(9)
10S.	Second Amendment to Credit and Security Agreement, dated May 6, 1999 between Wells Fargo Business

10T.	Third Amendment to Credit and Security Agreement (Eximbank Guaranteed Loan), dated June 20, 2000 between Norwest Bank Minnesota N.A and Micro Component Technology, Inc. (filed herewith)
10U.	Third Amendment to Credit and Security Agreement, dated June 20, 2000 between Wells Fargo Business Credit, Inc. and Micro Component Technology, Inc. (filed herewith)
21.	Revised Listing of Subsidiaries of the Company. (filed herewith)
23.	Consent of Deloitte & Touche LLP. (filed herewith)
27.	Financial Data Schedule (filed herewith)

(1)
Incorporated by reference to the exhibits to the registration statement on Form S-1 filed by the Company on August 24, 1993, as amended, SEC File Number 33-67846.

(2)
Incorporated by reference to the report on Form 10-Q filed by the Company for the quarter ended March 25, 1995, file number 0-22384.

(3)
Incorporated by reference to the exhibits to the Registration Statement on Form S-8 filed by the Company on October 31, 1994, as amended, SEC File Number 33-85766.

(4)
Incorporated by reference to the exhibits to the report on Form 10-K filed by the Company for the fiscal year ended June 29, 1996, file number 0-22384.

(5)
Incorporated by reference to the report on Form 10-Q filed by the Company for the quarter ended September 28, 1996, file number 0-22384.

(6)
Incorporated by reference to the exhibits to the post-effective amendment #1 to the Registration Statement on Form S-1 filed by the Company on November 18, 1996, file number 33-98940.

(7)
Incorporated by reference to the report on Form 10-Q filed by the Company for the quarter ended March 28, 1998, file number 0-22384.

(8)
Incorporated by reference to the report on Form 10-Q filed by the Company for the quarter ended September 26, 1998, file number 0-22384.

(9)
Incorporated by reference to the report on Form 10-Q filed by the Company for the quarter ended March 27, 1999, file number 0-22384.

(10)
Incorporated by reference to the report on Form 10-K/A filed by the Company for the fiscal year ended June 26, 1999, file number 0-22384.(18)

(11)
Incorporated by reference to the exhibits to the Registration Statement on Form S-8 filed by MCT on January 31, 2000, SEC File No. 333-95765.

(b)   Reports on Form 8-K

    There was no Form 8-K filed during the quarter ended December 31, 1999.

MICRO COMPONENT TECHNOLOGY, INC.

Index to Consolidated Financial Statements

a.)   Consolidated Financial Statements

Page
Index to Consolidated Financial Statements	F-1
Independent Auditors' Report	F-2
Consolidated Balance Sheets as of June 27, 1998, June 26, 1999, and December 31, 1999	F-3
Consolidated Statements of Operations for the Years Ended June 28, 1997, June 27, 1998, and June 26, 1999, and the Six-Month Transition Period Ended December 31, 1999	F-4
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended June 28, 1997, June 27, 1998, and June 26, 1999, and the Six-Month Transition Period Ended December 31, 1999	F-5
Consolidated Statements of Cash Flows for the Years Ended June 28, 1997, June 27, 1998, and June 26, 1999, and the Six-Month Transition Period Ended December 31, 1999	F-6
Notes to Consolidated Financial Statements	F-7

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of
Micro Component Technology, Inc.

    We have audited the accompanying consolidated balance sheets of Micro Component Technology, Inc. and its subsidiaries (the Company) as of June 27, 1998, June 26, 1999 and December 31, 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended June 26, 1999 and the six-month transition period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 27, 1998, June 26, 1999, and December 31, 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 26, 1999 and the six-month transition period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

                      /s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
May 17, 2000

MICRO COMPONENT TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 27, 1998	June 26, 1999	December 31, 1999
Assets
Current assets:
Cash and cash equivalents	$2,532	$1,927	$1,045
Accounts receivable, less allowance for doubtful accounts of $250, $146, and $136, respectively	3,614	3,596	4,087
Inventories	3,830	3,616	3,648
Other	152	131	604

Total current assets	10,128	9,270	9,384
Property, plant and equipment, less accumulated depreciation	1,047	673	865
Other assets	51	47	75

Total assets	$11,226	$9,990	$10,324

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$50	$51	$51
Accounts payable	1,227	1,548	1,232
Accrued compensation	729	666	686
Accrued warranty	244	271	245
Customer prepayments and unearned service revenue	180	224	361
Other accrued liabilities	313	245	423

Total current liabilities	2,743	3,005	2,998
Long-term debt	83	33	70
Commitments and contingencies (Note 8)
Stockholders' equity:
Common, $.01 par value, 20,000,000 authorized, 7,394,300, 7,416,922, and 7,540,647 issued, respectively	74	74	75
Additional paid-in capital	44,012	44,035	44,217
Cumulative other comprehensive loss	(64)	(69)	(69)
Accumulated deficit	(35,622)	(37,088)	(36,967)

Total stockholders' equity	8,400	6,952	7,256

Total liabilities and stockholders' equity	$11,226	$9,990	$10,324

See Notes to Consolidatd Financial Statements.

MICRO COMPONENT TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal Year Ended			Six Months Ended December 31, 1999
	June 28, 1997	June 27, 1998	June 26, 1999
Net sales	$16,129	$16,975	$15,171	$11,356
Cost of sales	6,910	9,595	7,539	5,452

Gross profit	9,219	7,380	7,632	5,904
Operating expenses:
Selling, general, and administrative	7,121	7,871	6,279	4,306
Research and development	3,934	3,711	2,800	1,496

Total operating expenses	11,055	11,582	9,079	5,802
Income (loss) from operations	(1,836)	(4,202)	(1,447)	102
Other income (expense):
Interest income	362	139	75	28
Interest expense	(33)	(23)	(8)	(5)
Other income (expense)	(56)	207	(86)	(4)

Income (loss) before income taxes	(1,563)	(3,879)	(1,466)	121
Income tax provision	—	—	—	—

Net income (loss)	$(1,563)	$(3,879)	$(1,466)	$121

Net income (loss) per share:
Basic	$(0.22)	$(0.54)	$(0.20)	$0.02

Diluted	$(0.22)	$(0.54)	$(0.20)	$0.01

Weighted average common and common equivalent shares outstanding:
Basic	7,030	7,248	7,396	7,474

Diluted	7,030	7,248	7,396	8,144

See Notes to Consolidatd Financial Statements.

MICRO COMPONENT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands, except share data)

			Common Stock						Treasury Stock
	Preferred Stock
					Additional Paid-In Capital	Comprehensive Income (Loss)	Accum. Deficit	Cumulative Other Comprehensive Income (Loss)	Class A Shares	Common Cost
	Shares	Value	Shares	Par Value
Balance at June 29, 1996	315,789	$1,500	7,187,244	$72	$43,461		$(26,934)	$(82)	176,074	$(4,308)
Net loss						$(1,563)	(1,563)
Shares issued on exercise of options			20,000		40
Shares issued through employee stock purchase plan			15,932		33

Comprehensive income (loss)						$(1,563)

Retirement of treasury shares			(176,074)	(2)	(1,060)		(3,246)		(176,074)	4,308

Balance at June 28, 1997	315,789	1,500	7,047,102	70	42,474		(31,743)	(82)		—
Net loss						$(3,879)	(3,879)
Shares issued on exercise of options			12,750		20
Shares issued through employee stock purchase plan			18,659		22
Translation adjustment						18		18

Comprehensive income (loss)						$(3,861)

Shares issued through conversion of preferred stock	(315,789)	(1,500)	315,789	4	1,496

Balance at June 27, 1998	—	—	7,394,300	74	44,012		(35,622)	(64)	—	—
Net loss						$(1,466)	(1,466)
Shares issued through employee stock purchase plan			22,622		23
Translation adjustment						(5)		(5)

Comprehensive income (loss)						$(1,471)

Balance at June 26, 1999	—	—	7,416,922	74	44,035		(37,088)	(69)	—	—
Net income						$121	121
Shares issued on exercise of options, net			67,391	1	146
Shares issued on conversion of warrants, net			56,334		36

Comprehensive income (loss)						$121

Balance at December 31, 1999	—	$—	7,540,647	$75	$44,217		$(36,967)	$(69)	$—	$—

See Notes to Consolidated Financial Statements

MICRO COMPONENT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended			Six Months Ended December 31, 1999
	June 28, 1997	June 27, 1998	June 26, 1999
Cash flows from operating activities:
Net income (loss)	$(1,563)	$(3,879)	$(1,466)	$121
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	469	492	465	247
Noncash charge related to inventory	—	2,038	—	—
Other, net	(12)	—	(1)	—
Changes in assets and liabilities:
Accounts receivable	143	414	18	(491)
Inventories	(581)	(2,274)	214	(32)
Other assets	428	194	21	(470)
Accounts payable	519	(336)	321	(316)
Other accrued liabilities	(115)	(111)	(54)	237

Net cash provided by (used in) operating activities	(712)	(3,462)	(482)	(704)
Cash flows from investing activities:
Additions to property, plant and equipment	(523)	(295)	(92)	(67)
Payment for acquisition	—	—	—	(261)
Purchase of short-term investments	(1,169)	—	—	—
Maturity of short-term investments	—	1,169	—	—

Net cash provided by (used in) investing activities	(1,692)	874	(92)	(328)
Cash flows from financing activities:
Payments of long-term debt	(102)	(300)	(49)	(33)
Proceeds from issuance of stock	73	42	23	183

Net cash provided by (used in) financing activities	(29)	(258)	(26)	150
Effects of exchange rate changes	—	18	(5)	—

Net decrease in cash and cash equivalents	(2,433)	(2,828)	(605)	(882)
Cash and cash equivalents at beginning of period	7,793	5,360	2,532	1,927

Cash and cash equivalents at end of period	$5,360	$2,532	$1,927	$1,045

Supplemental disclosure—Noncash investing and financing activities:
Equipment acquired by capital lease	$—	$—	$—	$70
Notes payable for acquisition	—	—	—	72
Stock issued in cashless option and warrant exercises	—	—	—	627
Stock redeemed in cashless option and warrant exercises	—	—	—	(627)

See Notes to Consolidated Financial Statements.

MICRO COMPONENT TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

    We design, manufacture, market and service automatic test handling equipment for the semiconductor industry. Our handlers are designed to handle most semiconductor or integrated circuit device packages currently in production. We operate in one business segment.

    A network of offices and representatives supports our customers across North America, Europe, and the Asia. Our company was formed in 1972 and is headquartered in St. Paul, Minnesota.

Consolidation

    The consolidated financial statements include the accounts of the parent company and our subsidiaries after elimination of all significant intercompany balances and transactions. All significant subsidiaries are 100% owned.

Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires that we make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods might differ from those estimates.

Fiscal Year

    Effective December 31, 1999 our fiscal year is a calendar year, ending on December 31. Prior to that time, our fiscal year ended on the last Saturday of June.

Revenue Recognition

    Revenue for product sales is recognized upon shipment if all conditions precedent to the sale have been met or are assured of being met. If significant conditions regarding acceptance and right of return exist, revenue is not recognized until such conditions are met. Service revenue is deferred and amortized to earnings on a straight-line basis over the life of the service contract. See below for discussion of Staff Accounting Bulletin No. 101—Revenue Recognition in Financial Statements.

Research and Development Expenses

    Research and development expenses for new product development are charged to expense as incurred.

Cash and Cash Equivalents

    We consider all highly liquid investments purchased with original maturities of 90 days or less to be cash equivalents.

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

Leasehold improvements	3 to 10 years
Machinery and equipment	2 to 7
Furniture and fixtures	3 to 5

Product Warranty

    Estimated costs of warranty obligations to customers are charged to expense and a related accrual is established at the time the product is sold.

Income Taxes

    We account for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. Deferred income tax benefits and deferred income taxes are recorded based on differences in the bases of assets and liabilities between the financial statements and the tax returns as well as from loss carryforwards. The valuation allowance for deferred income tax benefits is determined by us based upon the expectation of whether the benefits are more likely than not to be realized.

Stock-Based Compensation

    In fiscal 1997, we adopted Statement on Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. As permitted by SFAS No. 123, we have elected to continue following the guidance of APB No. 25 for measurement and recognition of stock-based transactions with employees and non-employee directors. Because stock options have been granted at exercise prices at least equal to the fair market value of the stock at the grant date, no compensation cost has been recognized for stock options issued to employees and non-employee directors under the stock option plans. Stock-based transactions with non-employees are accounted for in accordance with SFAS No. 123.

Foreign Currency Translation

    Assets and liabilities of the foreign subsidiary are translated to U.S. dollars at year-end rates, and the statements of operations are translated at average exchange rates during the year. Translation adjustments arising from the translation of the foreign affiliates' net assets into U.S. dollars are recorded in cumulative other comprehensive income. During 1999, the foreign subsidiary's functional currency changed to the U.S. dollar due principally to a significant shift in the amount of activity denominated in U.S. dollars versus the local currency.

New Accounting Standards

    SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"—Issued in June 1998, SFAS No. 133 which establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing accounting standards. SFAS No. 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to such derivative. We have not yet completed an assessment of the impact of adopting the provisions of SFAS No. 133 on our financial statements. The standard is effective for us in 2001.

    Staff Accounting Bulletin No. 101-Revenue Recognition in Financial Statements (SAB 101)—In December 1999, the Securities and Exchange Commission staff issued SAB 101, which, among other things, establishes the SEC's interpretation that if uncertainty exists about customer acceptance of a product, revenue should not be recognized until acceptance occurs. Customer acceptance provisions may be included in a contract to enforce a customer's right to (1) test the delivered product, (2) require the seller to perform additional services subsequent to delivery of an initial product or performance of an initial service, such as a seller is required to install or activate delivered equipment, or (3) identify other work necessary to be done before accepting the product. The SEC presumes that such contractual customer acceptance provisions are substantive, bargained-for terms of an arrangement. Accordingly, when such contractual customer acceptance provisions exist, the SEC generally believes that the seller should not recognize revenue until customer acceptance occurs or the acceptance provisions lapse.

    A seller should substantially complete or fulfill the terms specified in the arrangement in order for delivery or performance to have occurred. When applying the substantially complete notion, the SEC believes that only inconsequential or perfunctory actions may remain incomplete such that the failure to complete the actions would not result in the customer receiving a refund or rejecting the delivered products or services performed to date. In addition, the seller should have a demonstrated history of completing the remaining tasks in a timely manner and reliably estimating the remaining costs. If revenue is recognized upon substantial completion of the arrangement, all remaining costs of performance or delivery should be accrued.

    Consistent with industry standards, we have historically recognized revenue at product shipment, unless acceptance criteria were significant. The SEC's interpretation, as explained above, will create a deferral of revenue recognition until product acceptance occurs.

    On March 24, 2000, the SEC deferred implementation of SAB 101 until the second calendar quarter of 2000, and on June 26, 2000, implementation was further deferred until the fourth quarter of calendar 2000.

    We are continuing to evaluate the potential impact of SAB 101 on our revenue recognition policy. We believe that the SEC is continuing to study the impact of SAB 101 on revenue recognition. We have not completed our evaluation of the impact of SAB 101; however, we expect it to have a material impact on our financial statements in their current form.

NOTE 2—EARNINGS (LOSS) PER SHARE

    Earnings per share are computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." Basic earnings per share are computed using the weighted average number of common shares outstanding during each period. Diluted earnings per share include the dilutive effect of common shares potentially issuable upon the exercise of stock options and warrants outstanding, and the dilutive effect of the assumed conversion of outstanding Class A preferred stock to common stock. Earnings (loss) per share data for fiscal year 1997 have been restated

to conform to the provisions of SFAS No. 128. The following table reconciles the denominators used in computing basic and diluted earnings (loss) per share for the periods reported (in thousands):

				Six Months Ended Dec. 31, 1999
	Fiscal Year Ended
	June 28, 1997(1)	June 27, 1998(1)	June 26, 1999(1)
Weighted average common shares outstanding	7,030	7,248	7,396	7,474
Effect of dilutive stock options and warrants	—	—	—	670
Effect of dilutive redeemable preferred stock(2)	—	—	—	—

	7,030	7,248	7,396	8,144

(1)
We reported a loss for the period. No adjustment made for the effect of stock options or warrants, as effect is anti-dilutive. Stock options and warrants outstanding totaled 1,173,307 shares at June 28, 1997; 1,476,307 shares at June 27, 1998; and, 1,590,807 shares at June 26, 1999.

(2)
Shares of preferred stock converted to common stock in November 1997 are excluded from the calculation due to the net loss in periods when preferred stock was outstanding.

NOTE 3—BALANCE SHEET INFORMATION

    Valuation reserves for notes and accounts receivable are as follows (in thousands):

	Fiscal Year Ended
				Six Months Ended December 31, 1999
	June 28, 1997	June 27, 1998	June 26, 1999
Beginning Balance	$585	$238	$250	$146
Additions	(344)	12	20	—
Deductions	(3)	—	(124)	(10)

Ending Balance	$238	$250	$146	$136

    Additions to the reserves are charged to selling, general and administrative expense. Deductions represent uncollectible accounts written off.

    Major components of inventories are as follows (in thousands):

	June 27, 1998	June 26, 1999	December 31, 1999

Raw materials	$878	$1,129	$1,283
Work-in-process	1,562	1,485	980
Finished goods	1,390	1,002	1,385

Ending balance	$3,830	$3,616	$3,648

    Property, plant and equipment consisted of the following (in thousands):

	June 27, 1998	June 26, 1999	December 31, 1999
Leasehold improvements	$185	$179	$175
Machinery and equipment	3,353	3,042	2,869
Furniture and fixtures	889	877	1,045

	4,427	4,098	4,089
Less accumulated depreciation	(3,380)	(3,425)	(3,224)

	$1,047	$673	$865

NOTE 4—INDEBTEDNESS

    In February 1998, we established a secured revolving credit facility with a bank, which expires in February 2001. Under the facility, we may borrow up to $5.0 million as determined by the borrowing base of eligible trade accounts receivable and certain inventory, conditioned upon meeting certain financial covenants, including maintaining certain levels of monthly and quarterly earnings and and quarterly tangible net worth. The agreement prohibits us from paying cash dividends without the bank's consent.

    Borrowings bear interest at 1.5% over the bank's prime rate, which was 8.5% at December 31, 1999, for a borrowing rate of 10.0%. Although the Company had no borrowings on the line at December 31, 1999, $2.8 million was available for borrowing under the line.

NOTE 5—LONG-TERM DEBT

    Long-term debt and financing obligations consist of the following (in thousands):

	June 27, 1998	June 26, 1999	December 31, 1999
Equipment lease agreements	$131	$84	$121
Other	2	—	—

Total long-term debt and financing obligations	133	84	121
Less current obligations	(50)	(51)	(51)

Total long-term debt	$83	$33	$70

    We have two equipment lease agreements, bearing interest at approximately 7% for two Fadal Machining Centers used in our manufacturing process. In addition, the Company has capital lease agreements bearing interest at approximately 8% for its Phoenix telephone system. Capitalized lease amounts included in property, plant and equipment at June 27, 1998, June 26, 1999 and December 31, 1999 were $234,000, $234,000 and $303,000; and accumulated depreciation was $102,000, $154,000, and $184,000, respectively.

    Cash paid for interest was $33,000, $23,000, $8,000 and $5,000 for fiscal years 1997, 1998, 1999, and the six months ended December 31, 1999, respectively.

    Payments due under debt obligations at December 31, 1999 are as follows: 2000—$51,000; 2001—$43,000; 2002—$19,000; and 2003—$8,000.

NOTE 6—INCOME TAXES

    The Company had income for the period ending December 31, 1999 and incurred losses in fiscal 1997, 1998, and 1999 and recorded no provision for income taxes.

    The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense is as follows:

				Six Months Ended Dec. 31, 1999
	Fiscal Year Ended
	June 28, 1997	June 27, 1998	June 26, 1999
Tax (benefit) at statutory rate	(35.0)%	(35.0)%	(35.0)%	35.0%
Effect of graduated tax rates	1.0	1.0	1.0	(1.0)
Foreign subsidiary losses with no tax benefits	11.3	—	—	—
Foreign loss carryforward benefit	(0.6)	—	—	—
Adjustment to valuation allowance	23.3	34.0	34.0	(34.0)
State tax	—	—	—	—
Other	—	—	—	—

	0.3%	0.0%	0.0%	0.0%

    As of December 31, 1999, we had federal and state NOLs totaling approximately $32.8 million and tax credit carryforwards of approximately $86,000 which can be used to reduce future taxable income. Tax loss carryforwards of certain foreign operations in the aggregate of $1.6 million are available for tax and financial reporting purposes. Such tax loss carryforwards begin to expire in the year 2004.

    We believe that our initial public offering in October 1993, combined with prior events, resulted in an "ownership change" of our company as defined in Section 382 of the Internal Revenue Code and the Regulations issued thereunder (Section 382). Pursuant to Section 382, our ability to use our NOLs originating prior to the initial public offering, accounting for approximately $9.6 million of the NOLs, is subject to certain restrictions including an annual limitation of approximately $0.9 million. Losses incurred subsequent to the initial public offering are available without annual limitation to offset future income.

    We have recorded a total valuation reserve against approximately $14.8 million, $15.3 million, and $15.2 million of deferred tax assets at June 27, 1998; June 26, 1999; and December 31, 1999, respectively, related primarily to operating loss carryforwards, due to the uncertainty of their ultimate realization.

NOTE 7—PREFERRED STOCK

    In November 1997, we converted 315,789 shares of Non-voting Series A Preferred Stock to common stock on a one-for-one basis. There were no dividends accrued or paid on the Preferred Stock. We no longer have shares of preferred stock outstanding. The issuance of the shares of common stock was exempt from registration pursuant to section 3(a)(9) of the Securities Act of 1933. No commission or other remuneration was paid to solicit the conversion.

    We have 1,000,000 shares of preferred stock authorized; none issued or outstanding.

NOTE 8—COMMITMENTS AND CONTINGENCIES

    We lease certain facilities and equipment under various operating leases. Effective April 1997, we entered into an operating lease agreement and relocated our headquarters to a new facility in St. Paul, Minnesota, coinciding with the expiration of the operating lease at our previous headquarters facility. Under the terms of the new agreement, which extends through April 2006, we are responsible for base rent and all operating expenses associated with the portion of the facility that we occupy. The agreement provides us with a one-time option to cancel the lease after seven years, at which time we would only be responsible for certain unamortized build-out costs incurred by the landlord. In May 2000, we notified our landlord of our intent to exercise our one-time option to lease the remaining additional 11,000 square feet within the same building, beginning twelve to twenty-four months later, at a date to be mutually determined.

    Total rent expense charged to operations, primarily for facilities and equipment was $1,149,000, $767,000, $583,000 and $316,000 in fiscal years 1997, 1998 and 1999, and the six-month transition period ended December 1999, respectively.

    The future minimum rental payments at December 31, 1999, due under noncancelable operating leases, are as follows: 2000—$790,000; 2001—$753,000; 2002—$712,000; 2003—$670,000; 2004—$622,000; thereafter—$1,106,000.

    We have an employment agreement with our Chief Executive Officer that may be terminated upon 60 days written notice by either party. If we terminate the agreement, we shall continue to pay his salary in effect at date of termination for 12 months thereafter. We also have an agreement with one other officer that provides for severance pay and other remuneration if his employment is terminated without cause or if he should resign following a change of control.

NOTE 9—STOCK OPTION AND BONUS PLANS AND WARRANTS TO PURCHASE COMMON STOCK

    In May 1995 and August 1995, our board of directors amended the April 1993 Incentive Stock Option Plan for key employees and reserved an additional 500,000 shares and 250,000 shares respectively for a total of 1,250,000 shares of common stock for issuance under the Plan at fair market value at the date of grant. The shareholders have approved these amendments. The options expire five to ten years from the date of grant and generally vest over a two-year or four-year period. If an individual ceases employment, he/she has one month to exercise vested options granted prior to June 8, 1994 or 90 days for options granted on or after June 8, 1994. Options granted in excess of the $100,000 annual IRS limitations become non-qualified.

    In fiscal 1996, our board of directors and our shareholders approved the Stock Option Plan for Outside Directors and reserved 300,000 shares of common stock for issuance under the Plan. Each person who becomes an outside director will automatically be granted an option to purchase 10,000 shares. In addition, each outside director will also automatically be granted an option to purchase 10,000 shares immediately upon each reelection as a director, or on the anniversary of the prior year's grant in any year in which there is no meeting of the stockholders at which directors are elected. The period within which an option must be exercised will be the earlier of (1) ten years from the date of the grant, or (2) the date which is one year after the director ceases to be a director for any reason, provided that if a director voluntarily declines to stand for re-election after the age of 60, he shall not be required to exercise his options within one year after he ceases to be a director and shall continue to vest in his options after he ceases to be a director. The exercise price for each option will be the fair market value of the stock on the date of grant, and each option will generally vest over a two-year period at 50 percent per year.

    We has also reserved 150,000 shares of common stock for the grant of non-qualified stock options for outside directors, consultants, advisors and employees.

    Shares subject to options under these plans during fiscal year 1997, 1998 and 1999 and the 1999 transition period were as follows:

Options	Shares	Exercise Price Range	Weighted Average Price Per Share
Outstanding June 29, 1996	850,500	$2.00 to $7.50	$3.00
Granted (fair value $0.98 per share)	232,000	$2.06 to $3.31	$2.48
Exercised	(20,000)	$2.00	$2.00
Expired	(167,500)	$2.00 to $4.25	$2.97

Outstanding June 28, 1997	895,000	$2.00 to $7.50	$2.89
Granted (fair value $1.27 per share)	349,000	$1.56 to $4.81	$3.62
Exercised	(20,000)	$2.00 to $3.63	$2.81
Expired	(16,000)	$2.63 to $3.00	$2.81

Outstanding June 27, 1998	1,208,000	$1.56 to $7.50	$3.11
Granted (fair value $0.68 per share)	461,500	$1.00 to $1.94	$1.17
Expired	(347,000)	$2.38 to $7.00	$4.78

Outstanding June 26, 1999	1,322,500	$1.00 to $7.50	$2.00
Granted (fair value $2.99 per share)	200,000	$2.25 to $5.44	$4.26
Exercised	(69,991)	$1.22 to $3.31	$2.26
Expired	(1,000)	$3.56	$3.56

Outstanding December 31, 1999	1,451,509	$1.00 to $7.50	$2.30

Exercisable at December 31, 1999	797,384	$1.00 to $7.50	$2.19

    Options outstanding at December 31, 1999 had exercise prices ranging from $1.00 to $7.50 per share as summarized in the following table:

Range of Exercise Prices	Number Outstanding At Dec. 31, 1999	Weighted Average Remaining Life	Weighted Average Exercise Price Per Share	Number Exercisable at Dec. 31, 1999
$1.00 to $1.56	533,509	4.0 years	$1.22	188,634
$1.94 to $2.63	526,000	5.5 years	$2.08	460,250
$3.25 to $4.31	339,000	8.0 years	$3.77	138,500
$5.44 to $7.50	53,000	9.0 years	$5.83	10,000

$1.00 to $7.50	1,451,509	6.0 years	$2.30	797,384

    In February 1996, the board of directors adopted the Employee Stock Purchase Plan and reserved 300,000 shares of common stock for issuance under the Plan. Eligible employees can elect under the Plan to contribute between two percent and ten percent of their base pay each plan year (June 1 - May 31) to purchase shares of common stock at a price per share equal to 85 percent of market value on the first day of the plan year or the last day of the plan year, whichever is lower. Employee contributions are deducted from their regular salary or wages. The maximum number of shares that can be purchased by an employee in any plan year is 1,000 shares. During the 1999 six-moth transition period, no shares were issued under the plan. During fiscal year 1999, 22,622 shares were issued under the plan at prices ranging from $0.45 to $1.06, a weighted average price of $1.04 per share. During fiscal year 1998, 18,658 shares were issued under the plan at the price of $1.17 per share. Approximately 242,900 shares remain reserved for future issuance.

    In May 1993, our board of directors approved an Incentive Bonus Plan commencing in fiscal year 1994 which provides for payment of discretionary annual bonuses to employees of up to 5% of our pretax income. Eighty percent of the bonus is to be paid in cash and twenty percent to our qualified 401(k) retirement plan. No bonus payments were made under the Plan in fiscal years 1997, 1998, and 1999, or the transition period ended December 31, 1999.

    In fiscal 1997, we adopted SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, we have elected to continue following the guidance of APB No. 25 for measurement and recognition of stock-based transactions with employees. Because stock options have been granted at exercise prices at least equal to the fair market value of the stock at the grant date, no compensation cost has been recognized for stock options issued to employees under the stock option plans. If compensation cost for our stock option and employee stock purchase plans had been determined based on the fair value at the grant dates, consistent with the method provided in SFAS No. 123, our net income (loss) and earnings (loss) per share would have been as follows:

	Fiscal Year Ended			Six Months Ended Dec. 31, 1999
	June 28, 1997	June 27, 1998	June 26, 1999
Net income (loss), in thousands
As reported	$(1,563)	$(3,879)	$(1,466)	$121
Pro forma	$(1,752)	$(4,077)	$(1,652)	$(153)
Earnings (loss) per share—basic
As reported	$(0.22)	$(0.54)	$(0.20)	$0.02
Pro forma	$(0.25)	$(0.56)	$(0.22)	$(0.02)
Earnings (loss) per share—diluted
As reported	$(0.22)	$(0.54)	$(0.20)	$0.01
Pro forma	$(0.25)	$(0.56)	$(0.22)	$(0.02)

    The fair value of options granted under the stock option and employee stock purchase plans during fiscal years 1997, 1998 and 1999 and the six-month transition period was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

				Six Months Ended Dec. 31, 1999
	Fiscal Year Ended
	1997	1998	1999
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	46.25%	60.62%	88.48%	118.84%
Risk-free interest rate	6.00%	6.00%	4.77%	5.67%
Expected life of options	3.5 years	3.1 years	3.0 years	3.5 years

    In August 1996, we issued 10,000 shares of common stock for the exercise of options to purchase 10,000 share of common stock and received in exchange 7,250 shares previously owned by the option holder to fund the exercise, pursuant to the terms of the option agreement. In November 1999, we issued 9,991 shares of common stock for the exercise of options to purchase 9,991 shares of common stock and received in exchange 2,600 shares previously owned by the option holder to fund the exercise. Accordingly, there were no cash proceeds from these transactions.

    In December 1999, we issued 16,638 shares of common stock pursuant to the net exercise of 50,942 warrants and we issued 30,696 shares of common stock pursuant to the net exercise of 139,865 warrants. There were no cash proceeds from the conversion of the warrants to common stock as the transactions were cashless conversions in which the exercise is funded by shares surrendered, as provided for in the terms of the warrant agreements.

NOTE 10—SEGMENT, GEOGRAPHIC, CUSTOMER INFORMATION AND CONCENTRATION OF CREDIT RISK

    We operate in one industry segment supplying automated test handlers to the semiconductor industry. Net sales to customers located in the three geographic regions in which we operate are summarized as follows (in thousands):

	Fiscal Year Ended			Six Months Ended Dec. 31, 1999
	June 28, 1997	June 27, 1998	June 26, 1999
United States	$6,842	$8,051	$5,379	$3,556
Asia	8,528	7,091	9,205	7,347
Europe	759	1,833	587	453

	$16,129	$16,975	$15,171	$11,356

    We do not hold a material amount of long-lived assets outside of the United States.

    During fiscal year 1997, one customer accounted for approximately 17% and another customer accounted for approximately 11% of net sales. During fiscal year 1998, no single customer accounted for more than 10% of net sales. During fiscal year 1999, one customer accounted for 27% of net sales. During the six-month period ending December 31, 1999, one customer accounted for approximately 19% of net sales.

NOTE 11—SUBSEQUENT EVENTS

    Acquisition of Aseco Corporation—On January 31, 2000, we completed the acquisition of Aseco Corporation, a Massachusetts-based manufacturer of singulated handling equipment for the back-end of the semiconductor manufacturing process. The acquisition was structured as a stock-for-stock purchase and Aseco is now a wholly-owned subsidiary of MCT. The purchase price totaled $24.0 million, consisting of 2.9 million shares of our common stock valued at $22.5 million issued to former Aseco shareholders and $1.5 million of acquisition-related costs.

    The acquisition was accounted for using the purchase method of accounting. The results of operations of Aseco are included in our consolidated financial statements beginning January 31, 2000. The purchase price has been allocated based on the estimated fair values of net assets acquired at the date of acquisition. The excess of purchase price over net assets acquired, amounting to $9.6 million, has been preliminarily allocated to goodwill, and is being amortized using a straight line method over the estimated useful life of five years. Other intangible assets, including established workforce, customer list, and core and developed technology, totaling $9.9 million are being amortized using the straight-line method over the estimated useful lives of two to five years. In accordance with generally accepted accounting principles, this initial allocation may be adjusted in future quarters as valuations of certain accounts, including inventory and accrued liabilities are finalized.

    The following unaudited pro forma information presents a summary of combined results of operations of MCT and Aseco as if the acquisition had occurred on June 28, 1998, along with certain pro forma adjustments to give effect to amortization of goodwill and other intangible assets. The pro forma results for fiscal year ended June 26, 1999 were derived using Aseco's audited results for its fiscal year ended March 28, 1999. The pro forma information also does not attempt to show how we would actually have performed on a combined basis had the companies been combined throughout these periods. The following pro forma information, therefore, although helpful in illustrating the financial characteristics of our combined company under one set of assumptions, does not attempt to predict or suggest future results (in thousands, except per share data):

	Fiscal Year Ended June 26, 1999	Six Months Ended Dec. 31, 1999
Net sales	$32,476	$22,564
Net loss	$(19,247)	$(3,266)
Net loss per share—basic and diluted	$(1.86)	$(0.31)

    Change of fiscal year end—On April 11, 2000, our board of directors changed our fiscal year end to December 31, effective December 31, 1999. Our interim thirteen-week quarters will each end on a Saturday, with the first quarter of the new fiscal year ended on April 1, 2000, which is one week later than the quarterly reporting date using our previous fiscal year. The six-month transition period created by this change is a twenty-seven week period, containing one extra week of operations from December 26, 1999 through December 31, 1999. Since we were closed for this additional week with minimal activity, the additional week did not have a significant impact on operations for the transition period or the comparability to the prior year. Unaudited results for the comparable six-month period ended December 1998 were as follows (in thousands, except per share data):

Net sales	$6,688
Gross profit	3,506
Loss from operations	(1,402)
Net loss	$(1,395)
Net loss per share—basic and diluted	$(0.19)

SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of St. Paul, State of Minnesota, on June 29, 2000.

MICRO COMPONENT TECHNOLOGY, INC.
By:	/s/ ROGER E. GOWER Roger E. Gower President, Chief Executive Officer Chairman of the Board and Director

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on June 29, 2000.

Signature	Capacity

/s/ ROGER E. GOWER Roger E. Gower	President, Chief Executive Officer Chairman of the Board and Director
/s/ JEFFREY S. MATHIESEN Jeffrey S. Mathiesen	Vice President of Finance/Administration, Chief Financial Officer, Treasurer
/s/ D. JAMES GUZY D. James Guzy	Director
/s/ DONALD J. KRAMER Donald J. Kramer	Director
/s/ DAVID M. SUGISHITA David M. Sugishita	Director
/s/ DONALD R. VANLUVANEE Donald R. VanLuvanee	Director
/s/ PATRICK VERDERICO Patrick Verderico	Director

/s/ SEBASTIAN J. SICARI Sebastian J. Sicari	Director
/s/ PATRICK VERDERICO Patrick Verderico	Director
/s/ DR. SHELDON BUCKLER Dr. Sheldon Buckler	Director

INDEX TO EXHIBITS

3A.	Bylaws of the Company.(6)
3B.	Articles of Incorporation of the Company.(6)
4.	Specimen Certificate of Common stock.(1)
10B.	Incentive Stock Option Plan as amended through September 29, 1999(11)
10C.	Former Aseco Corp. 1986 Incentive Stock Option Plan.(11)
10D.	Former Aseco Corp. 1993 Omnibus Stock Plan.(11)
10E.	Former Aseco Corp. 1993 Non-Employee Director Stock Option Plan.(11)
10G.	Employment Agreement with Roger E. Gower dated March 28, 1995.(2)
10I.	Employment Agreement with Dennis Nelson dated May 30, 1996.(4)
10J.	Employee Stock Purchase Plan.(3)
10K.	Stock Option Plan for Outside Directors, as amended through April 29, 1999. (10)
10L.	Lease for the Company's corporate headquarters dated October 16, 1996.(5)
10M.	Credit and Security Agreement, dated February 17, 1998 between Norwest Business Credit, Inc. and Micro Component Technology, Inc.(7)
10N.	Credit and Security Agreement, dated February 17, 1998 between Norwest Bank Minnesota, N.A. and Micro Component Technology, Inc.(7)
10O.	First Amendment to Credit and Security Agreement, dated October 22, 1998 between Norwest Business Credit, Inc. and Micro Component -Technology, Inc.(8)
10P.	First Amendment to Credit and Security Agreement, dated October 22, 1998 between Norwest Bank Minnesota, N.A. and Micro Component Technology, Inc.(8)
10R.	Second Amendment to Credit and Security Agreement (Eximbank Guaranteed Loan), dated February 16, 1999 between Norwest Bank Minnesota N.A and Micro Component Technology, Inc.(9)
10S.	Second Amendment to Credit and Security Agreement, dated May 6, 1999 between Wells Fargo Business Credit, Inc. and Micro Component Technology, Inc.(14)
10T.	Third Amendment to Credit and Security Agreement (Eximbank Guaranteed Loan), dated June 20, 2000 between Norwest Bank Minnesota N.A and Micro Component Technology, Inc. (filed herewith)
10U.	Third Amendment to Credit and Security Agreement, dated June 20, 2000 between Wells Fargo Business Credit, Inc. and Micro Component Technology, Inc.
21.	Revised Listing of Subsidiaries of the Company. (filed herewith)
23.	Consent of Deloitte & Touche LLP. (filed herewith)
27.	Financial Data Schedule (filed herewith)

(1)
Incorporated by reference to the exhibits to the registration statement on Form S-1 filed by the Company on August 24, 1993, as amended, SEC File Number 33-67846.

(2)
Incorporated by reference to the report on Form 10-Q filed by the Company for the quarter ended March 25, 1995, file number 0-22384.

(3)
Incorporated by reference to the exhibits to the Registration Statement on Form S-8 filed by the Company on October 31, 1994, as amended, SEC File Number 33-85766.

(4)
Incorporated by reference to the exhibits to the report on Form 10-K filed by the Company for the fiscal year ended June 29, 1996, file number 0-22384.

(5)
Incorporated by reference to the report on Form 10-Q filed by the Company for the quarter ended September 28, 1996, file number 0-22384.

(6)
Incorporated by reference to the exhibits to the post-effective amendment #1 to the Registration Statement on Form S-1 filed by the Company on November 18, 1996, file number 33-98940.

(7)
Incorporated by reference to the report on Form 10-Q filed by the Company for the quarter ended March 28, 1998, file number 0-22384.

(8)
Incorporated by reference to the report on Form 10-Q filed by the Company for the quarter ended September 26, 1998, file number 0-22384.

(9)
Incorporated by reference to the report on Form 10-Q filed by the Company for the quarter ended March 27, 1999, file number 0-22384.

(10)
Incorporated by reference to the report on Form 10-K/A filed by the Company for the fiscal year ended June 26, 1999, file number 0-22384.

(11)
Incorporated by reference to the exhibits to the Registration Statement on Form S-8 filed by MCT on January 31, 2000, SEC File No. 333-95765.

QuickLinks

PART I
  ITEM 1. Business
  ITEM 2. Properties
  ITEM 3. Legal Proceedings
  ITEM 4. Submission of Matters to a Vote of Security Holders
PART II
  ITEM 5. Market for Registrant's Common Stock and Related Stockholder Matters
  ITEM 6. Selected Financial Data
SELECTED CONSOLIDATED FINANCIAL DATA
  ITEM 7. Management's Discussion and Analysis of Results of Operations and Financial Condition
(in thousands, except per share data)
  ITEM 8. Financial Statements and Supplementary Data
  ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  ITEM 10. Directors and Executive Officers of the Registrant
  ITEM 11. Executive Compensation
  ITEM 12. Security Ownership of Certain Beneficial Owners and Management
  ITEM 13. Certain Relationships and Related Transactions
PART IV
  ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
MICRO COMPONENT TECHNOLOGY, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIGNATURE
INDEX TO EXHIBITS