Form 10-Q
period 2000-04-01
MICRO COMPONENT TECHNOLOGY INC
filed 2000-06-30
CIK 911149

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No. 0-22384

MICRO COMPONENT TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-0985960
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2340 West County Road C, St. Paul, MN 55113-2528
(Address of principal executive offices)

(651) 697-4000
(Registrant's telephone number)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes /x/  No / /

    The number of shares outstanding of the Registrant's Common Stock, as of June 28, 2000 was 11,096,534.

MICRO COMPONENT TECHNOLOGY, INC.
FORM 10-Q
TABLE OF CONTENTS

MICRO COMPONENT TECHNOLOGY, INC.
FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In thousands except per share data)

(Unaudited)

	April 1, 2000	December 31, 1999
ASSETS
Current assets:
Cash and cash equivalents	$1,640	$1,045
Accounts receivable, less allowance for doubtful accounts of $516 and $146, respectively	11,016	4,087
Inventories:
Raw materials	6,093	1,545
Work in process	2,701	980
Finished goods	1,325	1,123
Other	379	604

Total current assets	23,154	9,384
Property, plant and equipment	4,984	4,089
Less accumulated depreciation	(3,409)	(3,224)

Property, plant and equipment, net	1,575	865
Goodwill and other intangible assets, net	18,785	32
Other assets	42	43

Total assets	$43,556	$10,324

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Line of credit	$2,713	$—
Current portion of long-term debt	46	51
Accounts payable	5,620	1,232
Other accrued liabilities	4,137	1,715

Total current liabilities	12,516	2,998
Long-term debt and financing obligations	58	70
Commitments and contingencies
Stockholders' equity:
Common stock, $.01 par value, 20,000,000 authorized, 11,047,400 and 7,540,647 issued, respectively	110	75
Additional paid-in-capital	68,174	44,217
Cumulative translation adjustment	(69)	(69)
Accumulated deficit	(37,233)	(36,967)

Total stockholders' equity	30,982	7,256

Total liabilities and stockholders' equity	$43,556	$10,324

See notes to unaudited condensed consolidated financial statements

MICRO COMPONENT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	April 1, 2000	Mar. 27, 1999
Net sales	$12,161	$4,028
Cost of sales	6,249	2,032

Gross profit	5,912	1,996
Operating expenses:
Selling, general and administrative	3,486	1,417
Research and development	1,870	708
Amortization of intangible assets	784	—

Total operating expenses	6,140	2,125

Profit (loss) from operations	(228)	(129)
Interest income	21	19
Interest expense	(38)	(1)
Other, net	(21)	(14)

Total interest and other	(38)	4

Net income (loss)	$(266)	$(125)

Net income (loss) per share:
Basic	$(0.03)	$(0.02)

Diluted	$(0.03)	$(0.02)

Weighted average common and common equivalent shares outstanding:
Basic	9,905	7,394

Diluted	9,905	7,394

See notes to unaudited condensed consolidated financial statements

MICRO COMPONENT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	April 1, 2000	March 27, 1999
Cash flows from operating activities:
Net income (loss)	$(266)	$(125)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	960	116
Changes in assets and liabilities:
Accounts receivable	(2,606)	(766)
Inventories	(565)	(141)
Other and other current assets	342	(36)
Accounts payable	1,411	338
Other accrued liabilities	5	(5)

Net cash used in operating activities	(719)	(619)
Cash flows from investing activities:
Additions to property, plant and equipment	(20)	(26)
Payment for acquisitions, net of cash acquired	(359)	—

Net cash used in investing activities	(379)	(26)
Cash flows from financing activities:
Payments of long-term debt	(17)	(12)
Increase in working line of credit	919	—
Proceeds from issuance of stock	791	—

Net cash provided by (used in) financing activities	1,693	(12)

Net increase (decrease) in cash and cash equivalents	595	(657)
Cash and cash equivalents at beginning of period	1,045	2,260

Cash and cash equivalents at end of period	$1,640	$1,603

Supplemental disclosure:
Noncash investing and financing activities:
Stock issued for acquisition of Aseco Corporation	$23,200	$—

See notes to unaudited condensed consolidated financial statements

MICRO COMPONENT TECHNOLOGY, INC.

FORM 10-Q

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  INTERIM FINANCIAL STATEMENTS

    The accompanying unaudited, condensed, consolidated financial statements for the three months ended April 1, 2000 have been prepared in accordance with the instructions for SEC Form 10-Q and, accordingly, do not include all disclosures required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.

    Interim unaudited financial results should be read in conjunction with the audited financial statements included in the SEC Annual Report, Form 10-K, for the transition period ended December 31, 1999.

    The results of operations for the three months ended April 1, 2000 are not necessarily indicative of the operating results to be expected for the full year.

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

	Three Months Ended
(in thousands)	April 1, 2000(1)	March 27, 1999(1)
Weighted average common shares outstanding	9,905	7,394
Effect of dilutive stock options and warrants	—	—

	9,905	7,394

(1)
We reported a loss for the periods indicated. No adjustment made for the effect of stock options or warrants, which totaled 1,626,616 shares at April 1, 2000 and 1,590,807 shares at March 27, 1999, as the effect is anti-dilutive.

3.  REPORTING OF COMPREHENSIVE NET INCOME OR (LOSS)

    In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS), No. 130 "Reporting Comprehensive Income" which establishes standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. Under this standard, certain revenues, expenses, gains, and losses recognized during the period are included in comprehensive income (loss), regardless of whether they are considered to be results of operations of the period. During the three-month periods ended April 1, 2000 and March 27, 1999 total comprehensive income (loss) equaled net income (loss) as reported on the Consolidated Statements of Operations.

4.  ACQUISITION

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

(in thousands, except per share data)	Three Months Ended April 1, 2000	Three Months Ended March 27, 1999
Net revenues	$12,516	$7,933
Net income (loss)	(2,371)	(8,714)
Net income (loss) per share:
Basic and diluted	(0.22)	(0.84)

5.  RECENT ACCOUNTING PRONOUNCEMENTS

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

    Staff Accounting Bulletin No. 101—Revenue Recognition in Financial Statements (SAB 101)—In December 1999, the Securities and Exchange Commission staff issued SAB 101, which, among other things, establishes the SEC's interpretation that if uncertainty exists about customer acceptance of a product, revenue should not be recognized until acceptance occurs. Customer acceptance provisions may be included in a contract to enforce a customer's right to (1) test the delivered product, (2) require the seller to perform additional services subsequent to delivery of an initial product or performance of an initial service, such as a seller is required to install or activate delivered equipment, or (3) identify other work necessary to be done before accepting the product. The SEC presumes that such contractual customer acceptance provisions are substantive, bargained-for terms of an arrangement. Accordingly, when such contractual customer acceptance provisions exist, the SEC generally believes that the seller should not recognize revenue until customer acceptance occurs or the acceptance provisions lapse.

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

    On March 24, 2000, the SEC deferred implementation of SAB 101 until the second calendar quarter of 2000, and on June 26, 2000 implementation was further deferred until the fourth quarter of calendar 2000.

    We are continuing to evaluate the potential impact of SAB 101 on our revenue recognition policy. We believe that the SEC is continuing to study the impact of SAB 101 on revenue recognition. We have not completed our evaluation of the impact of SAB 101; however, we expect it to have a material impact on our financial statements in its current form.

6.  SUBSEQUENT EVENT

    On April 11, 2000, our board of directors changed our fiscal year end to December 31, effective December 31, 1999. Accordingly, on June 30, 2000, we filed a report on Form 10-K with respect to the transitional period created by this change. Our interim thirteen-week quarters each end on a Saturday, with the first quarter of the new fiscal year ended on April 1, 2000, which is one week later than the quarterly reporting date using our previous fiscal year. As a result, the quarterly operating results and balance sheet amounts vary from those recently reported on our Form 10-Q dated May 9, 2000 for the three months ended March 25, 2000, which was filed to comply with our previous fiscal year period reporting requirements.

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

    The demand for our products and services is dependent upon growth in the semiconductor industry and the increasing automation needs of semiconductor manufacturers and independent test and assembly facilities. The semiconductor capital equipment market was in a significant downturn that in 1999, that was accompanied by the economic crisis in Asia, where approximately 65% of our products were sold during the six-month transition period ended December 1999. These industry and economic conditions adversely affected our net sales and operating results in 1999. Beginning mid-year calendar 1999, the industry began to stabilize and show signs of a gradual recovery, which we believe will facilitate improved sales and operating results for our fiscal year ending December 31, 2000. No assurance can be made, however, that such improvement will occur.

    Beginning in 1999, we broadened our strategy from that of a test handler manufacturer to becoming a provider of comprehensive automation solutions for the back-end of the semiconductor manufacturing process. First, we developed and introduced in February 1999 our Tapestry strip handler. Tapestry combines strip handling capability with robotics, machine vision technology and critical software, enabling the testing and tracking of semiconductor devices in strip form and the generation of critical process data throughout the test process. Second, in June 1999 we acquired the Infinity Systems division of Fico BV. Infinity Systems has been involved in the development of factory automation software for the semiconductor manufacturing industry. Infinity System's software expertise was integral to the development of our integrated Smart Solutions product line, introduced in May 2000. Together with a third party tester, our Smart Solutions products including our Tapestry handler enable complete automation of the test, laser mark, mark inspect, singulation, sort-and-tape and reel processes.

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

    In Aseco's most recent fiscal year ended March 28, 1999, Aseco reported net sales of $19.2 million and a net loss of $13.7 million. The net loss included $2.2 million in charges related to the closing of its operations based in England and the discontinuation of several mature product models, a $5.0 million write-down of excess inventory and approximately $1.2 million of various restructuring related charges.

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

Results of Operations for the Three Months Ended April 1, 2000 and March 27, 1999

    Net sales for the three months ended April 1, 2000, increased $8.1 million or 201.9% to $12.2 million compared to $4.0 million for the comparable period ended March 27, 1999. Sales of Aseco products accounted for approximately $6.2 million of the sales increase. Sales and refurbishments of our more mature products, such as the MCT 4610 handlers, MCT 3600 handlers and the MCT 2000 testers, increased by $1.5 million over the same period a year ago. Increased sales of mature products over the prior year's period is attributed to customers' increased capacity requirements associated with the improvement in the semiconductor market. Due to the inclusion of Aseco sales for the first time, sales of our newer products, the MCT 5100, MCT 7632 and Tapestry handling systems and automation software, decreased to approximately 21% of total net sales in the current period compared to approximately 65% in the prior year's period.

    Gross profit for the first three months of 2000 increased by $3.9 million to $5.9 million, or 48.6% of net sales, from $2.0 million, or 49.6% of net sales, for the comparable period in the prior year. The decrease in gross margin in the current year period resulted from the inclusion of the lower margin Aseco products, partially offset by increased margins on MCT products due to changes in product mix.

    Selling, general and administrative expense in the first three months of 2000 was $3.5 million, or 28.7% of sales, compared to $1.4 million, or 35.2% of sales for the comparable period in 1999. The addition of the Aseco operations accounted for approximately $1.1 million of the increase, with increased direct selling costs related to increased sales revenues contributing $0.5 million of the increase. The remainder primarily related to increased personnel and travel expenses to support the sales growth during. The decrease in selling, general and administrative expense as a percentage of net sales in the current year is primarily attributed to the disproportionately lower additional selling, general and administrative expense incurred versus the corresponding additional net sales of Aseco since the acquisition date, due to inclusion of only two months of Aseco's results for the period. Accordingly, we expect selling, general and administrative expense to increase in subsequent quarters when the revenues and expenses of Aseco for the entire period are included.

    Research and development expense for the first three months of 2000 was $1.9 million, or 15.4% of net sales, compared to $0.7 million, or 17.6% of net sales in the previous year. The acquisition of Aseco accounted for approximately $0.7 million of the increase in the current year. The remainder of the increase, of which $0.3 million was increased personnel and contract labor costs, resulted from increased spending requirements for research and development projects initiated during the current year's quarter. These initiatives resulted in the introduction of several new products in May 2000.

    The decrease as a percentage of net sales in the current year is primarily attributed to the disproportionately lower additional research and development expense incurred versus the corresponding additional revenues of Aseco since the acquisition date, due to inclusion of two months of Aseco's results for the period. Accordingly, we expect research and development expense to increase in subsequent quarters when the revenues and expenses of Aseco for the entire period are included.

    Amortization expense totaled $0.8 million, or 6.4% of sales, during the three months ended April 1, 2000, versus $0 in the prior year, and is primarily attributed to the intangible assets and goodwill generated by the acquisition of Aseco.

    Interest income for the first quarter of 2000 was $21,000 compared to $19,000 in the previous year's quarter. Interest expense totaled $38,000 in the current year's quarter, compared to $1,000 for the comparable period in th prior year. The increase in interest expense is attributed to increased borrowings under the lines of credit during the current year.

    Net loss for the quarter ended April 1, 2000 was $266,000 or $0.03 per share, as compared to a net loss of $125,000, or $0.02 per share in the prior year's period.

Liquidity and Capital Resources

    At April 1, 2000, we had cash and cash equivalents of $1.6 million, compared to $1.0 million at December 31, 1999. The current ratio was 1.8 and working capital totaled $10.6 million at April 1, 2000, compared to 3.1 and $6.4 million, respectively, at December 31, 1999.

    We used $0.7 million of cash in operations in the quarter ended April 1, 2000, versus $0.6 million in the comparable period in 1999. Increases in accounts receivable and inventories to support the increased revenues were the primary uses of cash in both periods.

    Capital expenditures totaled $20,000 during the quarter ended April 1, 2000, and $26,000 in the quarter ended March 27, 1999. Capital purchases in both periods have been primarily for computer equipment. We used $0.4 million of cash during the quarter ended April 1, 2000 for acquisition expenses for the acquisition of Aseco.

    We received cash from financing activities of $1.7 million during the quarter ended April 1, 2000, compared to cash we used of $12,000 in the comparable quarter last year. Advances on our line of credit to support our operations contributed $0.9 million, and we received proceeds of $0.8 million from the issuance of common stock for exercise of stock options during the current year quarter.

    At April 1, 2000, we maintained two separate secured lines of credit at two separate banks; one for $5.0 million and the other for $3.0 million. Borrowings on the $5.0 million line, which was unused at

April 1, 2000 and December 31, 1999, accrue interest at 1.5% over the bank's prime rate, which was 9.0% at April 1, 2000, for a borrowing rate of 10.5%. The amount available for borrowing on the line is calculated as a percentage of our eligible accounts receivable and inventory, excluding Aseco, and amounted to approximately $3.5 million at April 1, 2000.

    Borrowings on the $3 million line, which totaled $2.7 million at April 1, 2000, accrue interest at 1.5% over the bank's prime rate, which was of 9.0% at April 1, 2000, for a borrowing rate of 10.5%. The amount available for borrowing is calculated as a percentage of eligible accounts receivable and inventory of Aseco, and amounted to $2.9 million at April 1, 2000. As a result of purchase accounting adjustments related to the acquisition of Aseco, we were in default of certain financial covenants of the line of credit related to tangible net worth at April 1, 2000. The bank has waived noncompliance with these covenants until September 30, 2000. We intend to negotiate new financial covenants on the line of credit. However, we cannot assure you that we will be successful in negotiating such financial covenants.

    Our anticipated capital needs for the next twelve months are expected to be less than $1.0 million and concentrated in development of additional products and upgrading our management information systems. We believe that cash and cash equivalents on hand at April 1, 2000, and funds available through our bank lines of credit are sufficient to finance our continuing operations at the least the next twelve months, but that one or more additional business acquisitions or unforeseen changes in market conditions could cause us to seek additional financing sooner. We believe that we will be able to raise additional capital and/or negotiate an increase to one or both of our bank lines of credit at terms acceptable to us if required, but no assurance can be made that such financing will be available if needed. We may acquire other companies, product lines or technologies that are complementary to our business and our working capital needs may change as a result of such acquisitions.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically had little impact on us. Inflation has not been a significant factor in our operations in any of the periods presented, and it is not expected to affect operations in the future. Our bank line of credit carries a variable interest rate. At April 1, 2000, we had approximately $2.7 million outstanding on our lines of credit, at an interest rate of 10.5%. An increase in the interest rates could expose us to market risk in the event we are continue to borrow under the line to finance our operations in the future. At April 1, 2000, all of our outstanding long-term debt carries interest at a fixed rate. There is no material market risk relating to our bank lines or long-term debt.

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

    Staff Accounting Bulletin No. 101—Revenue Recognition in Financial Statements (SAB 101)—In December 1999, the Securities and Exchange Commission staff issued SAB 101, which, among other things, establishes the SEC's interpretation that if uncertainty exists about customer acceptance of a product, revenue should not be recognized until acceptance occurs. Customer acceptance provisions may be included in a contract to enforce a customer's right to (1) test the delivered product, (2) require the seller to perform additional services subsequent to delivery of an initial product or performance of an initial service, such as a seller is required to install or activate delivered equipment, or (3) identify other work necessary to be done before accepting the product. The SEC presumes that such contractual customer acceptance provisions are substantive, bargained-for terms of an arrangement. Accordingly, when such contractual customer acceptance provisions exist, the SEC generally believes that the seller should not recognize revenue until customer acceptance occurs or the acceptance provisions lapse.

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

    On March 24, 2000, the SEC deferred implementation of SAB 101 until the second calendar quarter of 2000, and on June 26, 2000 implementation was further deferred until the fourth quarter of calendar 2000.

    We are continuing to evaluate the potential impact of SAB 101 on our revenue recognition policy. We believe that the SEC is continuing to study the impact of SAB 101 on revenue recognition. We have not completed our evaluation of the impact of SAB 101; however, we expect it to have a material impact on our financial statements in its current form.

RISK FACTORS

    Except for the historical information contained herein, certain of the matters discussed in this report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These "forward-looking statements" involve certain risks and uncertainties, including, but not limited to, the following: (1) fluctuations and periodic downturns in the semiconductor market which often have had a disproportionately negative effect on manufacturers of semiconductor capital equipment; (2) rapid changes in technology and in tester and handler products, which we respond to successfully in order for its products to avoid becoming noncompetitive or obsolete; (3) customer acceptance of our new products, including the MCT 5100, MCT 7632, Tapestry handling systems, Smart Sort, Smart Mark and MCT 5115 products in which we have invested significant amounts of inventory; (4) possible loss of any of our key customers, who account for a substantial percentage of our business; (5) the possible adverse impact of competition in markets which are highly competitive; (6) the possible adverse impact of economic or political changes in markets we serve; (7) failure to realize the expected benefits of the MCT and Aseco merger; and, (8) other factors detailed from time to time in our SEC reports, including but not limited to the discussion in the Management's Discussion & Analysis included in the Transition Report on Form 10-K for the transition period ended December 31, 1999. All forecasts and projections in this report are "forward-looking statements," and are based on our current expectations of our near-term results, based on current information available pertaining to us, including risk factors discussed above. Actual results could differ materially.

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

Micro Component Technology, Inc. Registrant
Dated: June 30, 2000	By:	/s/ ROGER E. GOWER Roger E. Gower President and Chief Executive Officer
And
Dated: June 30, 2000	By:	/s/ JEFFREY S. MATHIESEN Jeffrey S. Mathiesen Chief Financial Officer Chief Accounting Officer

MICRO COMPONENT TECHNOLOGY, INC.
FORM 10-Q

EXHIBIT INDEX

Exhibit Number		Page
27	Financial Data Schedule	19

QuickLinks

PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
PART II. OTHER INFORMATION
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX