Form 10-Q
period 2000-07-01
MICRO COMPONENT TECHNOLOGY INC
filed 2000-07-20
CIK 911149

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2000

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

Yes /x/  No / /

    The number of shares outstanding of the Registrant's Common Stock, as of July 17, 2000 was 11,098,117.

MICRO COMPONENT TECHNOLOGY, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICRO COMPONENT TECHNOLOGY, INC.

FORM 10-Q

CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share data)

(Unaudited)

	July 1, 2000	December 31, 1999
ASSETS
Current assets:
Cash and cash equivalents	$1,417	$1,045
Accounts receivable, less allowance for doubtful accounts of $282 and $136, respectively	14,407	4,087
Inventories:
Raw materials	7,776	1,545
Work in process	3,449	980
Finished goods	1,273	1,123
Other	541	604

Total current assets	28,863	9,384
Property, plant and equipment	5,097	4,089
Less accumulated depreciation	(3,651)	(3,224)

Property, plant and equipment, net	1,446	865
Goodwill and other intangible assets, net	17,597	32
Other assets	91	43

Total assets	$47,997	$10,324

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Line of credit	$5,717	$—
Current portion of long-term debt	32	51
Accounts payable	7,538	1,232
Other accrued liabilities	4,508	1,715

Total current liabilities	17,795	2,998
Long-term debt and financing obligations	54	70
Commitments and contingencies
Stockholders' equity:
Common stock, $.01 par value, 20,000,000 authorized, 11,096,534 and 7,540,647 issued, respectively	111	75
Additional paid-in-capital	68,300	44,217
Cumulative translation adjustment	(69)	(69)
Accumulated deficit	(38,194)	(36,967)

Total stockholders' equity	30,148	7,256

Total liabilities and stockholders' equity	$47,997	$10,324

See notes to unaudited condensed consolidated financial statements

MICRO COMPONENT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	Jul. 1, 2000	Jun. 26, 1999	Jul. 1, 2000	Jun. 26, 1999
Net sales	$14,806	$4,455	$26,967	$8,483
Cost of sales	7,873	2,001	14,122	4,033

Gross profit	6,933	2,454	12,845	4,450
Operating expenses:
Selling, general and administrative	4,358	1,710	7,844	3,127
Research and development	2,243	660	4,113	1,368
Amortization of intangible assets	1,174	—	1,958	—

Total operating expenses	7,775	2,370	13,915	4,495

Profit (loss) from operations	(842)	84	(1,070)	(45)
Interest income	23	9	44	28
Interest expense	(121)	(3)	(159)	(4)
Other, net	(21)	(36)	(42)	(50)

Total interest and other	(119)	(30)	(157)	(26)

Net income (loss)	$(961)	$54	$(1,227)	$(71)

Net income (loss) per share:
Basic	$(0.09)	$0.01	$(0.12)	$(0.01)

Diluted	$(0.09)	$0.01	$(0.12)	$(0.01)

Weighted average common and common equivalent shares outstanding:
Basic	11,067	7,402	10,486	7,398

Diluted	11,067	7,721	10,486	7,398

See notes to unaudited condensed consolidated financial statements

MICRO COMPONENT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Six Months Ended
	July 1, 2000	June 26, 1999
Cash flows from operating activities:
Net income (loss)	$(1,227)	$(71)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,394	214
Changes in assets and liabilities:
Accounts receivable	(5,997)	(1,023)
Inventories	(2,944)	(352)
Other and other current assets	155	13
Accounts payable	3,329	749
Other accrued liabilities	399	215

Net cash used in operating activities	(3,891)	(255)
Cash flows from investing activities:
Additions to property, plant and equipment	(161)	(72)
Payment for acquisitions, net of cash acquired	(383)	—

Net cash used in investing activities	(544)	(72)
Cash flows from financing activities:
Payments of long-term debt	(35)	(24)
Increase in working line of credit	3,923	—
Proceeds from issuance of stock	919	23

Net cash provided by (used in) financing activities	4,807	(1)

Effect of exchange rate changes	—	(5)

Net increase (decrease) in cash and cash equivalents	372	(333)
Cash and cash equivalents at beginning of period	1,045	2,260

Cash and cash equivalents at end of period	$1,417	$1,927

Supplemental disclosure:
Noncash investing and financing activities:
Stock issued for acquisition of Aseco Corporation	$23,200	$—

See notes to unaudited condensed consolidated financial statements

MICRO COMPONENT TECHNOLOGY, INC.

FORM 10-Q

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  INTERIM FINANCIAL STATEMENTS

    The accompanying unaudited, condensed, consolidated financial statements for the three and six month periods ended July 1, 2000 and June 26, 1999 have been prepared in accordance with the instructions for SEC Form 10-Q and, accordingly, do not include all disclosures required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.

    Interim unaudited financial results should be read in conjunction with the audited financial statements included in the SEC Transition Report on Form 10-K, for the transition period ended December 31, 1999.

    The results of operations for the three month and six month periods ended July 1, 2000 are not necessarily indicative of the operating results to be expected for the full year.

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

	Three months ended		Six months ended
(in thousands)	July 1, 2000(1)	June 26, 1999	July 1, 2000(1)	June 26, 1999(1)
Weighted average common shares outstanding	11,067	7,402	10,486	7,398
Effect of dilutive stock options and warrants	—	319	—	—

	11,067	7,721	10,486	7,398

(1)
We reported a loss for the periods indicated. No adjustment was made for the effect of stock options or warrants, which totaled 1,942,838 shares at July 1, 2000 and 1,590,807 shares at June 26, 1999, as the effect was anti-dilutive.

3.  REPORTING OF COMPREHENSIVE NET INCOME OR (LOSS)

    In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS), No. 130 "Reporting Comprehensive Income" which establishes standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. Under this standard, certain revenues, expenses, gains, and losses recognized during the period are included in comprehensive income (loss), regardless of whether they are considered to be results of operations of the period. During the three and six month periods ended

July 1, 2000 and June 26, 1999 total comprehensive income (loss) equaled net income (loss) as reported on the Consolidated Statements of Operations.

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

	Actual	Pro forma	Pro forma
	Three months ended		Six months ended
(in thousands, except per share data)	July 1, 2000	June 26, 1999	July 1, 2000	June 26, 1999
Net revenues	$14,806	$9,172	$27,322	$17,105
Net income (loss)	(960)	(887)	(3,332)	(8,821)
Net income (loss) per share:
Basic and diluted	(0.09)	(0.09)	(0.30)	(0.85)

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

MICRO COMPONENT TECHNOLOGY, INC.
FORM 10-Q

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

    The demand for our products and services is dependent upon growth in the semiconductor industry and the increasing automation needs of semiconductor manufacturers and independent test and assembly facilities. The semiconductor capital equipment market was in a significant downturn in 1999, that was accompanied by the economic crisis in Asia, where approximately 65% of our products were sold during the six-month transition period ended December 1999. These industry and economic conditions adversely affected our net sales and operating results in 1999. Beginning mid-year calendar 1999, the industry began to stabilize and show signs of a gradual recovery, which we believe will facilitate improved sales and operating results for our fiscal year ending December 31, 2000. No assurance can be made, however, that such improvement will occur.

    Beginning in 1999, we broadened our strategy from that of a test handler manufacturer to becoming a provider of comprehensive automation solutions for the back-end of the semiconductor manufacturing process. First, we developed and introduced in February 1999 our Tapestry strip handler. Tapestry combines strip handling capability with robotics, machine vision technology and critical software, enabling the testing and tracking of semiconductor devices in strip form and the generation of critical process data throughout the test process. Second, in June 1999 we acquired the Infinity Systems division of Fico BV. Infinity Systems has been involved in the development of factory automation software for the semiconductor manufacturing industry. Infinity System's software expertise was integral to the development of our integrated Smart Solutions product line, introduced in May 2000. Together with a third party tester, our Smart Solutions products including our Tapestry handler enable complete automation of the test, laser mark, mark inspect, singulation, sort and packaging for shipment processes.

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

    Prior to inclusion of other considerations discussed below, we expect that as we combine our operations with Aseco, our revenue base should approximately double. We believe that we will be able to sustain existing customers of Aseco and will have opportunities for incremental sales through introduction of our products to Aseco customers and vice versa. The termination of Aseco's relationship as a distributor for a foreign manufacturer is expected to allow improvement in gross margins in the latter part of 2000 as compared to our first six months of 2000. Our selling, general and administrative expenses are expected to decrease as a percentage of net sales, as we blend the businesses and eliminate redundant costs. Research and development expense is expected to initially increase as a percentage of net sales, as we complete development efforts underway at Aseco at the time of the acquisition, and accelerate some of our development projects. We will also continue to evaluate opportunities for reduction in operating and manufacturing expense through consolidation of duplicate processes of the two companies. Aseco is headquartered in a 61,000 square foot facility in Marlborough, Massachusetts, with approximately 100 employees.

Results of Operations for the Three Months Ended July 1, 2000 and June 26, 1999

    Net sales for the three months ended July 1, 2000, increased $10.4 million or 232.3% to $14.8 million compared to $4.5 million for the three months ended June 26, 1999. Sales of Aseco products accounted for approximately $7.7 million of the net sales increase. Sales of our newer handler products, the MCT 5100 and MCT 7632, Smart Solutions products and automation software combined to contribute approximately $2.7 million of the increase in net sales over the comparable period in the prior year. Due to the inclusion of Aseco sales in the current year period, sales of our newer products, the MCT 5100, MCT 7632, Smart Solutions products and automation software, decreased to approximately 36% of total net sales in the current period compared to approximately 58% in the prior year period.

    Gross profit for the second quarter of 2000 increased by $4.5 million to $6.9 million, or 46.8% of net sales, from $2.5 million, or 55.1% of net sales, for the comparable period in the prior year. The decrease in gross margin in the current year period primarily resulted from the inclusion of the lower margin Aseco products.

    Selling, general and administrative expense in the second quarter of 2000 was $4.4 million, or 29.4% of net sales, compared to $1.7 million, or 38.4% of net sales for the comparable period in 1999. The addition of the Aseco operations accounted for approximately $1.6 million of the increase, with increased direct selling costs related to increased sales revenues contributing $0.3 million of the increase. The remainder primarily related to increased personnel and travel expenses to support the sales growth. The decrease in selling, general and administrative expense as a percentage of net sales in the current year is primarily attributed to the increased sales in the current year period.

    Research and development expense for the three months ended July 1, 2000 was $2.2 million, or 15.1% of net sales, compared to $0.7 million, or 14.8% of net sales in the comparable period of the prior year. The acquisition of Aseco accounted for approximately $1.1 million of the increase in the current year. The remainder of the increase, of which $0.3 million was increased personnel and contract labor costs, resulted from increased spending requirements for research and development projects initiated during the current year's quarter. These initiatives resulted in the introduction of several new products in 2000.

    Amortization expense totaled $1.2 million, or 7.9% of sales, during the three months ended July 1, 2000, versus $0 in the prior year, and is attributed to the intangible assets and goodwill generated by our acquisitions.

    Interest income for the second quarter of 2000 was $23,000 compared to $9,000 in the previous year's quarter. Interest expense totaled $121,000 in the current years quarter, compared to $3,000 for the comparable period in the prior year. The increase in interest expense is attributed to increased borrowings under the lines of credit during the current year.

    Net loss for the quarter ended July 1, 2000 was $1.0 million or $0.09 per share, as compared to a net income of $54,000, or $0.01 per share in the prior year period.

Results of Operations for the Six Months Ended July 1, 2000 and June 26, 1999

    Net sales for the six months ended July 1, 2000, increased $18.5 million or 217.9% to $27.0 million compared to $8.5 million for the comparable period ended June 26, 1999. Sales of Aseco products accounted for approximately $13.9 million of the sales increase. Sales of our newer handler products, the MCT 5100 and MCT 7632, Smart Solutions products and automation software combined to contribute approximately $3.0 million of the increase in net sales over the comparable period in the prior year, with the balance of the increase in net sales derived from sales and refurbishments of our more mature products. Due to the inclusion of Aseco sales for the first time, sales of our newer products, the MCT 5100, MCT 7632, Smart Solutions products and automation software, decreased to approximately 30% of total net sales in the current period compared to approximately 62% in the prior year's period.

    Gross profit for the first six months of 2000 increased by $8.4 million to $12.8 million, or 47.6% of net sales, from $4.5 million, or 52.5% of net sales, for the comparable period in the prior year. The decrease in gross margin in the current year period resulted from the inclusion of the lower margin Aseco products, partially offset by increased margins on MCT products due to changes in product mix.

    Selling, general and administrative expense in the first six months of 2000 was $7.8 million, or 29.1% of sales, compared to $3.1 million, or 36.9% of sales for the comparable period in 1999. The addition of the Aseco operations accounted for approximately $2.7 million of the increase, with increased direct selling costs related to increased sales revenues contributing $0.6 million of the increase. The remainder primarily related to increased personnel and travel expenses to support the sales growth during. The decrease in selling, general and administrative expense as a percentage of net sales in the current year is primarily due to the increased sales in the current period.

    Research and development expense for the first six months of 2000 was $4.1 million, or 15.3% of net sales, compared to $1.4 million, or 16.1% of net sales in the previous year. The acquisition of Aseco accounted for approximately $01.8 million of the increase in the current year. The remainder of the increase, of which $0.6 million was increased personnel and contract labor costs, resulted from increased spending requirements for research and development projects initiated during the current year. These initiatives resulted in the introduction of several new products in 2000. The decrease as a percentage of net sales in the current year is primarily attributed to the higher sales level in the current period.

    Amortization expense totaled $2.0 million, or 7.3% of net sales, during the six months ended July 1, 2000, versus $0 in the prior year, and is attributed to the intangible assets and goodwill generated by our acquisitions.

    Interest income for the six months ended July 1, 2000 was $44,000 compared to $28,000 in the comparable period in the prior year. Interest expense totaled $159,000 in the current year's period, compared to $4,000 for the comparable period in the prior year. The increase in interest expense is attributed to increased borrowings under the lines of credit during the current year.

    Net loss for the six months ended July 1, 2000 was $1.2 million or $0.12 per share, as compared to a net loss of $71,000, or $0.01 per share in the prior year period.

Liquidity and Capital Resources

    At July 1, 2000, we had cash and cash equivalents of $1.4 million, compared to $1.0 million at December 31, 1999. The current ratio was 1.6 and working capital totaled $11.1 million at July 1, 2000, compared to 3.1 and $6.4 million, respectively, at December 31, 1999.

    We used $3.9 million of cash in operations in the six months ended July 1, 2000, versus $0.3 million in the comparable period in 1999. Increases in accounts receivable and inventories to support the increased revenues were the primary uses of cash in both periods.

    Capital expenditures totaled $161,000 during the six months ended July 1, 2000, and $72,000 in the six months ended June 26, 1999. Capital purchases in both periods have been primarily for computer equipment. Cash used in the acquisition of Aseco Corporation was $0.4 million in the six months ended July 1, 2000.

    Cash provided by financing activities was $4.8 million for the six months ended July 1, 2000, primarily comprised of cash provided from advances on our line of credit and proceeds from the issuance of common stock upon exercise of stock options. Cash used in financing activities in the six months ended June 26, 1999 was $1,000.

    At July 1, 2000, we maintained two separate secured lines of credit at two separate banks; one for $5.0 million and the other for $3.0 million. The amount available for borrowing on the $5.0 million line is calculated as a percentage of our eligible accounts receivable and inventory, excluding Aseco, and amounted to approximately $5.0 million at July 1, 2000. Borrowings on the $5.0 million line, which totaled $3.0 at July 1, 2000, accrue interest at 1.5% over the bank's prime rate, which was 9.5% at July 1, 2000, for a borrowing rate of 11.0%.

    Borrowings on the $3.0 million line, which totaled $2.7 million at July 1, 2000, accrue interest at 1.5% over the bank's prime rate, which was of 9.5% at July 1, 2000, for a borrowing rate of 11.0%. The amount available for borrowing is calculated as a percentage of eligible accounts receivable and inventory of Aseco, and amounted to $3.0 million at July 1, 2000. As a result of purchase accounting adjustments related to the acquisition of Aseco, we were in default of certain financial covenants of the line of credit related to tangible net worth at July 1, 2000. The bank has waived noncompliance with these covenants until September 30, 2000. We intend to negotiate new financial covenants on the line of credit. However, we cannot assure you that we will be successful in negotiating such financial covenants.

    Our anticipated capital needs for the next twelve months are expected to be less than $1.0 million and concentrated in development of additional products and upgrading our management information systems. We believe that cash and cash equivalents on hand at July 1, 2000, and funds available through our bank lines of credit are sufficient to finance our continuing operations at the least the next twelve months, but that one or more additional business acquisitions or unforeseen changes in market conditions could cause us to seek additional financing sooner. We believe that we will be able to raise additional capital and/or negotiate an increase to one or both of our bank lines of credit at terms acceptable to us if required, but no assurance can be made that such financing will be available if needed. We may acquire other companies, product lines or technologies that are complementary to our business and our working capital needs may change as a result of such acquisitions.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically had little impact on us. Inflation has not been a significant factor in our operations in any of the periods presented, and it is not expected to affect operations in the future. Our bank line of credit carries a variable interest rate. At July 1, 2000, we had approximately $5.7 million outstanding on our lines of credit, at an interest rate of 11.0%. An increase in the interest rates could expose us to market risk in the event we are continue to borrow under the lines to finance our operations in the future. At July 1, 2000, all of our outstanding long-term debt carried interest at a fixed rate. There is no material market risk relating to our bank lines or long-term debt.

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

PART II. OTHER INFORMATION

MICRO COMPONENT TECHNOLOGY, INC.
FORM 10-Q

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

MICRO COMPONENT TECHNOLOGY, INC. Registrant
Dated: July 20, 2000	By: /s/ Roger E. Gower Roger E. Gower President and Chief Executive Officer
And
Dated: July 20, 2000	By: /s/ Jeffrey S. Mathiesen Jeffrey S. Mathiesen Chief Financial Officer Chief Accounting Officer

MICRO COMPONENT TECHNOLOGY, INC.
FORM 10-Q
EXHIBIT INDEX

Exhibit Number		Page
27	Financial Data Schedule	20

QuickLinks

MICRO COMPONENT TECHNOLOGY, INC. FORM 10-Q
MICRO COMPONENT TECHNOLOGY, INC. FORM 10-Q
MICRO COMPONENT TECHNOLOGY, INC. FORM 10-Q SIGNATURES
MICRO COMPONENT TECHNOLOGY, INC. FORM 10-Q EXHIBIT INDEX