Form 10-Q
period 2000-09-30
MICRO COMPONENT TECHNOLOGY INC
filed 2000-11-14
CIK 911149

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

          ( )  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from       to
                                                      -------  -------
                           Commission File No. 0-22384

                        MICRO COMPONENT TECHNOLOGY, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                    Minnesota
                    ----------------------------------------
                         (State or other jurisdiction of
                         incorporation or organization)

                                   41-0985960
                    ----------------------------------------
                                (I.R.S. Employer
                              Identification No.)

                2340 West County Road C, St. Paul, MN 55113-2528
            -------------------------------------------------------
                    (Address of principal executive offices)

                                 (651) 697-4000
                    -----------------------------------------
                         (Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                  Yes       X                    No
                      --------------                 --------------

The number of shares outstanding of the Registrant's Common Stock, as of October 31, 2000 was 13,949,554.

                                 Page 1 of pages
                            Exhibit index on page 14

                        MICRO COMPONENT TECHNOLOGY, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

                    CONSOLIDATED BALANCE SHEETS                                          3

                    CONSOLIDATED STATEMENTS OF OPERATIONS                                4

                    CONSOLIDATED STATEMENTS OF CASH FLOWS                                5

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS       6

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    RESULTS OF OPERATIONS AND FINANCIAL CONDITION                        9



PART II.  OTHER INFORMATION

         ITEM 5.  OTHER INFORMATION                                                     16

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                      16

         SIGNATURES                                                                     17

         EXHIBITS                                                                       18

                        MICRO COMPONENT TECHNOLOGY, INC.

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEETS

                 (in thousands except share and per share data)
                                   (Unaudited)

                                                                               September 30,        December 31,
                                ASSETS                                              2000                1999
------------------------------------------------------------------------      -----------------   ------------------
Current assets:
    Cash and cash equivalents                                                     $16,875              $ 1,045
     Accounts receivable, less allowance for doubtful accounts
     of $192 and $136, respectively                                                14,404                4,087
     Inventories:
        Raw materials                                                               8,518                1,545
        Work in process                                                             3,941                  980
        Finished goods                                                              2,007                1,123
     Other                                                                            369                  604
                                                                                 --------             --------
         Total current assets                                                      46,114                9,384

Property, plant and equipment:                                                      5,219                4,089
    Less accumulated depreciation                                                  (3,876)              (3,224)
                                                                                 --------             --------
    Property, plant and equipment, net                                              1,343                  865

Goodwill and other intangible assets, net                                          16,428                   32

Other assets                                                                           86                   43
                                                                                 --------             --------
Total assets                                                                     $ 63,971             $ 10,324
                                                                                 ========             ========

                 LIABILITIES AND STOCKHOLDERS EQUITY
------------------------------------------------------------------------

Current liabilities:
     Line of credit                                                                $2,108                $   -
     Current portion of long-term debt                                                 19                   51
     Accounts payable                                                               7,315                1,232
     Other accrued liabilities                                                      5,019                1,715
                                                                                 --------             --------
              Total current liabilities                                            14,461                2,998

Long-term debt and financing obligations                                               51                   70

Commitments and contingencies

Stockholders' equity:
     Common stock, $.01 par value, 20,000,000 authorized, 13,947,980
     and 7,540,647 issued, respectively                                               139                   75
     Additional paid-in capital                                                    87,966               44,217
     Cumulative translation adjustment                                                (69)                 (69)
     Accumulated deficit                                                          (38,577)             (36,967)
                                                                                 --------             --------
       Total stockholders' equity                                                  49,459                7,256
                                                                                 --------             --------
Total liabilities and stockholders' equity                                       $ 63,971             $ 10,324
                                                                                 ========             ========

       See notes to unaudited condensed consolidated financial statements

                        MICRO COMPONENT TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                    Three Months Ended                   Nine Months Ended
                                              --------------------------------    ---------------------------------
                                                Sep. 30,          Sep. 25,          Sep. 30,           Sep. 25,
                                                  2000              1999              2000               1999
                                              --------------    --------------    --------------     --------------

Net sales                                       $ 16,617          $  5,745          $ 43,584          $ 14,228

Cost of sales                                      9,111             2,832            23,233             6,865
                                                   -----             -----            ------             -----

Gross profit                                       7,506             2,913            20,351             7,363

Operating expenses:
    Selling, general and administrative            4,142             2,122            11,986             5,249
    Research and development                       2,545               675             6,658             2,043
    Amortization of intangible assets              1,175                 5             3,133                 5
                                                   -----             -----            ------             -----

Total operating expenses                           7,862             2,802            21,777             7,297
                                                   -----             -----            ------             -----

Profit (loss) from operations                       (356)              111            (1,426)               66

Interest and other:
     Interest income                                 115                14               159                42
     Interest expense                               (133)               (3)             (292)               (7)
     Other, net                                       (9)                8               (51)              (42)
                                                   -----              -----            -----             -----

Total interest and other                             (27)               19              (184)               (7)
                                                --------          --------          --------          --------

Net income (loss)                               $   (383)         $    130          $ (1,610)         $     59
                                                --------          --------          --------          --------
Net income (loss) per share:
     Basic                                      $  (0.03)         $   0.02          $  (0.15)         $   0.01
                                                =========         ========          =========         =========
     Diluted                                    $  (0.03)         $   0.02          $  (0.15)         $   0.01
                                                =========         ========          =========         =========

Weighted average common and common
 equivalent shares outstanding:

       Basic                                      12,082             7,460            10,765             7,418
                                                =========         ========          =========         =========
       Diluted                                    12,082             8,131            10,765             7,845
                                                =========         ========          =========         =========

See notes to unaudited condensed consolidated financial statement

                                         MICRO COMPONENT TECHNOLOGY, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (In thousands)
                                                    (Unaudited)

                                                                                  Nine Months Ended
                                                                       -----------------------------------------
                                                                        September 30,           September 25,
                                                                             2000                    1999
                                                                       -----------------       -----------------

Cash flows from operating activities:
     Net income (loss)                                                      $(1,610)                 $   59
     Adjustments to reconcile net income (loss) to net cash
         Used in operating activities:
            Depreciation and amortization                                     3,794                     299
             Changes in operating assets and liabilities:
               Accounts receivable                                           (5,994)                 (1,783)
               Inventories                                                   (4,912)                   (177)
               Other and other current assets                                   326                    (201)
               Accounts payable                                               3,106                   1,078
               Other accrued liabilities                                        934                     312
                                                                             ------                    ----
  Net cash used in operating activities                                      (4,356)                   (413)

 Cash flows from investing activities:
     Additions to property, plant and equipment                                (283)                    (70)
     Payment for acquisitions, net of cash acquired                            (407)                   (238)
                                                                             ------                    -----
   Net cash used in investing activities                                       (690)                   (308)

Cash flows from financing activities:
     Payments of long-term debt                                                 (51)                    (40)
     Increase in working line of credit                                         314                       -
     Proceeds from issuance of stock                                         20,613                     170
                                                                             ------                     ---
  Net cash provided by financing activities                                  20,876                     130
                                                                             ------                     ---

 Effects of exchange rate changes                                                 -                     (5)
                                                                             ------                     ---

Net increase (decrease) in cash and cash equivalents                         15,830                    (596)

Cash and cash equivalents at beginning of period                              1,045                   2,260
                                                                             ------                   -----

Cash and cash equivalents at end of period                                  $16,875                  $1,664
                                                                            =======                  ======
Supplemental disclosure of noncash investing and financing
activities:

     Stock issued for acquisition of Aseco Corporation                      $23,200                       -
     Equipment acquired by capital lease                                          -                      70
     Note payable for acquisition                                                 -                      95

       See notes to unaudited condensed consolidated financial statements

                        MICRO COMPONENT TECHNOLOGY, INC.
                                    FORM 10-Q
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.     INTERIM FINANCIAL STATEMENTS

       The accompanying unaudited condensed consolidated financial statements for the three and nine month periods ended September 30, 2000 and September 25, 1999 have been prepared in accordance with the instructions for SEC Form 10-Q and, accordingly, do not include all disclosures required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.

       Interim unaudited financial results should be read in conjunction with the audited financial statements included in the SEC Transition Report on Form 10-K, for the transition period ended December 31, 1999.

       The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the operating results to be expected for the full year.

2.     STOCKHOLDERS' EQUITY

       On August 21, 2000, we sold 3,000,000 shares of our common stock at a price of $6.50 per share in a public stock offering. The net proceeds from the offering, after deducting the underwriting discounts and offering expenses, was approximately $17.9 million.

       On September 18, 2000, the managing underwriters exercised their over allotment option to purchase 290,000 shares of common stock at the same price to the public and with the same underwriting discount as the public stock offering. We received, in the aggregate, net proceeds of approximately $1.8 million from the exercise of the over allotment option.

3.     EARNINGS PER SHARE

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

                                                       Three months ended                      Nine months ended
                                             -----------------------------------------------------------------------------
                                               September 30,     September 25,       September 30,       September 25,
                  (in thousands)                   2000(1)           1999                2000(1)             1999
                                             -----------------------------------------------------------------------------
       Weighted average common
         shares outstanding                          12,082               7,460              10,765              7,418
       Effect of dilutive stock
         options and warrants                             -                 671                   -                427
                                             --------------------------------------------------------- -------------------
                                                     12,082               8,131              10,765              7,845
                                             =============================================================================

       (1) We reported a loss for the periods indicated. No adjustment was made for the effect of stock options or warrants, which totaled 2,177,550 at September 30, 2000, as the effect was anti-dilutive.

4.     REPORTING OF COMPREHENSIVE NET INCOME OR (LOSS)

       In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS), No. 130 "Reporting Comprehensive Income" which establishes standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. Under this standard, certain revenues, expenses, gains, and losses recognized during the period are included in comprehensive income (loss), regardless of whether they are considered to be results of operations of the period. During the three and nine month periods ended September 30, 2000 and September 25, 1999, total comprehensive income (loss) equaled net income (loss) as reported on the Consolidated Statements of Operations.

5.     ACQUISITION

       On January 31, 2000, we completed the acquisition of Aseco Corporation, a Massachusetts-based manufacturer of singulated handling equipment for the back-end of the semiconductor manufacturing process. The acquisition was structured as a stock-for-stock purchase and Aseco is now a wholly-owned subsidiary of MCT. The purchase price totaled $24.0 million, comprising a total of 2.9 million shares of our common stock issued to former Aseco shareholders or reserved for issuance under existing Aseco stock option agreements valued at $22.5 million and $1.5 million of acquisition-related costs.

       The acquisition was accounted for using the purchase method of accounting. The results of operations of Aseco are included in our consolidated financial statements beginning January 31, 2000. The purchase price has been allocated based on the estimated fair values of net assets acquired at the date of acquisition. The excess of purchase price over net assets acquired, amounting to $9.6 million, has been preliminarily allocated to goodwill, and is being amortized using a straight-line method over the estimated useful life of five years. Other intangible assets, including established workforce, customer list, and core and developed technology, totaling $9.9 million are being amortized using the straight-line method over the estimated useful lives of two to five years. In accordance with generally accepted accounting principles, this initial allocation may be adjusted in future quarters as valuations of certain accounts, including inventory and accrued liabilities are finalized.

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

                                                       Actual     Pro forma                 Pro  forma
                                                      -------     ---------              ----------------
       (in thousands, except per share data)            Three months ended              Nine months ended
                                                       9/30/00      9/25/99             9/30/00   9/25/99
                                                       -------      -------             -------   -------
       Net revenues                                    $16,617     $11,397             $43,939    $28,502
       Net income (loss)                                  (383)     (1,482)             (3,715)   (11,861)
       Net income (loss) per share:
             Basic and diluted                           (0.03)      (0.14)              (0.33)     (1.15)


6.     RECENT ACCOUNTING PRONOUNCEMENTS

       SFAS NO. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" - Issued in June 1998, SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing accounting standards. SFAS No. 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to such derivative. We believe adopting the provisions of SFAS No. 133 will not have a material impact on our financial statements. The standard is effective for us in 2001.

       STAFF ACCOUNTING BULLETIN NO. 101-REVENUE RECOGNITION IN FINANCIAL STATEMENTS (SAB 101) - In December 1999, the Securities and Exchange Commission staff issued SAB 101, which, among other things, establishes the SEC's interpretation that if uncertainty exists about customer acceptance of a product, revenue should not be recognized until acceptance occurs. The implementation date of SAB 101 has been delayed until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. We are currently evaluating, and have not determined the effect, if any, SAB 101 will have on our financial position and results of operations.

                        MICRO COMPONENT TECHNOLOGY, INC.
                                    FORM 10-Q
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

THE FOLLOWING DISCUSSION OF OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ TOGETHER WITH THE OTHER FINANCIAL INFORMATION AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN THIS DOCUMENT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF A VARIETY OF FACTORS, INCLUDING THOSE DISCUSSED IN "RISK FACTORS" AND ELSEWHERE IN THIS DOCUMENT.

OVERVIEW

We supply automation solutions for the global semiconductor test and assembly manufacturing market. Our solutions include automated test handlers, factory automation software and our new integrated Smart Solutions product line. We believe that our products can significantly improve the productivity, yield and throughput of the back-end, or the post-wafer manufacturing process, including assembling, packaging, testing and singulating semiconductor devices.

The demand for our products and services is dependent upon growth in the semiconductor industry and the increasing automation needs of semiconductor manufacturers and independent test and assembly facilities. The semiconductor capital equipment market was in a significant downturn in 1999, that was accompanied by the economic crisis in Asia, where approximately 65% of our products were sold during the six-month transition period ended December 1999. These industry and economic conditions adversely affected our net sales and operating results in 1999. Beginning mid-year calendar 1999, the industry began to stabilize and show signs of a gradual recovery, which has resulted in improved sales and operating results for our fiscal year 2000. No assurance can be made, however, that such improvement will continue to occur.

Beginning in 1999, we broadened our strategy from that of a test handler manufacturer to becoming a provider of comprehensive automation solutions for the back-end of the semiconductor manufacturing process. First, we developed and introduced in February 1999 our TapestryTM strip handler. Tapestry combines strip handling capability with robotics, machine vision technology and critical software, enabling the testing and tracking of semiconductor devices in strip form and the generation of critical process data throughout the test process. Second, in June 1999 we acquired the Infinity Systems division of Fico BV. Infinity Systems has been involved in the development of factory automation software for the semiconductor manufacturing industry. Infinity System's software expertise was integral to the development of our integrated Smart Solutions(TM) product line, introduced in May 2000. Together with a third party tester, our Smart Solutions products including our Tapestry handler enable complete automation of the test, laser mark, mark inspect, singulation, sort and packaging for shipment processes.

ACQUISITION OF ASECO CORPORATION. On January 31, 2000, we completed the acquisition of Aseco Corporation, a Massachusetts-based manufacturer of singulated handling equipment for the back-end of the semiconductor manufacturing process. The acquisition was structured as a stock-for-stock purchase and Aseco is now a wholly-owned subsidiary of MCT. The purchase price totaled $24.0 million, comprising a total of 2.9 million shares of our common stock issued to former Aseco shareholders or reserved for issuance under existing Aseco stock option agreements valued at $22.5 million and $1.5 million of acquisition-related costs.

The acquisition was accounted for using the purchase method of accounting. The results of operations of Aseco are included in our consolidated financial statements beginning January 31, 2000. The purchase price has been allocated based on the estimated fair values of net assets acquired at the date of acquisition. The excess of purchase price over net assets acquired, amounting to $9.6 million, has been preliminarily allocated to goodwill, and is being amortized using a straight-line method over the estimated useful life of five years. Other intangible assets, including established workforce, customer list, and core and developed technology, totaling $9.9 million, are being amortized using the straight line method over the estimated useful lives of two to five years. In accordance with generally accepted accounting principles, this initial allocation may be adjusted in future quarters as valuations of certain accounts, including inventory and accrued liabilities, are finalized.

In each of the three quarters immediately prior to the acquisition, Aseco reported net sales comparable to ours, ranging from $4.7 million to $5.7 million. Aseco's gross margins ranged from approximately 40% to 43%, compared to approximately 51% to 55% for MCT. Selling, general and administrative expenses for Aseco ranged from approximately 29% to 34% of net sales, compared to approximately 37% to 39% for MCT, and research and development expenses ranged from approximately 15% to 18% of net sales, compared to approximately 12% to 15% for MCT.

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

Prior to inclusion of other considerations discussed below, we expect that as we combine our operations with Aseco, our revenue base should approximately double. We believe that we will be able to sustain existing customers of Aseco and will have opportunities for incremental sales through introduction of our products to Aseco customers and vice versa. The termination of Aseco's relationship as a distributor for a foreign manufacturer is expected to allow improvement in gross margins in 2001 as compared to our first nine months of 2000. Our selling, general and administrative expenses are expected to decrease as a percentage of net sales, as we blend the businesses and eliminate redundant costs. Research and development expense increased as a percentage of net sales, as we continued development efforts underway at Aseco at the time of the acquisition, and accelerate some of our development projects. We will also continue to evaluate opportunities for reduction in operating and manufacturing expense through consolidation of duplicate processes of the two companies. Aseco is headquartered in a 61,000 square foot facility in Marlborough, Massachusetts, with approximately 110 employees.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30,2000 AND SEPTEMBER 25,1999

Net sales for the three months ended September 30, 2000, increased $10.9 million or 189.2% to $16.6 million compared to $5.7 million for the three months ended September 25, 1999. Sales of Aseco products accounted for approximately $6.9 million of the net sales increase. Sales of our newer handler products, the MCT 5100 and MCT 7632, Smart Solutions products and automation software combined to contribute approximately $3.4 million of the increase in net sales over the comparable period in the prior year. Due to the inclusion of Aseco sales in the current year period, sales of our newer products, the MCT 5100, MCT 7632, Smart Solutions products and automation software, decreased to approximately 46% of total net sales in the current period compared to approximately 74% in the prior year period.

Gross profit for the third quarter of 2000 increased by $4.6 million to $7.5 million, or 45.2% of net sales, from $2.9 million, or 50.7% of net sales, for the comparable period in the prior year. The decrease in gross margin in the current year period primarily resulted from the inclusion of the lower margin Aseco products, and increased product costs associated with the launch of the new Smart Solutions and MCT 5115 products.

Selling, general and administrative expense in the third quarter of 2000 was $4.1 million, or 24.9% of net sales, compared to $2.1 million, or 36.9% of net sales for the comparable period in 1999. The addition of the Aseco operations accounted for approximately $1.3 million of the increase, with increased direct selling costs related to increased sales revenues contributing $0.2 million of the increase. The remainder primarily related to increased personnel and travel expenses to support the sales growth. The decrease in selling, general and administrative expense as a percentage of net sales in the current year is primarily attributed to the increased sales in the current year period.

Research and development expense for the third quarter of 2000 was $2.5 million, or 15.3% of net sales, compared to $0.7 million, or 11.7% of net sales in the comparable period of the prior year. The acquisition of Aseco accounted for approximately $0.9 million of the increase in the current year. The remainder of the increase, of which $0.4 million was increased personnel and contract labor costs, resulted from increased spending requirements for research and development projects initiated during the current year's quarter. These initiatives resulted in the introduction of several new products in 2000.

Amortization expense totaled $1.2 million, or 7.1% of net sales, during the three months ended September 30, 2000, versus $5,000, or 0.1% of sales in the prior year. The increase is attributed to the intangible assets and goodwill generated by the acquisition of Aseco.

Interest income for the third quarter of 2000 was $115,000 compared to $14,000 in the previous year's quarter. Increase in interest income relates to the excess cash investment generated from issuance of stock. Interest expense totaled $133,000 in the current year's quarter, compared to $3,000 for the comparable period in the prior year. The increase in interest expense is attributed to increased borrowings under the lines of credit during the current year.

Net loss for the quarter ended September 30, 2000 was $0.4 million or $0.03 per share, as compared to a net income of $0.1 million or $0.02 per share in the prior year period.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 25, 1999

Net sales for the nine months ended September 30, 2000, increased $29.4 million or 206.3% to $43.6 million compared to $14.2 million for the comparable period ended September 25, 1999. Sales of Aseco products accounted for approximately $20.7 million of the sales increase. Sales of our newer handler products, the MCT 5100 and MCT 7632, Smart Solutions products and automation software combined to contribute approximately $6.4 million of the increase in net sales over the comparable period in the prior year, with the balance of the increase in net sales derived from sales and refurbishments of our more mature products. Due to the inclusion of Aseco sales for the first time, sales of our newer products, the MCT 5100, MCT 7632, Smart Solutions products and automation software, decreased to approximately 36.3% of total net sales in the current period compared to approximately 66.6% in the prior year period.

Gross profit for the first nine months of 2000 increased by $13.0 million to $20.4 million, or 46.7% of net sales, from $7.4 million, or 51.8% of net sales, for the comparable period in the prior year. The decrease in gross margin in the current year period resulted from the inclusion of the lower margin Aseco products, and increased product costs associated with the launch of the new Smart Solutions and MCT 5115 products.

Selling, general and administrative expense in the first nine months of 2000 was $12.0 million, or 27.5% of net sales, compared to $5.2 million, or 36.9% of net sales for the comparable period in 1999. The addition of the Aseco operations accounted for approximately $4.1 million of the increase, with increased direct selling costs related to increased sales revenues contributing $1.1 million of the increase. The remainder primarily related to increased personnel and travel expenses to support the sales growth. The decrease in selling, general and administrative expense as a percentage of net sales in the current year is primarily due to the increased sales in the current period.

Research and development expense for the first nine months of 2000 was $6.7 million, or 15.3% of net sales, compared to $2.0 million, or 14.4% of net sales in the previous year. The acquisition of Aseco accounted for approximately $2.7 million of the increase in the current year The remainder of the increase, of which $1.5 million was increased personnel and contract labor costs, resulted from increased spending requirements for research and development projects initiated during the current year. These initiatives resulted in the introduction of several new products in 2000.

Amortization expense totaled $3.1 million, or 7.2% of net sales, during the nine months ended September 30, 2000, versus $5,000, or 0.0% of net sales in the prior year. The increase is attributed to the intangible assets and goodwill generated by the acquisition of Aseco.

Interest income for the nine months ended September 30, 2000 was $159,000 compared to $42,000 in the comparable period in the prior year. Increase in interest income relates to the excess cash investment generated from issuance of stock. Interest expense totaled $292,000 in the current year period, compared to $7,000 for the comparable period in the prior year. The increase in interest expense is attributed to increased borrowings under the lines of credit during the current year.

Net loss for the nine months ended September 30, 2000 was $1.6 million or $0.15 per share, as compared to a net income of $59,000, or $0.01 per share in the prior year's period.

LIQUIDITY AND CAPITAL RESOURCES

In August 2000, we sold 3,000,000 shares of our common stock in a public offering, and in September 2000, we sold 290,000 pursuant to the underwriters' over-allotment option. Our proceeds were approximately $19.7 million, net of expenses associated with the offering. We used approximately $3.6 million of the proceeds to repay the outstanding indebtedness under our revolving credit agreement. The remaining balance is being used for general corporate purposes, including working capital.

At September 30, 2000, we had cash and cash equivalents of $16.9 million, compared to $1.0 million at December 31, 1999. The current ratio was 3.2 and working capital totaled $31.7 million at September 30, 2000, compared to 3.1 and $6.4 million, respectively, at December 31, 1999.

We used $4.4 million of cash in operations in the nine months ended September 30, 2000, versus $0.4 million in the comparable period in 1999. Increases in accounts receivable and inventories to support the increased revenues were the primary uses of cash in both periods.

Capital expenditures totaled $0.3 million during the nine months ended September 30, 2000, and $0.1 million in the nine months ended September 25, 1999. Capital purchases in both periods have been primarily for computer equipment. We used $0.4 million of cash during the nine months ended September 30, 2000 primarily for Aseco Corporation acquisition expenses and $0.2 million in the prior year to acquire certain fixed and intangible assets related to the formation of the Infinity Systems Division of the Company.

Cash provided by financing activities of $20.9 million for the nine months ended September 30, 2000, was primarily comprised of cash provided from issuance of common stock. Cash provided by financing activities for the nine months ended September 25, 1999 was $0.1 million.

At September 30, 2000, we maintained two separate secured lines of credit at two separate banks, one for $5.0 million and the other for $3.0 million. Borrowings on the $5.0 million line, which was unused at September 30, 2000, accrue interest at 1.5% over the bank's prime rate, which was 9.5% at September 30, 2000, for a borrowing rate of 11.0%. The amount available for borrowing on the line is calculated as a percentage of our eligible accounts receivable and inventory, excluding Aseco, and amounted to approximately $5.0 million at September 30, 2000. As a result of net loss from amortization of intangible assets related to the acquisition of Aseco, we were in default of certain financial covenants of the line of credit related to quarterly net income at September 30, 2000. The bank has waived noncompliance with these covenants through September 30, 2000. We intend to negotiate new financial covenants on the line of credit. Although we cannot assure you that we will be successful in negotiating such financial covenants, we believe our cash and cash equivalents on hand at September 30, 2000, are sufficient to fund our operating requirements without use of the line of credit through its expiration.

Borrowings on the $3 million line, which totaled $2.1 million at September 30, 2000, accrue interest at 1.5% over the bank's prime rate, which was of 9.5% at September 30, 2000, for a borrowing rate of 11.0%. The amount available for borrowing is calculated as a percentage of eligible accounts receivable and inventory of Aseco, and amounted to $3.0 million at September 30, 2000. As a result of purchase accounting adjustments related to the acquisition of Aseco, we were in default of certain financial covenants of the line of credit related to tangible net worth at September 30, 2000. The bank has waived noncompliance with these covenants through September 30, 2000. We intend to negotiate new financial covenants on the line of credit. Although we cannot assure you that we will be successful in negotiating such financial covenants, we believe our cash and cash equivalents on hand at September 30, 2000, are sufficient to pay off this line and fund our operating requirements through the expiration of this line.

Our anticipated capital needs for the next twelve months are expected to be less than $1.0 million and concentrated in development of additional products and upgrading our management information systems. We believe that cash and cash equivalents on hand at September 30, 2000, anticipated cash from continued operations and funds available through our bank lines of credit are sufficient to finance our continuing operations for at least the next twelve months, but that one or more additional business acquisitions or unforeseen changes in market conditions could cause us to seek additional financing sooner. We believe that we will be able to raise additional capital and/or negotiate an increase to one or both of our bank lines of credit at terms acceptable to us if required, but no assurance can be made that such financing will be available if needed. We may acquire other companies, product lines or technologies that are complementary to our business and our working capital needs may change as a result of such acquisitions.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically had little impact on us. Inflation has not been a significant factor in our operations in any of the periods presented, and it is not expected to affect operations in the future. Our bank lines of credit carry variable interest rates. At September 30, 2000, we had approximately $2.1 million outstanding on our lines of credit, at an interest rate of 11.0%. An increase in the interest rates could expose us to market risk in the event we are continue to borrow under the lines to finance our operations in the future. At September 30, 2000, all of our outstanding long-term debt carries interest at a fixed rate. There is no material market risk relating to our bank lines or long-term debt.

IMPACT OF ACCOUNTING STANDARDS

SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" - Issued in June 1998, SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing accounting standards. SFAS No. 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to such derivative. We believe adopting the provisions of SFAS No. 133 will not have a material impact on our financial statements. The standard is effective for us in 2001.

STAFF ACCOUNTING BULLETIN NO. 101-REVENUE RECOGNITION IN FINANCIAL STATEMENTS (SAB 101) - In December 1999, the Securities and Exchange Commission staff issued SAB 101, which, among other things, establishes the SEC's interpretation that if uncertainty exists about customer acceptance of a product, revenue should not be recognized until acceptance occurs. The implementation date of SAB 101 has been delayed until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. We are currently evaluating, and have not determined the effect, if any, SAB 101 will have on our financial position and results of operations.


RISK FACTORS

Except for the historical information contained herein, certain of the matters discussed in this report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These "forward-looking statements" involve certain risks and uncertainties, including, but not limited to, the following: (1) fluctuations and periodic downturns in the semiconductor market which often have had a disproportionately negative effect on manufacturers of semiconductor capital equipment; (2) rapid changes in technology and in tester and handler products, which we respond to successfully in order for our products to avoid becoming noncompetitive or obsolete; (3) customer acceptance of our new products, including the MCT 5100, MCT 7632, Tapestry handling systems, Smart Sort, Smart Mark and MCT 5115 products in which we have invested significant amounts of inventory; (4) possible loss of any of our key customers, who account for a substantial percentage of our business; (5) the possible adverse impact of competition in markets which are highly competitive; (6) the possible adverse impact of economic or political changes in markets we serve; (7) failure to realize the expected benefits of the MCT and Aseco merger; and, (8) other factors detailed from time to time in our SEC reports, including but not limited to the discussion in the Management's Discussion & Analysis included in the Form S-1 dated August 16, 2000. All forecasts and projections in this report are "forward-looking statements," and are based on our current expectations of our near-term results, based on current information available pertaining to us, including risk factors discussed above. Actual results could differ materially.

                        MICRO COMPONENT TECHNOLOGY, INC.
                                    FORM 10-Q
                           PART II. OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

On January 31, 2000, we completed the acquisition of Aseco Corporation, a Massachusetts-based manufacturer of singulated handling equipment for the back-end of the semiconductor manufacturing process. The acquisition was structured as a stock-for-stock purchase and Aseco is now a wholly-owned subsidiary of MCT. The purchase price totaled $24.0 million, comprising a total of 2.9 million shares of our common stock issued to former Aseco shareholders or reserved for issuance under existing Aseco stock option agreements valued at $22.5 million and $1.5 million of acquisition-related costs.

The acquisition was accounted for using the purchase method of accounting. The results of operations of Aseco are included in our consolidated financial statements beginning January 31, 2000. The purchase price has been allocated based on the estimated fair values of net assets acquired at the date of acquisition. The excess of purchase price over net assets acquired, amounting to $9.6 million, has been preliminarily allocated to goodwill, and is being amortized using a straight-line method over the estimated useful life of five years. Other intangible assets, including established workforce, customer list, and core and developed technology, totaling $9.9 million are being amortized using the straight-line method over the estimated useful lives of two to five years. In accordance with generally accepted accounting principles, this initial allocation may be adjusted in future quarters as valuations of certain accounts, including inventory and accrued liabilities are finalized.


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




                                          Micro Component Technology, Inc.
                                          --------------------------------
                                          Registrant


Dated:  November 14, 2000                 By:   /s/ Roger E. Gower
                                                -------------------------------
                                          Roger E. Gower
                                          President and Chief Executive Officer


                                                                And


Dated:  November 14, 2000                 By:   /s/ Jeffrey S. Mathiesen
                                                -------------------------------
                                          Jeffrey S. Mathiesen
                                          Chief Financial Officer
                                          Chief Accounting Officer

                        MICRO COMPONENT TECHNOLOGY, INC.
                                    FORM 10-Q
                                  EXHIBIT INDEX



Exhibit
Number                                                                 Page


27       Financial Data Schedule                                       19