Form 10-K405
period 2000-12-31
MICRO COMPONENT TECHNOLOGY INC
filed 2001-04-02
CIK 911149

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-22384
MICRO COMPONENT TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-0985960
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2340 West County Road C, St. Paul, Minnesota 55113
(Address of principal executive offices)
Registrant’s telephone number, including area code (651) 697-4000

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
 COMMON STOCK, $.01 PAR VALUE
(Title of Class)

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes        X        No

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          The aggregate market value of the common stock held by non-affiliates of the Registrant on March 1, 2001 (based upon the closing price of those shares on the NASDAQ National Market System) was approximately $33.0 million.

          Number of shares outstanding of the Registrant’s Common stock, as of March 1, 2001, is 13,953,995.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant’s Definitive Proxy Statement for the annual meeting of stockholders (the “Proxy Statement”), and to be filed within 120 days after the Registrant’s fiscal year ended December 31, 2000, are incorporated by reference into Part III.

MICRO COMPONENT TECHNOLOGY, INC.

PART I

This Form 10-K contains certain forward-looking statements.  For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, including those set forth in the section below entitled “Risk Factors.”

ITEM 1.  Business

General

Unless the context otherwise requires, references in this Report on Form 10-K to "MCT", “ We”, “Us”, “Registrant” and the "Company" refer to Micro Component Technology, Inc. and its consolidated subsidiaries. MCT was incorporated in Minnesota on June 20, 1972, was reorganized as a Delaware corporation on June 28, 1983 and reorganized as a Minnesota corporation on November 6, 1996.  MCT has two wholly owned active subsidiaries, Micro Component Technology Asia Pte. Ltd., “MCT Asia”, and Aseco Corporation, “Aseco”, which was acquired January 31, 2000.  Our principal executive offices are located at 2340 West County Road C, St. Paul, Minnesota 55113 and our telephone number at that location is (651) 697-4000.

Our trademarks used in this Form 10-K are:  MCT, Infinity Systems, Aseco, Tapestry, Smart Solutions, SmartMark, SmartSort, SmartTrak, Isocut, Workstation 2000, MCT 2000, MCT 3120, MCT 5115, MCT 5100, MCT 7632, S-170, S-130, MCT 4610, S-200, AV-1000, AI-1000, AL-1000, AS-1000 and RoadRunner.  All other trademarks or trade names referred to in this Form 10-K are the property of their respective owners.

Background

          On October 18, 1993 we completed an initial public offering of 2,200,000 shares of common stock resulting in net proceeds to us of $21.7 million.  Simultaneous with the closing, all series of redeemable preferred stock, Class B non-voting common stock and the outstanding subordinated debentures were exchanged or converted into shares of common stock.

On November 22, 1994, we completed the sale of our 1149 tester product line to Megatest Corporation.  Concurrent with this sale, Megatest purchased 315,789 shares of our non-voting Class A preferred stock.  On November 24, 1997, we converted 315,789 shares of Class A preferred stock to common stock on a one-for-one basis.

On September 25, 1995, we completed the sale of our European subsidiary, Intertrade Scientific, Inc., “ITS”.  We continue to distribute our products in Europe through another distributor.

On June 29, 1999, we acquired certain assets and assumed certain liabilities of the Systems Integration unit of FICO America, Inc., forming the Infinity Systems Division to develop and implement Manufacturing Execution Systems, and factory control systems to customers in the semiconductor industry.

          On January 31, 2000, we completed our acquisition of Aseco Corporation, a Massachusetts based manufacturer of handling equipment.  The acquisition was structured as a stock-for-stock purchase and was accounted for using the purchase method of accounting.  The purchase price totaled $24.0 million, consisting of 2.6 million shares of MCT common stock valued at $22.5 million issued to former Aseco shareholders and $1.5 million of acquisition-related costs.

          On April 11, 2000, our Board of Directors elected to change our fiscal year end to a year ending on December 31, effective December 31, 1999.  Our interim thirteen-week quarters each end on a Saturday.

          On August 16, 2000, we issued 3,000,000 shares of common stock, and on September 18, 2000, we issued 290,000 shares of common stock in a public stock offering.  Proceeds from the offering totaled $19.7 million.

Introduction

          We are a leading supplier of integrated automation solutions for the global semiconductor test and assembly industry.  We offer a complete and comprehensive automation solution for the test, laser mark, mark inspect, singulation, sort, and packaging for shipment portions of the back-end of the semiconductor manufacturing process that significantly improves our customers' productivity, yield and throughput.  Our solutions include our series of integrated Smart Solutions, automated test handlers, factory automation software and integration services.  Our customers include many leading semiconductor companies such as AMD, Analog Devices, National Semiconductor, Lucent Technologies and ST Microelectronics and many of the leading back-end test and assembly companies including Amkor and Acer Testing.  We believe we have one of the world's largest installed bases of handlers used to test semiconductor devices.

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

          Beginning in 1999, we broadened our strategy from that of a test handler manufacturer to one of becoming a provider of comprehensive automation solutions for the back-end of the semiconductor manufacturing process. Consistent with this new strategy, we have recently completed two acquisitions.  Our acquisition of Infinity Systems in June 1999, a company involved in the development of factory automation software, was integral to the development of our integrated Smart Solutions product suite.  In January 2000, we completed our acquisition of Aseco, which provided us with increased machine vision and robotics engineering technology critical to the handling of strips and wafers.

Industry Overview

          The semiconductor device industry has grown tremendously over the last decade. This growth has been driven by traditional semiconductor markets like personal computers and data processing, and more recently by the proliferation of semiconductor devices in telecommunications, wireless communications, and consumer electronics, as well as Internet infrastructure equipment.

          The process of semiconductor manufacturing is one of the most complicated and logistically challenging manufacturing processes in the world.  An advanced semiconductor device can travel approximately ten miles and undergo as many as 500 production steps before completion.  The semiconductor device manufacturing process is traditionally divided into two parts: the front-end, which includes wafer fabrication from bare substrate to finished wafer; and the back-end which includes semiconductor device test, assembly and packaging.  Front-end and back-end manufacturing facilities are expected to run 24 hours a day, 7 days a week to provide the productivity needed to meet the requirements of the market.

          Initially, semiconductor manufacturers concentrated their efforts on improving the more expensive front-end wafer fabrication process.  They improved the front-end by first automating the individual production tools and more recently by integrating the various production tools through factory automation software.  Tool automation was significant because it replaced most human handling of the wafers with robotics, resulting in dramatically increased yields.  Factory automation software is significantly improving productivity, yield and throughput in the front-end by utilizing powerful production scheduling, materials handling and process tool control software.

                    Automation of back-end tools and facilities is severely lagging the front-end.  Only recently have manufacturers begun to seek automation solutions for the back-end production process.  This is because, historically, the cost of back-end assembly and test processes was only a small portion of the total semiconductor device cost and traditional processes were able to provide adequate throughput.  Today the cost of back-end assembly and test per semiconductor device often equals or exceeds the cost per semiconductor device from the front-end facility. We believe that as manufacturers seek to raise the standards of yield, productivity, throughput and cost reduction in the back-end, the growth rate of the newly developing back-end automation market will exceed that of the overall automation market.

Traditional Semiconductor Manufacturing Process

          Semiconductor devices arrive for test in strip or wafer format, with each strip or wafer containing multiple individual devices.  Until recently, most semiconductor manufacturers believed it was necessary to test individual semiconductor devices after they were singulated, or cut from the strip or wafer, because singulation could result in damage or contamination to the semiconductor devices.  However, as semiconductor device and package sizes have shrunk, they have become extremely difficult to handle individually.  For example, manufacturers' chip scale packages, or CSPs, are nearly the same size as the die they package.  Traditional handling tools do not have the flexibility to adequately address the various semiconductor device size and chip-scale packaging technologies demanded by manufacturers.  As a result, handling tools designed for singulated processes have become a bottleneck to throughput.

          Manufacturers are beginning to acknowledge that post-test singulation can be done without damage or contamination.  This understanding permits manufacturers to process, handle, and test multiple devices while still in strip or wafer format.  Strip handling increases process flexibility by permitting the handling and testing of a variety of packages, substrates and semiconductor device sizes. In addition, strip handling significantly increases throughput by reducing the number of process steps and by allowing the tester to test multiple strips and semiconductor devices in parallel.  We believe that as manufacturers seek to increase productivity, yield and throughput, they will adopt strip processing throughout assembly and testing.  Consequently, we believe strip processing technology will be critical to any back-end automation strategy.  This change will require new tools and technologies than those currently in place.

          In implementing broader automation strategies in the back-end, manufacturers face other significant challenges besides the development of strip processing tools.  For example, production tools in the back-end historically have not communicated well with one another, if at all, and the transitions between production steps have not been integrated.  This lack of communication and integration has prevented back-end manufacturers from realizing many of the benefits of factory automation and has prevented the collection of critical process data.

Our Solution

          We seek to provide our customers a comprehensive automation solution for their test and assembly processes. By deploying our products and services, our customers are able to improve their production yields, factory throughput, tool productivity and utilization while reducing product cost.  The key components of our solution are our:

• Tapestry series automated strip handler;
• Smart Solutions integrated product series;
• Infinity System factory automation software and integration services; and
• Complete line of traditional test handlers for singulated processes.

Our solution provides the following benefits to our customers:

Flexibility to address new form factors, including wafers and strips.  We believe that our Tapestry handler is one of the first handlers capable of processing semiconductor devices in strip or wafer formats.  Tapestry provides increased flexibility, permitting the handling and testing of a variety of packages, substrates and semiconductor device sizes.  Depending on the application, we believe that our Tapestry handler's throughput capability is three to ten times greater than existing singulated handling options available today.

Ability to collect critical process data.  Our Smart Solutions products utilize our factory automation software to provide both the hardware and software necessary to accurately track important yield events in the test and assembly portion of the back-end process.  We use state-of-the-art machine vision technology to accurately track all semiconductor devices as they travel through the test and assembly processes.  This technology is not only critical to the precise positioning of strips, but also enables our software to generate critical process data. This information, together with yield information obtained in the assembly process and the front-end facility, can provide real-time data on the entire semiconductor manufacturing process for each wafer, giving manufacturers the information they need to improve their processes and increase their yields.

Deployment of integrated, comprehensive solutions.  Our suite of automation tools, software products and services addresses the varied automation needs of individual back-end manufacturing facilities.  Our factory automation software has the ability to integrate production tools from various manufacturers into one total solution.  This allows our customers to fulfill a significant portion of their test and assembly automation needs through a single supplier, thereby simplifying training, maintenance, capacity expansion and supplier accountability.

Worldwide service and support engineering.  We provide worldwide service and support engineering to our customers as part of the purchase of all of our products, which includes comprehensive installation support. As our products have expanded to offer greater functionality, we have provided application engineering support so that our customers can take advantage of these advances to improve their processes.

          Strategy

          Our objective is to be the leading supplier for the newly developing market of automated solutions for the semiconductor test and assembly market.  Key elements of our strategy include:

Providing comprehensive automated solutions.  Today, we provide automation solutions for the test and assembly portion of the semiconductor manufacturing process, including test, laser mark, mark inspect, singulation, sort, and packaging for shipment.  In addition, we are expanding our automation solutions to include integration solutions compatible with products from a greater number of other equipment manufacturers.  We intend to enhance the software component of our automation solutions by adding data analysis and report generating capabilities to increase our customer's ability to improve their manufacturing process.  In the future we plan to expand the Smart Solution suite of products to handle other processes within the semiconductor test and assembly area.

Capitalizing on emerging chip scale packaging, or CSP, process development.  Our Smart Solutions and Tapestry products already meet initial chip scale package process requirements through strip handling.  However, the vast number of new chip scale packages recently introduced has imposed additional requirements on semiconductor test and assembly processes. As a leader in providing automation solutions that address chip scale packaging technologies, we are actively evaluating opportunities and beginning development of next-generation handling and automation solutions for advanced semiconductor device packaging.

Strengthening key customer relationships.  Our customers include many of the world's leading providers of semiconductor devices as well as major third-party test and assembly companies.  We expect that our customers will look to us to help resolve their process as well as automation problems throughout the back-end.  We plan to capitalize on our position as a solutions provider by expanding our application engineering team.  As we solve our customers' diverse needs, we will deepen our present customer relationships and also build our knowledge base so that we can develop similar relationships with others in the semiconductor manufacturing industry.

Leveraging our strong sales and service capability.  We predominantly sell our products through our direct sales force and have established sales and service offices in the world's major centers of semiconductor manufacturing.  We expect to utilize our existing service offices to expand and continually train our sales force to support our new Smart Solutions suite of products.  Also, we plan to expand both service and field application personnel for the Smart Solution products.  We are placing software engineers in several Asian locations to directly support Infinity Systems' pursuit of factory automation software sales.

Continuing to develop and support existing singulated test handling solutions and products.  We believe that we have one of the largest installed bases of traditional test handlers in the world.  We intend to support our customers who use singulated test handling with new product introductions for specialty applications.  In addition, we are developing new modules for our singulated handlers to provide additional back-end processes such as mark and tape and reel.

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

Automation Product Category	Product Name	Introduced	Applications

Smart Solutions	Tapestry	February 1999	A next generation handling system for semiconductor devices that are in strip or wafer package formats.
	Isocut	May 2000	Automated system to partially singulate chip scale packages in strip format, electrically isolating the semiconductor devices to accommodate test.
	SmartMark	May 2000	An automated high speed laser marker for integration with strip handling.
	SmartSort	May 2000	A high speed sorter for offloading chip scale packages including a post-test singulation function.
	SmartTrak	May 2000	Software management system providing a map with information about each semiconductor device in the strip.
	Input/Output Module (Slotted)	February 1999	Automatic loading and unloading module of strips contained in a slotted magazine assembly.
	Input/Output Module (Stacked)	May 2000	Automated loading and unloading of strips contained in a stacked magazine assembly.
Automation Software	Infinity Systems Software Solutions	Acquired in June 1999	Manufacturing software control systems for semiconductor assembly and test plants including equipment integration through overall factory and corporate information systems integration.

                    Smart Solutions.  Our Smart Solutions product family was introduced to meet the anticipated evolution of back-end manufacturing from singulated handling to strip processing through the final stages of assembly and electrical test.  Additionally, our Smart Solutions products are designed with electronic strip mapping capability as a cornerstone.  As high-density semiconductor strips with tiny chip scale packages become the standard, electronic strip mapping addresses the problem of manually tracking individual semiconductor devices within the strip.  The new Smart Solutions systems provide customers enhanced performance in either stand-alone or integrated assembly lines.  The current average selling price for Smart Solutions products vary from $300,000 for a single module to approximately $1.5 million for a system that includes all of the components.

          Tapestry, our strip handling system introduced in February 1999, is the flagship of the Smart Solution product family.  Tapestry is a versatile, high volume, parallel test handling and thermal conditioning system for semiconductor devices that are in strip format.  Thermal conditioning is required to ensure that a semiconductor device can operate normally in a wide range of temperatures.  Tapestry can condition devices at temperatures ranging from –40 degrees centigrade to +130 degrees centigrade.  The system is capable of handling fine pitch chip scale packages as well as traditional leaded semiconductor devices in strip format.  Using standard industry interfaces, the system is designed to function as a stand-alone system, or can be integrated into an in-line process with our other Smart Solution products or equipment of other manufacturers.  In addition, we offer a wafer handling version of Tapestry capable of handling larger profile packages including complete wafers and glass substrates.

          SmartSort, our new high-speed intelligent sorting system, allows customers to sort devices from a strip according to the electronic strip map and place semiconductor devices in containers for shipment to customers.  This new capability is especially critical for small semiconductor devices such as chip scale packages due to their size and difficulty in handling.  SmartSort utilizes an innovative multi-site device picking approach, which provides increased throughput advantages as compared to existing sorting methods.  Off-load options for SmartSort include bulk, tray, tube or tape.  Other options include vision inspection and wash and dry.

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

          Automation Software Division.  Infinity Systems Software Solutions provides highly sophisticated systems integration services to the semiconductor test and assembly industry.  Infinity Systems’ solutions assist customers in creating either new manufacturing environments or implementing new methods and control systems in existing ones.  These installations allow previously isolated stand-alone equipment to exchange information with other equipment and provide for remote monitoring and control of these systems.  Our engineering experience, efficient software development process, strong project management and our understanding of semiconductor handling systems allow us to assist customers in specifying equipment behavior and software interfaces as a proactive component of the design and procurement process.

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

* Products of Aseco which we acquired on January 31, 2000.

          Our pick-and-place handling products can accommodate a large variety of package types.  An example is our 7632 handler which transfers semiconductor devices from carriers, moves them to the test site and then moves them to the appropriate bin after testing.  It can test from 1 to 32 semiconductor devices in parallel at temperatures ranging from –60 degrees centigrade to +160 degrees centigrade.  Our 7632 handler is capable of loading and unloading semiconductor devices from carriers while testing without interrupting system operation.  It is controlled by high-speed computers that monitor all functions of the handler and are capable of producing reports describing test efficiency, handler uptime, test yield, operator identification, lot statistics and other customer defined data.

          Our gravity-feed handling products are designed for test handling of surface mount semiconductor devices that are transported in bulk or in plastic tubes.  Our handlers rely on gravity to move untested semiconductor devices from the top of the handler, where the temperature of the semiconductor device is modified to temperatures ranging from –55 degrees centigrade to +155 degrees centigrade, depending on the handler, to the test site and then to the output bins based on the quality of the semiconductor device.

          Our 5100 gravity feed handler is capable of testing one or two devices in parallel with throughput of up to 14,400 devices per hour with an index time of only 0.5 seconds.  It can be configured to handle a variety of devices with several different kits for varying customer requirements.  We began shipping 5100 handlers in 1997 and it represented a significant portion of our equipment sales in 2000, the six-month transition period ended December 31, 1999, and fiscal 1999 and 1998.

          Our 5115 integrated gravity-feed handling solution is targeted at new chip scale packages.  The 5115 features the same proven gravity-feed and pick and place technologies used on our 5100 handler and adds integrated capabilities for laser mark, tape and reel output, final visual inspection, and a bowl feed input option. The system offers a system throughput of over 8,000 units per hour in dual site mode, assuming no test. The system’s unique plunge-to-board capability allows the devices to be placed directly onto a tester load board or plunged into a socket designed specifically for high performance radio frequency device performance testing.

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

          Other handler, tester products and services.  We provide service and spare parts for all of our current and many of our discontinued products. We have also done significant business in refurbishing a semiconductor device tester that is still widely used but that was last manufactured by us in 1993.

Research and Development

          As an important element of our business strategy, we work closely with our customers to develop new products and enhancements of existing products to meet the evolving needs of the test and assembly market, particularly with respect to emerging semiconductor devices, while striving to provide the lowest cost of test.  These efforts, historically focused on test handler products, have resulted in the successful introduction of three new product platforms, the MCT5100, MCT7632 and Tapestry handling systems, from fiscal 1997 through fiscal 1999.  In May 2000, we launched our SmartSort and SmartMark products, which are aimed at the automation of a number of the back-end processes and expand our capabilities beyond the core test handler markets.  These new products together contributed approximately 70% of product shipments in the year ended December 31, 2000, excluding Aseco products, and approximately 37% of shipments inclusive of Aseco products.

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

          Our research and development expenses were $9.3 million in the year ended December 31, 2000, $1.5 million in the six-month transition period ended December 31, 1999,  $2.8 million in fiscal 1999 and $3.7 million in fiscal 1998.  Our combined resources totaled 94 employees and contractors in research and development, or approximately 31% of our entire workforce, at December 31, 2000.

Customers

          Our customers include many of the leading manufacturers of semiconductor devices, as well as test and assembly companies in the United States, Europe and Asia.  In recent years, our significant customers have shifted from the major semiconductor manufacturers to test and assembly companies, corresponding to the increased utilization of test and assembly companies by the major semiconductor manufacturers.  Amkor Technology, Inc. accounted for 14% of our net sales in the year ended December 31, 2000 and 27% of our net sales in fiscal 1999.  In the six-month transition period ended December 31, 1999, Lingsen Precision Industries, Ltd., accounted for 19% of our net sales.  In fiscal 1998, no single customer accounted for more than 10% of our net sales.  The acquisition of Aseco expanded our customer base and introduced us to several new customers.  One of Aseco's largest customers, Analog Devices, Inc., accounted for 13% of Aseco's net sales in fiscal year 1999, and 23% in fiscal 1998. Motorola, Inc. accounted for 13% of its net sales in fiscal 1999 and Maxim Integrated Products, Inc. accounted for 16% of Aseco's net sales in fiscal 1998.

          Our customers tend to limit the number of qualified equipment vendors they purchase from, to gain the efficiencies of standardization across their production process.  We therefore expend substantial efforts to maintain our relationships with our existing major customers to increase the likelihood that they will continue to select our products for their future generations of semiconductor devices.  However, when a customer develops a new type of semiconductor device or the customer changes the size or package for a semiconductor device, the customer is more willing to consider purchasing test handling equipment and other automation equipment from a new source.

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

          We established a presence in Asia more than 20 years ago, where we operate through our subsidiaries with offices in Singapore and Penang, Malaysia.  To supplement the region's sales and service coverage, we use sales representative companies and distributors in the Philippines, Korea, Taiwan and China.  We have stationed service engineers in Singapore, Malaysia, Thailand and the Philippines for rapid response to customer needs in Asia. Through our foreign subsidiaries' distributors and sales representatives, we maintain customer support centers in 26 locations in the United States, Asia and Europe, with over 25 direct employees.

Manufacturing and Suppliers

          Our principal manufacturing operations consist of final assembly, system integration and testing at our facilities in St. Paul, Minnesota, and Marlborough, Massachusetts.  We combine proprietary software and components developed in our facilities with components and subassemblies obtained from outside suppliers.  We out-source the manufacture of most of our components to a number of different suppliers.  We obtain certain components and subassemblies necessary for the manufacture of our systems from a sole supplier or limited group of suppliers.  We do not maintain any long-term supply agreements with any of our key suppliers.  We maintain our own machine shops at each manufacturing facility for handling special materials and product development.

Competition

          The semiconductor device testing and assembly equipment industry is highly competitive, and the market for our automation products and services is expected to become more competitive.  We face substantial competition throughout the world primarily from manufacturers in the United States and Japan.  The only company that we are aware of that currently offers a production grade strip handling solution comparable to our Tapestry product is Fico BV, whose product was introduced in approximately 1995.  Fico's product line currently is used only for leaded semiconductor devices.  However, we are aware that other companies are developing strip handling solutions, some have shipped beta versions to customers, and expect other companies will offer automation systems for the back-end when strip testing technology becomes more accepted.  Our primary competitors in the traditional handler market are Advantest Corporation, Aetrium Incorporated, Cohu, Inc., Kuwano Electrical Instruments Co., Ltd., Multitest Electronics Systems GmbH, Rasco AG and Tesec Corporation. Many of these competitors are considerably larger and have considerably greater financial resources than we do.

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

Intellectual Property Rights

          We attempt to protect the proprietary aspects of our products with patents, trademarks and copyrights, as well as contractual and other trade secret protection strategies.  We have 9 patents issued and active, 4 patent applications pending in the U.S., and 2 patent applications pending in Germany and South Korea.

          We have developed and are using a number of trademarks, slogans and other commercial symbols to advertise and sell our products.  We own one federally registered trademark, and have a number of trademark applications pending in the U.S. Patent and Trademark Office.  Our proprietary computer programs are protected under federal copyright law as unpublished original works.  We also maintain the secrecy of our software source codes through licensing and other restrictions.

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

          The intellectual property position of any manufacturer, including us, is subject to uncertainties and may involve complex legal and factual issues.  Allowed claims for our existing or future patents issued may be challenged, invalidated or circumvented, and any rights granted by those patents may not provide us with adequate protection.  Additionally, it may be possible for competitors or customers to copy aspects of our products or to obtain information that we may regard as a trade secret.  Litigation may be necessary in the future to enforce our patents and other intellectual property rights or to defend us against claims of infringement.

Backlog

          At December 31, 2000 our backlog of unfilled orders was $10.6 million, compared with $4.0 million at December 31, 1999, which was prior to the acquisition of Aseco.  A significant portion of the backlog at December 31, 2000 is expected to be shipped in the next two quarters.  Since a large majority of the shipments made in a given quarter are usually made during the latter part of the quarter, and since a significant portion of shipments in a given quarter are booked during that same quarter, backlog as of a date in the middle of the quarter will typically be greater than backlog at quarter end.  We include in backlog only those orders to which a purchase order number has been assigned by the customer and for which a delivery schedule has been specified.  All orders are subject to cancellation by the customer with limited charges.  Our backlog at a particular date is not necessarily indicative of actual sales for that or any succeeding period and does not reflect the effects of SAB 101 discussed elsewhere herein.

Employees

          At December 31, 2000, we had a total of 292 employees plus 7 contract personnel, in the following areas: 105 in manufacturing, 94 in engineering and research and development, 69 in sales, marketing, application engineering and service, and 31 in administration.  Our workforce declined approximately 8% in the first quarter of 2001 due to reductions as a result of a downturn in the semiconductor capital equipment market.  Many of our employees are highly skilled, and we believe our future success will depend in large part on our ability to attract and retain similar employees.  None of our employees are covered by a collective bargaining agreement, and we have experienced no work stoppages.  We consider our relationship with our employees to be good.

Seasonality in Quarterly Operating Results

          During each quarter, we customarily sell a relatively small number of systems that carry a high average selling price.  Although we believe our sales are not seasonal in nature, a small change in the number of products ordered and/or shipped and accepted in a quarter can have a significant impact on results of operations for that particular quarter.  Moreover, production difficulties could delay shipments.  Accordingly, our operating results may vary significantly from quarter to quarter and could be adversely affected for a particular quarter if shipments and customer acceptances for that quarter were lower than anticipated.  Our quarterly operating results may also be affected by, among other factors, the timing of new product introductions, fluctuations in the semiconductor market and the actions of competitors.

Financial Information about Foreign and Domestic Operations and Export Sales

          We operate in three geographic areas.  Summarized data for our operations are included in Note 11 of Notes to Consolidated Financial Statements, included elsewhere herein.

ITEM 2.  Properties

          We occupy approximately 69,000 square feet of leased space in St. Paul, Minnesota, for our principal executive offices, research and development and manufacturing activities.  In May 2000, we notified our landlord of our intent to exercise our one-time option to lease the remaining additional 11,000 square feet within the same building, beginning twelve to twenty-four months later, at a date to be mutually determined.  This lease expires in 2006.   We also utilize approximately 61,000 square feet of space in Marlborough, Massachusetts, for research and development and manufacturing activities, under a lease that expires in 2003.  In February 2001, we announced our plans to transfer manufacturing operations from our Marlborough facility to our St. Paul facility.  As a result, we expect to substantially reduce the square feet utilized in Marlborough during 2001.  We operate our Infinity Systems division out of approximately 10,000 square feet of leased space in Tempe, Arizona, for software and automation systems development.  This lease expires in 2003.  We believe that our current and committed facilities are adequate to support our growth for at least the next twelve months.

ITEM 3.  Legal Proceedings

          There are no material pending legal, governmental, administrative or other proceedings to which we are a party.

ITEM 4.  Submission of Matters to a Vote of Security Holders

          There were no matters submitted to a vote of security holders during the quarter ended December 31, 2000.

PART II

ITEM 5.  Market for Registrant’s Common Stock and Related Stockholder Matters

          Our common stock is traded on the NASDAQ National Market under the symbol MCTI.  The following table sets forth, for the periods indicated, the high and low closing sale prices per share of our common stock, as reported by the NASDAQ National Market.

	High	Low
Fiscal Year ended December 31, 2000
First Quarter	$12.63	$4.75
Second Quarter	9.94	4.63
Third Quarter	9.38	6.50
Fourth Quarter	7.88	2.19
Six-Month Transition Period Ended December 31, 1999
First Quarter	$5.56	$2.13
Second Quarter	5.06	3.25
Fiscal Year ended June 26, 1999
First Quarter	$1.06	$0.50
Second Quarter	1.88	0.44
Third Quarter	2.69	1.31
Fourth Quarter	2.59	1.84

          The approximate number of holders of record of the common stock as of December 31, 2000 was 248.

          We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future.  We currently intend to retain future earnings to fund the development and growth of our business.  Our bank line of credit prohibits the payment of cash dividends without the bank’s consent.

ITEM 6.  Selected Financial Data

SELECTED CONSOLIDATED  FINANCIAL DATA

		Twelve
	Year	Months	Six Months
	Ended	Ended	Ended		Fiscal Years Ended
	Dec. 31	Dec. 31	Dec. 31	Dec. 31	June 26	June 27	June 28	June 26
	2000(1)	1999	1999	1998	1999	1998(2)	1997	1996(3)(4)
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$49,902	$19,839	$11,356	$6,688	$15,171	$16,975	$16,129	$22,318
Cost of sales	30,884	9,485	5,452	3,506	7,539	9,595	6,910	9,319
Gross profit	19,018	10,354	5,904	3,182	7,632	7,380	9,219	12,999
Operating expenses:
Selling, general and administrative	16,177	7,423	4,296	3,152	6,279	7,871	7,121	7,933
Research and development	9,271	2,864	1,496	1,432	2,800	3,711	3,934	4,260
Amortization of intangible assets	4,308	10	10	-	-	-	-	-
Write-down of impaired intangible assets	3,405	-	-	-	-	-	-	-
Income (loss) from operations	(14,143)	57	102	(1,402)	(1,447)	(4,202)	(1,836)	2,330
Other income (expense)	(46)	(7)	19	7	(19)	323	273	246
Income (loss) before income taxes	(14,189)	50	121	(1,395)	(1,466)	(3,879)	(1,563)	2,576
Income tax provision	-	-	-	-	-	-	-	8
Net income (loss) before cumulative adjustments	(14,189)	50	121	(1,395)	(1,466)	(3,879)	(1,563)	3,220
Cumulative adjustment	(1,264)	-	-	-	-	-	-	-
Net income (loss)	$(15,453)	$50	$121	$(1,395)	$(1,466)	$(3,879)	$(1,563)	$3,220
Basic earnings (loss) per share:
Continuing operations	$(1.23)	$0.01	$0.02	$(0.19)	$(0.20)	$(0.54)	$(0.22)	$0.49
Cumulative adjustment	(0.11)	-	-	-	-	-	-	-
Net income (loss)	$(1.34)	$0.01	$0.02	$(0.19)	$(0.20)	$(0.54)	$(0.22)	$0.49

Diluted earnings (loss) per share:
Continuing operations	$(1.23)	$0.01	$0.02	$(0.19)	$(0.20)	$(0.54)	$(0.22)	$0.49
Cumulative adjustment	(0.11)	-	-	-	-	-	-	-
Net income (loss)	$(1.34)	$0.01	$0.02	$(0.19)	$(0.20)	$(0.54)	$(0.22)	$0.49

Proforma net income (loss) (5)	$-	$(462)	$(563)	$(1,309)	$(1,316)	$(4,002)	$(1,739)	$2,789
Profroma net income (loss) per share:
Basic	$-	$(0.06)	$(0.08)	$(0.18)	$(0.18)	$(0.55)	$(0.25)	$0.43
Diluted	$-	$(0.06)	$(0.08)	$(0.18)	$(0.18)	$(0.55)	$(0.25)	$0.38
Weighted average shares outstanding
Basic	11,531	7,435	7,474	7,394	7,396	7,248	7,030	6,513
Diluted	11,531	7,682	8,144	7,394	7,396	7,248	7,030	7,246

Selected Balance Sheet Data:
Cash and cash equivalents	$12,047	$1,045	$1,045	$2,260	$1,927	$2,532	$5,360	$7,793
Working capital	22,347	6,386	6,386	6,199	6,265	7,385	11,008	12,638
Total assets	51,023	10,304	10,324	9,103	9,900	11,226	15,792	16,980
Long-term debt	37	70	70	58	33	83	133	183
Redeemable convertible preferred stock	-	-	-	-	-	-	1,500	1,500

Total stockholders’ equity	$35,592	$7,256	$7,256	$7,005	$6,952	$8,400	$12,219	$13,709

(1)	Includes charges totaling $4.0 million to cost of sales, adjusting inventories to lower of cost or market
(2)	Includes charges totaling $2.3 million, comprised of $2.0 million charged to cost of sales, adjusting inventory to lower of cost or market, and $0.3 million related primarily to cost reduction actions and operational adjustments related to the depressed semiconductor capital equipment market.

(3)	Includes $1.5 million gain on the resolution of the escrow fund created from the sale of the 1149 tester product line.
(4)	In fiscal 1995, we initiated a formal plan to sell our European subsidiary. A provision for the loss on the sale of approximately $3.0 million was recorded in the results of operations for the year ended June 24, 1995. The net assets of this discontinued operation on the June 24, 1995 balance sheet totaled $1.0 million. As a result of the final sales agreement, we realized a net gain of $0.7 million on the sale, which was completed in fiscal 1996.

(5)	Proforma amounts reflect the impact of the adoption of SAB 101, which is discussed in Note 2 in Notes to Consolidated Financial Statements, contained elsewhere herein.

ITEM 7.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

          The following discussion of our results of operations and financial condition should be read together with the other financial information and consolidated financial statements included in this document.  This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors, including those discussed in “Risk Factors” and elsewhere in this document.

          In April 2000, we changed our fiscal year to December 31, effective December 31, 1999, resulting in a six-month transition period ended December 31, 1999.  Our year ended December 31, 2000 reflects our first full year of activity as a calendar year end entity. Our 1999 fiscal year ended on June 26, 1999, the last Saturday in June.  This change resulted in a twenty-seven week reporting period ended December 31, 1999, which is one week longer than the comparable reporting period for the six-month period ended December 28, 1998.  Because we were closed during the week ended December 31, 1999, we believe the additional week in 1999 did not have a significant impact on the results for the period or compared to the comparable period in the prior year.

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

          The demand for our products and services is dependent upon growth in the semiconductor industry and the increasing automation needs of semiconductor manufacturers and independent test and assembly facilities.  The semiconductor capital equipment market went into a significant downturn that began in the fall of 1997 and intensified throughout 1998 and into 1999.  The downturn was accompanied by the economic crisis in Asia, where approximately 60% to 65% of our products were sold during fiscal year 1999 and the six-month transition period ended December 1999.  These industry and economic conditions adversely affected our net sales and operating results in fiscal 1998 and 1999.  Beginning mid-year calendar 1999, the industry began to stabilize and show signs of a gradual recovery.  This recovery continued into mid-2000, favorably impacting our net sales and operating results through the first three quarters of 2000.  In the fourth quarter of 2000, the industry went into a sharp downturn, resulting in a significant adverse impact on our fourth quarter and annual results for 2000.  As a result of this downturn, we also recorded a $4.0 million charge to cost of sales by adjusting our inventory to lower of cost or market and a $3.4 million charge to operations as a result of impaired intangible assets and goodwill.  The downturn continued to intensify during the first quarter of 2001, requiring us to take actions to consolidate our manufacturing operations and reduce costs through reductions in headcount and other cost control measures in the first quarter of 2001.  We may be required to take further cost control actions in 2001 if the downturn continues to intensify or is prolonged.  The downturn is expected to have a significant adverse impact on our net sales, operating results and cash position in 2001.

          Beginning in 1999 and continuing into 2000, we broadened our strategy from that of a test handler manufacturer to becoming a provider of comprehensive automation solutions for the back-end of the semiconductor manufacturing process.  First, we developed and introduced in February 1999 our Tapestry strip handler.  Tapestry combines strip handling capability with robotics, machine vision technology and critical software, enabling the testing and tracking of semiconductor devices in strip form and the generation of critical process data throughout the test process.  Second, in June 1999 we acquired the Infinity Systems division of FICO.  Infinity Systems has been involved in the development of factory automation software for the semiconductor manufacturing industry.  Infinity System’s software expertise was integral to the development of our integrated Smart Solutions product line, introduced in May 2000.  Together with a third party tester, our Smart Solutions products including our Tapestry handler enable complete automation of the test, laser mark, mark inspect, singulation, sort-and-tape and reel processes.

          Acquisition of Aseco Corporation.  On January 31, 2000, we completed the acquisition of Aseco Corporation, a Massachusetts-based manufacturer of singulated handling equipment for the back-end of the semiconductor manufacturing process.  The acquisition was structured as a stock-for-stock purchase and Aseco is now a wholly-owned subsidiary of MCT.  The purchase price totaled $24.0 million, consisting of 2.6 million shares of ourcommon stock valued at $22.5 million issued to former Aseco shareholders and $1.5 million of acquisition-related costs.

          The acquisition was accounted for using the purchase method of accounting.  The results of operations of Aseco are included in our consolidated financial statements beginning January 31, 2000.  The purchase price has been allocated based on the estimated fair values of net assets acquired at the date of acquisition.  The excess of purchase price over net assets acquired, amounting to $9.7 million, was allocated to goodwill, and is being amortized using a straight-line method over the estimated useful life of five years.  Other intangible assets, including established workforce, customer list, and core and developed technology, totaling $9.9 million, are being amortized using the straight-line method over the estimated useful lives of two to five years.  As a result of the industry downturn in the fourth quarter of 2000, we reduced the carrying values of goodwill by $2.5 million and intangible assets by $0.9 million, due to impairment of these assets.

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

          In Aseco’s fiscal year ended March 28, 1999, Aseco reported net sales of $19.2 million and a net loss of $13.7 million.  The net loss included $2.2 million in charges related to the closing of its operations based in England and the discontinuation of several mature product models, a $5.0 million write-down of inventory to lower of cost or market and approximately $1.2 million of various restructuring related charges. In Aseco’s fiscal year ended March 29, 1998, Aseco reported net sales of $44.2 million and a net loss of $8.1 million.   The net loss included a $1.8 million inventory valuation charge, $6.1 million of acquired in-process research and development costs, a $1.0 million write-down of goodwill and intangible assets and approximately $0.5 million related to employee layoffs.

Results of Operations

          The following table sets forth, for the periods indicated, certain items in our statements of operations as a percentage of net sales:

		Twelve Months Ended
	Year Ended		Six Months		Fiscal Years
			Ended		Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 26,	June 26,	June 27,
	2000	1999	1999	1998	1999	1998
Net Sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.9	47.8	48.0	52.4	49.7	56.5
Gross profit	38.1	52.2	52.0	47.6	50.3	43.5
Operating expenses:
Selling, general and administrative	32.4	37.4	37.9	47.1	41.4	46.4
Research and development	18.6	14.4	13.2	21.4	18.4	21.9
Amortization of intangible assets	8.6	0.1	-	-	-	-
Write-down of impaired intangible assets	6.8	-	-	-	-	-
Total operating expenses	66.4	51.9	51.1	68.6	59.8	68.3
Income (loss) from operations	(28.3)	0.3	0.9	(21.0)	(9.5)	(24.8)
Other income (expense), net	(0.1)	-	0.2	0.1	(0.2)	1.9
Cumulative effect of change in accounting principle	(2.6)	-	-	-	-	-
Net income (loss)	(31.0)%	0.3%	1.1%	(20.9)%	(9.7)%	(22.9)%

Year Ended December 31, 2000 and Twelve Months Ended December 31, 1999

          Net Sales.  Net sales for the year ended December 31, 2000 increased $30.1 million or 152% to $49.9 million, compared to net sales of $19.8 million for the prior year. Net shipments increased $36.1 million in 2000 to $55.9 million, or an increase of 182% over the prior year.  Shipments of Aseco products contributed $26.0 million of the increase in shipments in 2000 from the prior year.  Shipments of our newer handler products, the MCT 5100, MCT 7632 and Tapestry handling system, as well as our Smart Solutions automation products and automation software combined to contribute $7.6 million of the increase in shipments over the prior year.  Due to the inclusion of Aseco products for the first time, shipments of these products represented approximately 37% of total shipments in 2000 compared to approximately 66% in the same period last year.  The remaining increase in net sales was derived from increased shipments and refurbishment of our more mature products.

          As detailed in Note 11 in Notes to Consolidated Financial Statements, net sales to Asia comprised approximately 53% of our net sales for the year ended December 31, 2000.  Sales to customers in the United States represented approximately 44% and net sales to customers in Europe represented approximately 3% for year ended December 31, 2000.

          Gross Profit.  Gross profit increased $8.6 million in 2000 to $19.0 million or 38.1% of net sales from $10.4 million or 52.2% of net sales in the prior year.  The decrease in gross margin, in the current year, resulted primarily from inclusion of the lower margin Aseco products, a shift in product mix to the newer automation products with higher production ramp costs, and a $4.0 million charge for the write-down of inventory to market value, due to obsolescence and excess inventory on hand.

          Selling, General and Administrative Expense.  Selling, general and administrative expense in 2000 was $16.2 million, or 32.4% of net sales compared to $7.4 million, or 37.4% of net sales in the prior year.  The addition of the Aseco operations accounted for approximately $5.5 million of the increase, with increased direct selling costs related to increased sales revenues contributing $0.9 million of the increase.  The remainder primarily related to increased personnel, travel and promotion costs to support the sales growth.  The decrease in selling, general and administrative expense as a percentage of net sales in the current year is primarily due to the increased net sales in the current year period.

          Research and Development Expense.  Research and development expense in 2000 was $9.3 million, or 18.6% of net sales compared to $2.9 million, or 14.4% of net sales in 1999.  The acquisition of Aseco accounted for approximately $3.6 million of the increase in the current year.  The remainder of the increase, of which $1.0 million was increased personnel and contract labor costs, resulted from increased spending requirements for research and development projects initiated during the current year.  These initiatives resulted in the introductions of several new products in 2000.

          Amortization of Intangible Assets.   Amortization expense totaled $4.3 million, or 8.6% of net sales for the year ended December 31, 2000, versus $10,000 in the prior year, and is attributable to the intangible assets and goodwill generated by our acquisitions.

          Write-down of Impaired Intangible Assets.  As a result of the significant semiconductor industry downturn, which began in the fourth quarter of 2000, we reduced the carrying value certain intangible assets by $0.9 million and goodwill by $2.5 million.  This write-down was recorded in the fourth quarter of 2000.

          Other Income (Expense).  Interest income in 2000 was $356,000 compared to $28,000 in the prior year.  This increase resulted from the investment in interest-bearing cash and cash equivalents of the net proceeds of our public offering in 2000. Interest expense totaled $330,000 in 2000 compared to $5,000, in the prior year.  The increase in interest expense in 2000 is attributable to increased borrowings under the lines of credit during the current year, primarily to fund working capital requirements for growth.

          Income Tax Provision.  During both 2000 and 1999, we incurred minimal tax liabilities.  We have recorded valuation allowances against all benefits associated with net operating loss carry forwards due to uncertainty regarding their ultimate utilization.

          Cumulative Effect of Change In Accounting Principle.  As a result of the adoption of SAB 101 in the fourth quarter of 2000, and pursuant to APB No. 20, Accounting Changes, we recognized the cumulative effect of retroactive application of SAB 101, resulting in a charge to income of $1.3 million in 2000.

          Net Income (Loss).  Net loss for the year ended December 31, 2000 was $15.5 million, or $1.34 per share, as compared to net income of $50,000, or $0.01 per fully diluted share, for the comparable prior year period.

Six-Month Transition Period Ended December 31, 1999 and Six Months Ended December 26, 1998

          Net Sales.  Net sales for the six months ended December 31, 1999 increased $4.7 million, or 69.8%, to $11.4 million compared to net sales of $6.7 million for the comparable period in the prior year.  The increase in sales in 1999 was comprised of increased sales from our newer products, the MCT5100 and MCT7632 handlers and the introduction of our Tapestry handling system and automation software, which increased $5.2 million or 193.6% over the comparable period in the prior year.  Sales of these products represented approximately 70% of total net sales in 1999 compared to approximately 40% in the same period of 1998.  Sales of our other products decreased by $0.6 million, or 14.8%, over the same period a year ago.  The beginning of a general improvement in the semiconductor capital equipment market in 1999, which was in a significant downturn in the prior year, contributed to the overall increase in demand for our products.

          As detailed in Note 11 to Consolidated Financial Statements, net sales to Asia comprised approximately 65% of our net sales during the six-month transition period ended December 1999, compared to approximately 54% in the comparable period of the prior year.  Sales to customers in the United States comprised approximately 31% of net sales in the 1999 six-month transition period and approximately 44% in fiscal year 1999.  Net sales to Europe comprised approximately 4% and 2% of net sales for these periods.

          Gross Profit.  Gross profit increased $2.7 million in the 1999 transition period to $5.9 million, or 52.0% of net sales, from $3.2 million, or 47.6% of net sales, in the comparable period of 1998.  The increase in gross margin primarily resulted from increased efficiencies and utilization of overhead costs as well as a shift in product mix to higher margin products.

          Selling, General, and Administrative Expense.  Selling, general and administrative expense were $4.3 million, or 37.9% of net sales, in the six months ended December 1999, compared to $3.2 million, or 47.1% of net sales, in same period in 1998.  The increase in spending in the 1999 transition period reflects increased direct selling costs of $0.4 million related to increased net sales and increased commissions of $0.3 million resulting from a shift in sales to customers served by commissioned independent sales representatives.  The remainder relates to increased expenses, primarily personnel expenses, in supporting the sales growth.  The reduction as a percentage of sales is the result of increased sales during the period compared to the prior year.

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

          Other Income (Expense).  We generated net interest income during the 1999 transition period of $23,000 versus $43,000 in the comparable period of the prior year.  The reduction in net interest income is due to decreased holdings of interest-bearing cash and cash equivalents.

          Income Tax Provision.  During both the 1999 and 1998 six-month periods, we incurred minimal tax liabilities primarily related to foreign taxes.  We have recorded valuation allowances against all benefits associated with net operating loss carryforwards due to uncertainty regarding their ultimate utilization.

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

          As detailed in Note 11 in Notes to Consolidated Financial Statements, sales increased year-over-year in Asia, but decreased comparatively in the United States and Europe.  Increased shipments to Asia resulted primarily from increased business with several key and new customers in that region.  The decrease in net sales in the United States and Europe was primarily the result of depressed market conditions.

          Gross Profit.  Gross profit in fiscal 1999 increased 3.4%, or $0.2 million, to $7.6 million versus $7.4 million in fiscal 1998, and gross margin increased to 50.3% in fiscal 1999 compared to 43.5% in the prior year.  In the prior year, we recorded charges of approximately $2.0 million for write-downs of excess and obsolete inventory as a result of the depressed and changing market conditions.  Prior to these charges, gross profit was $9.5 million and gross margin was 55.7%.  The decrease in gross margin prior to these charges resulted from the shift in product mix from certain mature, higher margin products and the decreased overhead absorption on lower production levels in the 1999 fiscal year.

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

          Other Income (Expense).  Net interest income decreased during fiscal 1999 due to decreased holdings of interest-bearing cash and cash equivalents throughout the year.

          Income Tax Provision.  During fiscal 1999 and 1998, we incurred minimal tax liabilities primarily related to foreign taxes.  We have recorded valuation allowances against all benefits associated with net operating loss carryforwards due to uncertainty regarding their ultimate utilization.

          Net Loss.  Net loss for fiscal 1999 was $1.5 million, or $0.20 per share, compared to a net loss of $3.9 million, or $0.54 per share in fiscal 1998.

Quarterly Results

          The following tables present selected unaudited quarterly operating results for the ten fiscal quarters ended December 31, 2000, as well as the data expressed as a percentage of net sales.  We believe that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with our consolidated financial statements.  The operating results for any quarter are not necessarily indicative of the results for any subsequent period.

(in thousands, except per share data)
Quarter Ended
	Dec. 31	Sept. 30	July 1	April 1	Dec. 31	Sept. 25	June 26	Mar. 27	Dec. 26	Sept. 26
	2000	2000	2000	2000	1999	1999	1999	1999	1998	1998

Net sales	$12,949	$14,320	$14,413	$8,220	$5,611	$5,745	$4,455	$4,028	$3,020	$3,668
Cost of sales	11,509	7,923	7,569	3,882	2,620	2,832	2,001	2,032	1,571	1,935
Gross profit	1,440	6,397	6,844	4,338	2,991	2,913	2,454	1,996	1,449	1,733
Operating expenses:
Selling, general and administrative	4,420	4,263	4,357	3,138	2,174	2,122	1,710	1,417	1,431	1,721
Research and development	2,613	2,545	2,243	1,870	821	675	660	708	596	836
Amortization of intangible assets	1,175	1,175	1,174	784	5	5	-	-	-	-
Write-down of impaired intangible assets	3,405	-	-	-	-	-	-	-	-	-
Income (loss) from operations	(10,173)	(1,586)	(930)	(1,454)	(9)	111	84	(129)	(578)	(824)
Other income (expense)	138	(27)	(119)	(38)	-	19	(30)	4	2	5
Income (loss) before cumulative adjustment	(10,035)	(1,613)	(1,049)	(1,492)	(9)	130	54	(125)	(576)	(819)
Cumulative adjustment (1)	-	-	-	(1,264)	-	-	-	-	-	-
Net income (loss)	$(10,035)	$(1,613)	$(1,049)	$(2,756)	$(9)	$130	$54	$(125)	$(576)	$(819)
Basic earnings (loss) per share (2):
Continuing operations	$(0.72)	$(0.13)	$(0.09)	$(0.15)	$-	$0.02	$0.01	$(0.02)	$(0.08)	$(0.11)
Cumulative adjustment	-	-	-	(0.13)	-	-	-	-	-	-
Net income (loss)	$(0.72)	$(0.13)	$(0.09)	$(0.28)	$-	$0.02	$0.01	$(0.02)	$(0.08)	$(0.11)
Diluted earnings (loss) per share (2):
Continuing operations	$(0.72)	$(0.13)	$(0.09)	$(0.15)	$-	$0.02	$0.01	$(0.02)	$(0.08)	$(0.11)
Cumulative adjustment	$-	$-	$-	$(0.13)	$-	$-	$-	$-	$-	$-
Net income (loss)	$(0.72)	$(0.13)	$(0.09)	$(0.28)	$-	$0.02	$0.01	$(0.02)	$(0.08)	$(0.11)

Proforma net income (loss)(1)					$(1,589)	$1,026	$(845)	$838	$(30)	$(1,279)

Proforma net income (loss) per share:
Basic					$(0.21)	$0.14	$(0.11)	$0.11	$-	$(0.17)
Diluted					$(0.21)	$0.13	$(0.11)	$0.11	$-	$(0.17)
Weighted average shares:
Basic	13,950	12,082	11,067	9,905	7,484	7,460	7,402	7,394	7,394	7,394
Diluted	13,950	12,082	11,067	9,905	7,484	8,131	7,721	7,394	7,394	7,394

Quarter Ended
	Dec. 31	Sept. 30	July 1	April 1	Dec. 31	Sept. 25	June 26	Mar. 27	Dec. 26	Sept. 26
	2000	2000	2000	2000	1999	1999	1999	1999	1998	1998
Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	88.9	55.3	52.5	47.2	46.7	49.3	44.9	50.4	52.0	52.8
Gross profit	11.1	44.7	47.5	52.8	53.3	50.7	55.1	49.6	48.0	47.2
Operating expenses:
Selling, general and administrative	34.1	29.8	30.2	38.2	38.8	37.0	38.4	35.2	47.4	46.9
Research and development	20.2	17.8	15.6	22.8	14.7	11.7	14.8	17.6	19.7	22.8
Amortization of intangible assets	9.1	8.2	8.2	9.5	-	-	-	-	-	-
Write-down of impaired intangible assets	26.3	-	-	-	-	-	-	-	-	-
Income (loss) from operations	(78.6)	(11.1)	(6.5)	(17.7)	(0.2)	2.0	1.9	(3.2)	(19.1)	(22.5)
Other income (expense)	1.1	(0.2)	(0.8)	(0.5)	-	0.3	(0.7)	0.1	-	0.2
Net income (loss) before cumulative adjustment	(77.5)	(11.3)	(7.3)	(18.2)	(0.2)	2.3	1.2	(3.1)	(19.1)	(22.3)
Cumulative adjustment (1)	-	-	-	(15.4)	-	-	-	-	-	-
Net income (loss)	(77.5)%	(11.3)%	(7.3)%	(33.5)%	(0.2)%	2.3%	1.2%	(3.1)%	(19.1)%	(22.3)%

(1)	We adopted SAB 101 in the fourth quarter of the year ended December 31, 2000. As a result of this adoption, we recognized a cumulative effect adjustment as a result of a change in accounting principle. The cumulative effect is recognized as if it occurred at the beginning of the year, or January 1, 2000. Proforma amounts reflect the impact of the adoption of SAB 101 on results prior to the recognition of the cumulative adjustment, which is discussed in Note 2 in Notes to Consolidated Financial Statements, contained elsewhere herein.

(2)	The sum of earnings (loss) per share for the fiscal quarters may differ from the annual earnings (loss) per share due to the required method of computing weighted average number of shares in the respective periods.

Liquidity and Capital Resources

          The net loss and increases in accounts receivable and inventories to support increased net sales were the primary uses of cash in 2000.  Increases in accounts receivable and inventories to support the increased net sales were the primary uses of cash in the six-month transition period ended December 31, 1999.  The net loss in fiscal 1999 was the primary use of cash for that year.  The net loss and inventory purchases were the primary uses of cash in fiscal year 1998.  Cash used in operations was $6.8 million in 2000, $0.7 million in the six-month transition period ended December 31, 1999, $0.5 million in fiscal 1999 and $3.5 million in fiscal 1998.

          Capital expenditures totaled $0.5 million in 2000, $0.1 million in the six-month transition period ended December 31, 1999, $0.1 million in fiscal 1999 and $0.3 million in fiscal 1998.  Capital purchases for all periods have been primarily for production and computer equipment and for leasehold improvements.

          Cash used in the acquisition of Aseco Corporation was $0.5 million in 2000.  Cash used to acquire certain fixed and intangible assets related to our Infinity Systems division was $0.3 million in the six-month transition period ended December 31, 1999.

                    We issued 3,290,000 shares of common stock in a public offering in 2000, providing $19.7 million of cash which was used to reduce existing lines of credit totaling $1.8 million and for general working capital needs.  We issued approximately 0.5 million shares of common stock through the exercise of employee stock options and our stock purchase plan, which provided approximately $0.9 million.  Cash provided by financing activities for the six months ended December 31, 1999, primarily comprised of proceeds from the issuance of common stock upon the exercise of stock options and warrants, was $0.2 million.  Cash used in financing activities, primarily for the repayment of debt, was $26,000 in fiscal 1999 and  $0.3 million in fiscal 1998.

          At December 31, 2000 we had cash and cash equivalents of $12.0 million, a current ratio of 2.5 and working capital of $22.3 million.  At December 31, 1999 we had cash and cash equivalents of $1.0 million, a current ratio of 3.1 and working capital of $6.4 million.  At June 26, 1999, we had cash and cash equivalents of $1.9 million, a current ratio of 3.1 and working capital of $6.3 million.

          At December 31, 2000 and 1999 we maintained a $ 5.0 million secured line of credit with a bank.  Borrowings on the line, which was unused at December 31, 2000 and December 31,1999, accrue interest at 1.5% over the bank’s prime rate, which was 9.5% at December 31, 2000 for a borrowing rate of 11%.  The amount available for borrowing on the line is calculated as a percentage of our eligible accounts receivable and inventory, excluding Aseco.  At December 31, 2000 we were in default of certain financial covenants of the line of credit related to the net loss in the fourth quarter.  We allowed the line of credit to expire in February 2001.

          At December 31, 2000 we maintained an unused $1.0 million secured line of credit with another bank.  Interest on the line, at our election, is based on either the bank’s prime rate (as defined) or Eurodollar rate (as defined).  The amount available for borrowing is calculated as a percentage of eligible accounts receivable of Aseco, and borrowings are secured by a certificate of deposit with the bank.

          Our anticipated capital needs for 2001 are expected to be less than $1.0 million and concentrated in development of additional products and upgrading our management information systems. We believe that cash and cash equivalents on hand at December 31, 2000 and funds available through our bank line of credit are sufficient to finance and sustain our continuing operations at the projected level through at least 2001.  However, the impact of the severe downturn in the semiconductor capital equipment market, one or more additional business acquisitions or unforeseen changes in market conditions could cause us to seek additional financing sooner.  We believe that we will be able to raise additional capital and/or negotiate an increase to our bank line of credit at terms acceptable to us if required, but no assurance can be made that such financing will be available if needed.  We may acquire other companies, product lines or technologies that are complementary to our business and our working capital needs may change as a result of such acquisitions.

Federal Tax Matters

          We paid only nominal federal and state income taxes in the year ended December 31, 2000, the six-month transition period ended December 31, 1999 and fiscal years 1999 and 1998.  At December 31, 2000, we had federal net operating loss carryforwards for tax reporting purposes of approximately $55.1 million, a portion of which is subject to annual limitation under Section 382 of the Internal Revenue Code.  See Note 6 in Notes to Consolidated Financial Statements, contained elsewhere herein.

Quantitative And Qualitative Disclosures About Market Risk

          The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically had little impact on us.  Inflation has not been a significant factor in our operations in any of the periods presented, and it is not expected to affect operations in the future.  Our bank lines of credit carry variable interest rates.  At December 31, 2000, we had no borrowings outstanding on our lines of credit, which carries an interest rate of prime plus 1.5% or 11.0% at December 31, 2000.  An increase in interest rates could expose us to market risk in the event we need to borrow under the bank lines to finance our operations in the future.  At December 31, 2000, all of our outstanding long-term debt carried interest at a fixed rate.  There is no material market risk relating to our bank lines or long-term debt.

Impact Of Accounting Standards

          Statement of Financial Accounting Standard (SFAS) No. 133—Accounting for Derivative Instruments and Hedging Activities.  On January 1, 2001, we adopted Statement of Financial Accounting Standard (SFAS) No. 133 - Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138 - Accounting for Certain Derivative Instruments and Certain Hedging Activities.  SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities.  It requires that all derivatives, including those embedded in other contracts, be recognized as either assets or liabilities and that those financial instruments be measured at fair value.  The accounting for changes in the fair value of derivatives depends on their intended use and designation. Management has reviewed the requirements of SFAS No. 133 and has determined that we have no free-standing or embedded derivatives.  All contracts that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as, normal purchases or sales.  Our policy is to not use free-standing derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales.

          Staff Accounting Bulletin (SAB) No. 101—Revenue Recognition in Financial Statements.  In December 1999, the Securities and Exchange Commission (“SEC”) staff issued SAB 101, which, among other things, establishes the SEC’s interpretation that if uncertainty exists about customer acceptance of a product, revenue should not be recognized until acceptance occurs.  Customer acceptance provisions may be included in a contract to enforce a customer’s right to (1) test the delivered product, (2) require the seller to perform additional services subsequent to delivery of an initial product or performance of an initial service, such as a seller being required to install or activate delivered equipment, or, (3) identify other work necessary to be done before accepting the product.  The SEC presumes that such contractual customer acceptance provisions are substantive, bargained-for terms of an arrangement.  Accordingly, when such contractual customer acceptance provisions exist, the SEC generally believes that the seller should not recognize revenue until customer acceptance occurs or the acceptance provisions lapse.

          We adopted the provisions of SAB 101 in the fourth quarter of 2000.  The impact and disclosures related to this adoption are quantified and discussed in Note 2 in Notes to Consolidated Financial Statements, contained elsewhere herein.

Risk Factors

          Cautionary Note Regarding Forward-Looking Statements

          This Report on Form 10-K contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are not historical facts, but rather are based on our current expectations, estimates and projections about the semiconductor capital equipment industry, and our beliefs and assumptions.   We intend words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions to identify forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict.  These factors could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.  These risks and uncertainties are described in  the following risk factors and elsewhere in the this Report on Form 10-K. We caution you not to place undue reliance on these forward-looking statements, which reflect our management’s view only as of the date of this Report on Form 10-K. We are not obligated to update these statements or publicly release the result of any revisions to them to reflect events or circumstances after the date of this Report on Form 10-K or to reflect the occurrence of unanticipated events.

The success of our new products depends upon customer acceptance of both the testing of semiconductor devices in strip form and the automation of the back-end of the semiconductor manufacturing process.

          Several of our new products, including our Tapestry strip handler and other Smart Solutions products, are used to test and process semiconductor devices in strip form.  Assembly of semiconductor devices in strip form is the standard industry practice.  However, we cannot assure you that testing of semiconductor devices in strip form will become widely accepted by the industry.  Until recently, most semiconductor manufacturers believed it was necessary to test semiconductors after they were cut from the strips because they believed the act of cutting the strips containing the semiconductor devices, referred to as singulation, could result in damage or contamination to the semiconductor devices and, as a consequence, make the prior test results unreliable.

          We introduced our Tapestry handling system in February 1999.  In May 2000, we introduced other Smart Solutions products, which provide additional process capability for handling and testing semiconductor devices in strip form.  These products represented 11.9% of shipments for the year ended December 31, 2000 and less than 10% of our net sales during the six months ended December 31, 1999.  Our new products are attractive to customers only if the customers can see the value of automating the test and assembly portions of their semiconductor manufacturing operations.  Although semiconductor manufacturers have automated the wafer fabrication portion of their operation, or the front-end of the semiconductor manufacturing process, very few semiconductor manufacturers have invested a significant amount of capital to automate the test and assembly portions of their operations.  We are introducing new products for technologies, which may not be accepted on a wide-scale basis by the industry.  If either the testing of semiconductor devices in strip form or wide-scale automation of the back-end is not accepted by the industry, our net sales likely will suffer.

Downturns in semiconductor industry business cycles could have a negative impact on our operating results.

          Our business depends heavily upon capital expenditures by semiconductor manufacturers.  The semiconductor industry is highly cyclical, with periods of capacity shortage and periods of excess capacity.  In periods of excess capacity, the industry sharply cuts purchases of capital equipment, such as our products.  Thus, a semiconductor industry downturn or slowdown substantially reduces our revenues and operating results and could hurt our financial condition.  In the fourth quarter of 2000, the semiconductor capital equipment industry went into a severe downturn, which has adversely impacted our revenues, operating results and financial position.  The downturn is expected to last well into 2001.

We have offered automation solutions and, unless we effectively market our company as a provider of automation solutions, our expected financial results will suffer.

          We offer automation solutions and software development services.  These solutions and services require different marketing techniques and involve a more extensive decision-making process by customers than for our traditional handler products.  We need to successfully market our automation products using different sales methods than we have previously used.

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

          We have spent, and expect to continue to spend, a significant amount of time and resources developing new products and refining existing products and systems.  In light of the long product development cycles inherent in our industry, these expenditures will be made well in advance of the prospect of deriving revenue from the sale of new systems.

          Our ability to introduce and market new products successfully is subject to a wide variety of challenges during this development cycle, such as design defects, that could delay introduction of these systems.  In addition, since our customers are not obligated by long-term contracts to purchase our products, our anticipated product orders may not materialize, or orders that do materialize may be canceled.  As a result, if we do not achieve market acceptance of new products, we may not be able to realize sufficient sales needed to recoup our research and development expenditures.

We may not realize the expected benefits of our merger with Aseco, which would increase our costs and reduce our net income.

          We acquired Aseco in January 2000 with the expectation of achieving certain benefits in the combined company.  During its last three fiscal years prior to the merger, Aseco incurred net losses totaling $19.5 million.  In February 2001, we announced our plans to consolidate manufacturing from our Marlborough , Massachusetts facility to St. Paul, Minnesota, which will result in a restructuring charge in the first quarter of 2001.  If we are not able to integrate our technologies, operations and personnel in a timely and efficient manner and reduce redundant costs, we may not realize the benefits of the merger.  This would lead to increased costs and reduced net income. Difficulties involved in integrating the companies include:

          • distracting management and key personnel from our business;
          • maintaining existing customer relationships;
          • potential incompatibility of business cultures; and
          • an inability to retain and integrate key management, technical, sales and customer support personnel.

Our operating results often have large changes from period to period, which may result in a decrease in our stock price.

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
• the timing of any future acquisitions and their effect on our financial results:
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

Our stock price is volatile and it may drop unexpectedly.

Stock prices of companies in the semiconductor equipment industry, including ours, can swing dramatically with little relationship to operating performance.  Factors which could cause our stock price to change include:

• changes in the market's view of the semiconductor industry in general;
• changes in our quarterly operating results for the reasons set out in the previous risk factor or for other reasons;
• changes in our reported financial results based on accounting pronouncements, such as Staff Accounting Bulletin No. 101-Revenue Recognition in Financial Statements or similar pronouncements;
• changes in research analysts' expectations for us or our industry or our failure to meet research analysts' estimates;
• changes in the general economic conditions or developments in the semiconductor industry which affect investor confidence; and
• announcements by us or our competitors of technological innovations or new or enhanced products.

          Fluctuations or decreases in the trading price of our common stock may adversely affect the ability to trade your shares.  In addition, these fluctuations could adversely affect our ability to raise capital through future equity financing.

          Additional factors which may impact our results include:

• We depend upon a few customers for the majority of our revenues and a reduction in their orders could adversely affect us.
• Our operating results would be harmed if one of our key suppliers fails to deliver components for our products.
• The loss of any of our key personnel could harm our business.
• Our markets are very competitive and demand for our products may decrease if additional competitors enter our markets.
• Our dependence upon international sales involves significant risk.

ITEM 8.  Financial Statements and Supplementary Data

          See Consolidated Financial Statements included elsewhere in this Report on Form 10-K for the year ended December 31, 2000.  The financial information by quarter is included in Item 7 of this Report on Form 10-K.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting  and Financial Disclosure

          This Item is not applicable.

PART III

ITEM 10.  Directors and Executive Officers of the Registrant

          The information required by this item concerning directors and executive officers is incorporated by reference from the Proxy Statement to be filed no later than 120 days following our December 31, 2000 year end.

ITEM 11.  Executive Compensation

            The information required under this item is hereby incorporated by reference from the Proxy Statement.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

          The information required under this item is hereby incorporated by reference from the Proxy Statement.

ITEM 13.  Certain Relationships and Related Transactions

          The information required under this item is hereby incorporated by reference from the Proxy Statement.

PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)1. Consolidated Financial Statements	Page
Index to Consolidated Financial Statements	F-1
Independent Auditors’ Report	F-2
Consolidated Balance Sheets as of December 31, 2000, December 31, 1999 and June 26,1999	F-3
Consolidated Statements of Operations for the Year Ended December 31, 2000, the Six-Month Transition Period Ended December 31, 1999, and the Fiscal Years Ended June 26, 1999 and June 27, 1998	F-4
Consolidated Statements of Changes in Stockholders’ Equity for the Year Ended December 31, 2000, the Six-Month Transition Period Ended December 31, 1999, and the Fiscal Years Ended June 26, 1999 and June 27, 1998	F-5
Consolidated Statements of Cash Flows for the Year Ended December 31, 2000, the Six- Month Transition Period Ended December 31, 1999, and the Fiscal Years Ended June 26, 1999 and June 27, 1998	F-6
Notes to Consolidated Financial Statements	F-7

(a)3. Exhibits
3A.	Bylaws of MCT. (7)
3B.	Articles of Incorporation of MCT. (7)
4.	Specimen Certificate of Common stock. (1)
10A.	Form of Non-Competition Agreement between MCT and certain senior executive officers. (1)
10B.	Stock Purchase Agreement and Commission Agreement between MCT and Cardine & Levy, dated September 25, 1995. (3)
10C.	Employment Agreement with Roger E. Grower dated March 28, 1995. (2)
10D.	Employment Agreement with Dennis L. Nelson dated May 30, 1996. (5)
10E.	Employee Stock Purchase Plan. (4)
10F.	Stock Option Plan for Outside Directors as amended through April 29, 1999. (6)
10G.	Incentive Stock Option Plan as amended through September 27, 1999. (13)
10H.	Former Aseco Corp. 1986 Incentive Stock Option Plan. (13)
10I.	Former Aseco Corp. 1993 Omnibus Stock Plan. (13)
10J.	Former Aseco Corp. 1993 Non-Employee Director Stock Option Plan. (13)
10K.	Lease for MCT’s corporate headquarters dated October 16, 1996. (6)
10L.	Lease for space in Marlborough, Massachusetts dated April 13, 1993. (12)
10M.	Credit and Security Agreement, dated February 17, 1998 between Norwest Business Credit, Inc. and Micro Component Technology, Inc. (8)
10N.	Credit and Security Agreement, dated February 17, 1998 between Norwest Bank Minnesota, N.A. and Micro Component Technology, Inc. (8)
10O.	First Amendment to Credit and Security Agreement, dated October 22, 1998 between Norwest Business Credit, Inc. and Micro Component Technology, Inc. (9)
10P.	First Amendment to Credit and Security Agreement, dated October 22, 1998 between Norwest Bank Minnesota, N.A. and Micro Component Technology, Inc. (9)
10Q.	Second Amendment to Credit and Security Agreement (Eximbank Guaranteed Loan), dated February 16, 1999 between Norwest Bank Minnesota N.A. and Micro Component Technology, Inc. (10)
10R.	Second Amendment to Credit and Security Agreement, dated May 6, 1999 between Wells Fargo Business Credit, Inc. and Micro Component Technology, Inc. (10)
10S.	Third Amendment to Credit and Security Agreement, dated 20, 2000 between Wells Fargo Business Credit, Inc. and Micro Component Technology, Inc. (14)
10T.	Third Amendment to Credit and Security Agreement (Eximbank Guaranteed Loan), dated June 20, 2000, between Norwest Bank Minnesota N.A. and Micro Component Technology, Inc. (14)
10U.	Warrant Purchase Agreement dated July 11, 1992. (1)
10V.	Second Common Stock Warrant Purchase Agreement dated August 10, 1993. (1)
10W.	Demand Loan Agreement dated December 21, 2000 between Citizens Bank of Massachusetts and Micro Component Technology, Inc. (filed herewith)
21.	Revised Listing of Subsidiaries of Micro Component Technology, Inc. (14)
23.1	Consent of Deloitte & Touche LLP. (filed herewith)

(1)	Incorporated by reference to the exhibits to the registration statement on Form S-1 filed by MCT on August 24, 1993, as amended, SEC File Number 33-67846.
(2)	Incorporated by reference to the report on Form 10-Q filed by MCT for the quarter ended March 25, 1995, SEC File No. 0-22384.
(3)	Incorporated by reference to the report on Form 10-Q filed by MCT for the quarter ended September 30, 1995, SEC File No. 0-22384.
(4)	Incorporated by reference to the exhibits to the Post-Effective Amendment to Registration Statement on Form S-8 filed by MCT on July 15, 1996, as amended, SEC File No. 33-85766.
(5)	Incorporated by reference to the exhibits to the report on Form 10-K filed by MCT for the fiscal year ended June 29, 1996, SEC File No. 0-22384.
(6)	Incorporated by reference to the report on Form 10-Q filed by MCT for the quarter ended September 28, 1996, SEC File No. 0-22384.
(7)	Incorporated by reference to the exhibits to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed by MCT on November 18, 1996, SEC File No 33-98940.
(8)	Incorporated by reference to the report on Form 10-Q filed by MCT for the quarter ended March 28, 1998, SEC File No. 0-22384.
(9)	Incorporated by reference to the report on Form 10-Q filed by MCT for the quarter ended September 26, 1998, SEC File No. 0-22384.
(10)	Incorporated by reference to the report on Form 10-Q filed by MCT for the quarter ended March 27, 1999, SEC File No. 0-22384.
(11)	Incorporated by reference to the report on Form 10-K/A filed by MCT for the fiscal year ended June 26, 1999, SEC File No. 0-22384.
(12)	Incorporated by reference to the Registration Statement on Form S-1, as amended, filed by Aseco Corporation on January 29, 1993, SEC File No. 33-57644.
(13)	Incorporated by reference to the exhibits to the Registration Statement on Form S-8 filed by MCT on January 31, 2000, SEC File No. 333-95765.
(14)	Incorporated by reference to the report of From 10-K filed by MCT for the transition period ended December 31, 1999 filed by MCT on June 30, 2000, SEC File No. 0-22384.
(b) Reports on Form 8-K

          There was no Form 8-K filed during the quarter ended December 31, 2000

MICRO COMPONENT TECHNOLOGY, INC.
Index to Consolidated Financial Statements

Index to Consolidated Financial Statements
Independent Auditors’ Report
Consolidated Balance Sheets as of December 31,2000, December 31, 1999 and June 26, 1999
Consolidated Statements of Operations for the Year Ended December 31, 2000, the Six-Month Transition Period Ended December 31, 1999, and the Fiscal Years Ended June 26, 1999 and June 27, 1998
Consolidated Statements of Changes in Stockholders’ Equity for the Year Ended December 31, 2000 the Six-Month Transition Period Ended December 31, 1999, and the Fiscal Years Ended June 26, 1999 and June 27, 1998
Consolidated Statements of Cash Flows for the Year Ended December 31, 2000, the Six-Month Transition Period Ended December 31, 1999, and the Fiscal Years Ended June 26, 1999 and June 27, 1998
Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS’ REPORT

To the Stockholders and Board of Directors of Micro Component Technology, Inc.

            We have audited the accompanying consolidated balance sheets by Micro Component Technology, Inc. and it subsidiaries (the Company) as of December 31, 2000, December 31, 1999 and June 26, 1999 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2000, the six-month transition period ended December 31, 1999 and the two years in the period ended June 26, 1999.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

            In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2000, December 31, 1999, and June 26, 1999 and the results of their operations  and their cash flows for the year ended December 31, 2000, the six-month transition period ended December 31, 1999 and the two years in the period ended June 26, 1999, in the conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
March 23, 2001

MICRO COMPONENT TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,	December 31,	June 26,
	2000	1999	1999
Assets
Current assets:
Cash and cash equivalents	$12,047	$1,045	$1,927
Accounts receivable, less allowance for doubtful accounts of $200, $136, and $146, respectively	11,905	4,087	3,596
Inventories	13,418	3,648	3,616
Other	371	604	131
Total current assets	37,741	9,384	9,270
Property, plant and equipment, net	1,286	865	673
Goodwill and other intangible assets, net	11,920	31	-
Other assets	76	44	47
Total assets	$51,023	$10,324	$9,990

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$31	$51	$51
Accounts payable	6,956	1,232	1,548
Accrued compensation	1,133	686	666
Accrued warranty	777	245	271
Customer prepayments and unearned service revenue	985	361	224
Deferred profit	3,333	-	-
Other accrued liabilities	2,179	423	245
Total current liabilities	15,394	2,998	3,005

Long-term debt	37	70	33

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 authorized, none issued and outstanding
Common stock, $.01 par value, 20,000,000 authorized, 13,949,974; 7,540,647 and 7,416,922 issued, respectively	139	75	74
Additional paid-in capital	87,942	44,217	44,035
Cumulative other comprehensive loss	(69)	(69)	(69)
Accumulated deficit	(52,420)	(36,967)	(37,088)
Total stockholders’ equity	35,592	7,256	6,952
Total liabilities and stockholders’ equity	$51,023	$10,324	$9,990

See Notes to Consolidated Financial Statements.

MICRO COMPONENT TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended	Six Months Ended	Fiscal Years Ended

	December 31,	December 31,	June 26,	June 27,
	2000	1999	1999	1998
Net sales	$49,902	$11,356	$15,171	$16,975
Cost of sales	30,884	5,452	7,539	9,595
Gross profit	19,018	5,904	7,632	7,380
Operating expenses:
Selling, general, and administrative	16,177	4,296	6,279	7,871
Research and development	9,271	1,496	2,800	3,711
Amortization of intangible assets	4,308	10	-	-
Write-down of impaired intangible assets	3,405	-	-	-
Total operating expenses	33,161	5,802	9,079	11,582

Income (loss) from operations	(14,143)	102	(1,447)	(4,202)

Other income (expense):
Interest income	356	28	75	139
Interest expense	(330)	(5)	(8)	(23)
Other income (expense)	(72)	(4)	(86)	207

Income (loss) before income taxes	(14,189)	121	(1,466)	(3,879)
Income tax provision	-	-	-	-

Income (loss) before cumulative effect of change in accounting principle	(14,189)	121	(1,466)	(3,879)
Cumulative effect of change in accounting principle	(1,264)	-	-	-
Net income (loss)	$(15,453)	$121	$(1,466)	$(3,879)
Net income (loss) per share before cumulative adjustment:
Basic	$(1.23)	$0.02	$(0.20)	$(0.54)
Diluted	$(1.23)	$0.01	$(0.20)	$(0.54)

Cumulative adjustment	$(0.11)	$-	$-	$-
Net income (loss):
Basic	$(1.34)	$0.02	$(0.20)	$(0.54)
Diluted	$(1.34)	$0.01	$(0.20)	$(0.54)

Weighted average common and common
equivalent shares outstanding:
Basic	11,531	7,474	7,396	7,248
Diluted	11,531	8,144	7,396	7,248

See Notes to Consolidated Financial Statements.

MICRO COMPONENT TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Preferred Stock		Common Stock			Comprehensive Income(Loss)	Accumulated Deficit	Cumulative Other Comprehensive Income(Loss)
			Shares	Value	Additional Paid-In Capital
	Shares	Value
Balance at June 28, 1997	315,789	$1,500	7,047,102	$70	$42,474		$(31,743)	$(82)
Net loss						$(3,879)	(3,879)
Shares issued on exercise of options			12,750		20
Shares issued through employee stock purchase plan			18,659		22
Translation adjustment						18		18
Comprehensive income (loss)						$(3,861)
Shares issued through conversion of preferred stock	(315,789)	(1,500)	315,789	4	1,496
Balance at June 27, 1998	-	$-	7,394,300	74	$44,012		$(35,622)	$(64)
Net loss						(1,466)	(1,466)
Shares issued through employee stock purchase plan			22.,622		23
Translation adjustment						(5)		(5)
Comprehensive income (loss)						$(1,471)
Balance at June 26, 1999	-	$-	7,416,922	$74	$44,035		$(37,088)	$(69)
Net income						$121	121
Shares issued on exercise of options, net			67,391	1	146
Shares issued on conversion of warrants, net			56,334		36
Comprehensive income (loss)						$121
Balance at December 31, 1999	-	$-	7,540,647	$75	$44,217		(36,697)	(69)
Net loss
Shares issued on exercise of options, net			494,514	5	814	$(15,453)	(15,453)
Shares issued for acquisition			2,578,366	26	23,174
Proceeds from issuance of stock, net			3,290,000	33	19,615
Shares issued through employee stock purchase plan			46,447	-	122
Comprehensive income (loss)						$(15,453)
Balance at December 31, 2000	-	$-	13,949,974	$139	$87,942		$(52,420)	$(69)

See Notes to Consolidated Financial Statements.

MICRO COMPONENT TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year	Six Months
	Ended	Ended	Fiscal Years Ended
	December 31,	December 31,	June 26,	June 27,
	2000	1999	1999	1998
Cash flows from operating activities:
Net income (loss)	$(15,453)	$121	$(1,466)	$(3,879)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	1,591	247	465	492
Write-down of impaired intangible assets	3,405	-	-	-
Noncash charge related to inventories	3,979	-	-	2,038
Other, net	(19)	-	(1)	-
Changes in operating assets and liabilities:
Accounts receivable	(3,495)	(491)	18	414
Inventories	(7,843)	(32)	214	(2,274)
Other assets	365	(470)	21	194
Accounts payable	2,747	(316)	321	(336)
Other accrued liabilities	4,322	237	(54)	(111)
Net cash provided by (used in) operating activities	(6,801)	(704)	(482)	(3,462)

Cash flows from investing activities:
Additions to property, plant and equipment	(466)	(67)	(92)	(295)
Payment for acquisition, net of cash acquired	(473)	(261)	-	-
Maturity of short-term investments	-	-	-	1,169
Net cash provided by (used in) investing activities	(939)	(328)	(92)	874

Cash flows from financing activities:
Payments of long-term debt	(53)	(33)	(49)	(300)
Reduction in working line of credit	(1,794)	-	-	-
Proceeds from issuance of stock	20,589	183	23	42
Net cash provided by (used in) investing activities	18,742	150	(26)	(258)

Effects of exchange rate changes	-	-	(5)	18

Net increase (decrease) in cash and cash equivalents	11,002	(882)	(605)	(2,828)
Cash and cash equivalents at beginning of period	1,045	1,927	2,532	5,360

Cash and cash equivalents at end of period	$12,047	$1,045	$1,927	$2,532

Supplemental disclosure-
Noncash investing and financing activities:
Equipment acquired by capital lease	$14	$70	$-	$-
Notes payable for acquisition	-	72	-	-
Stock issued in cashless option and warrant exercises	-	627	-	-
Stock redeemed in cashless option and warrant exercises	-	(627)	-	-
Stocked issued for the acquisition of Aseco Corporation	22,500	-	-	-

See Notes to Consolidated Financial Statements.
MICRO COMPONENT TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Business

          We design, manufacture, market and service automatic test handling equipment for the semiconductor industry.  Our handlers are designed to handle most semiconductor or integrated circuit device packages currently in production.  We operate in one business segment.

          A network of offices and representatives supports our customers across North America, Europe and Asia.  Our company was formed in 1972 and is headquartered in St. Paul, Minnesota.

Consolidation

          The consolidated financial statements include the accounts of the parent company and our subsidiaries after elimination of all significant intercompany balances and transactions.  All significant subsidiaries are 100% owned.

Use of Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that we make estimates and assumptions that affect amounts reported therein.  Due to the inherent uncertainty involved in making estimates, actual results reported in future periods might differ from those estimates.

Fiscal Year

          Effective December 31, 1999 our fiscal year is a calendar year, ending on December 31.  Prior to that time, our fiscal year ended on the last Saturday of June.

Revenue Recognition

          Effective January 1, 2000, we changed our method of revenue recognition for certain semiconductor equipment sales to comply with SEC Staff Accounting Bulletin No. 101 (SAB 101) – Revenue Recognition in Financial Statements (see Note 2).  SAB 101 sets forth guidelines on the timing of revenue recognition based upon factors such as passage of title, installation, payment and customer acceptance.  Prior to SAB 101, revenue was generally recognized upon shipment once customer performance specifications and/or acceptance provisions had been met.  Revenue for established products that have previously satisfied customer performance specifications and that provide for full payment tied to shipment is generally recognized upon shipment and passage of title.  Revenue for products that have not previously satisfied customer performance specifications or from sales where all or a portion of customer payment dates are based upon acceptance are recognized upon customer acceptance.  Revenue related to spare parts are recognized on shipment.  Revenue related to maintenance and service contracts are deferred and amortized to earnings on a straight–line basis over the life of the service contract.  The gross profit on sales that are not recognized is generally recorded as deferred profit in the consolidated balance sheet.  Product warranty costs are accrued in the period sales are recognized.

Research and Development Expenses

          Research and development expenses for new product development are charged to expense as incurred.

Cash and Cash Equivalents

          We consider all highly liquid investments purchased with original maturities of 90 days or less to be cash equivalents.

Inventories

          Inventories are stated at the lower of cost or market.  Cost is determined by the first–in, first–out (“FIFO”) method.  Provision to reduce inventories to the lower of cost or market is made based on a review of excess and obsolete inventories, estimates of future sales and the related value of component parts.

Property, Plant and Equipment

          Property, plant and equipment are stated at cost.  Depreciation is provided by the straight–line method over the estimated useful lives of the assets for financial reporting and accelerated methods for tax purposes.  Estimated lives used in computing book depreciation are as follows:

Leasehold improvements	3 to 10 years
Machinery and equipment	2 to 7
Furniture and fixtures	3 to 5

Impairment of Long-Lived Assets

          We periodically evaluate the carrying value of long-lived assets for potential impairment.  We consider projected future operating results, cash flows, trends, and other circumstances in making such estimates and evaluations.  When the carrying value of any long-lived asset exceeds its projected undiscounted cash flows, an impairment is recognized to reduce the carrying value to its fair market value.

Goodwill

          Goodwill is amortized on a straight-line basis over five years.  The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired.  If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the carrying value of the goodwill is reduced by the estimated shortfall of cash flows.

Product Warranty

          Estimated costs of warranty obligations to customers are charged to expense and a related accrual is established at the time the product is sold.

Income Taxes

          We account for income taxes in accordance with the provisions of Statement on Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes.  Deferred income taxes are recorded based on differences in the bases of assets and liabilities between the financial statements and the tax returns as well as from loss carryforwards.  The valuation allowance for deferred income tax benefits is determined by us based upon the expectation of whether the benefits are more likely than not to be realized.

Stock-Based Compensation

          We account for stock-based transactions under SFAS No. 123, Accounting for Stock-Based Compensation. As permitted by SFAS No. 123, we have elected to continue following the guidance of APB Opinion No. 25 (as interpreted by FIN 44) for measurement and recognition of stock-based transactions with employees and non-employee directors.  Because stock options have been granted at exercise prices at least equal to the fair market value of the stock at the grant date, no compensation cost has been recognized for stock options issued to employees and non-employee directors under the stock option plans.  Stock-based transactions with non-employees are accounted for in accordance with SFAS No. 123 and related interpretations.

Foreign Currency Translation

          Assets and liabilities of the foreign subsidiary are translated to U.S. dollars at year–end rates, and the statements of operations are translated at average exchange rates during the year.  Translation adjustments arising from the translation of the foreign affiliates' net assets into U.S. dollars are recorded in cumulative other comprehensive income until 1999.  During 1999, the foreign subsidiary’s functional currency changed to the U.S. dollar due principally to a significant shift in the amount of activity denominated in U.S. dollars versus the local currency.  All translation adjustments are now recorded in the consolidated statements of operations.

New Accounting Standards

          On January 1, 2001, we adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities.  SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities.  It requires that all derivatives, including those embedded in other contracts, be recognized as either assets or liabilities and that those financial instruments be measured at fair value.  The accounting for changes in the fair value of derivatives depends on their intended use and designation. Management has reviewed the requirements of SFAS No. 133 and has determined that we have no free-standing or embedded derivatives.  All contracts that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as, normal purchases or sales.  Our policy is to not use free-standing derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales

NOTE 2  - CUMMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

          In December 1999, the Securities and Exchange Commission staff issued SAB 101, which, among other things, establishes the SEC’s interpretation that if uncertainty exists about customer acceptance of a product, revenue should not be recognized until acceptance occurs.  Customer acceptance provisions may be included in a contract to enforce a customer’s right to (1) test the delivered product, (2) require the seller to perform additional services subsequent to delivery of an initial product or performance of an initial service, such as a seller is required to install or activate delivered equipment, or (3) identify other work necessary to be done before accepting the product.  The SEC presumes that such contractual customer acceptance provisions are substantive, bargained-for terms of an arrangement.  Accordingly, when such contractual customer acceptance provisions exist, the SEC generally believes that the seller should not recognize revenue until customer acceptance occurs or the acceptance provisions lapse.

          In the fourth quarter of 2000 we changed the method of recognizing revenue to comply with SAB 101. As a result of this change, we reported a change in accounting principle in accordance with APB Opinion No. 20 (APB 20), Accounting Changes, by a cumulative effect adjustment.  Because we are a calendar year entity who is adopting SAB 101 in the fourth quarter, no cumulative effect of the change is included in net income of the fourth quarter.  Instead, APB 20 requires that the change be made as of the beginning of the year (January 1, 2000) and that financial information for pre-change interim periods, in this case the first three quarters of 2000, be restated by applying SAB 101 to those periods.

          The following pro-forma information presents a summary of the effects of SAB 101 on prior years’ results as if SAB 101 had been in effect for those periods presented.

	Six Months
	Ended	Fiscal Years Ended
	December 31,	June 26,	June 27,
	1999	1999	1998
Net income (loss), in thousands
As reported	$121	$(1,466)	$(3,879)
Proforma	$(563)	$(1,316)	$(4,002)

Earnings (loss) per share – basic
As reported	$0.02	$(0.20)	$(0.54)
Proforma	$(0.08)	$(0.18)	$(0.55)

Earning (loss) per share – diluted
As reported	$0.01	$(0.20)	$(0.54)
Proforma	$(0.08)	$(0.18)	$(0.55)

NOTE 3 - EARNINGS (LOSS) PER SHARE

          Earnings (loss) per share are computed in accordance with SFAS No. 128, Earnings Per Share.  Basic earnings per share are computed using the weighted average number of common shares outstanding during each period.  Diluted earnings per share include the dilutive effect of common shares potentially issuable upon the exercise of stock options and warrants outstanding.  The following table reconciles the denominators used in computing basic and diluted earnings (loss) per share for the periods reported (in thousands):

	Year	Six Months
	Ended	Ended	Fiscal Years Ended
	December 31,	December 31,	June 26,	June 27,
	2000(1)	1999	1999(1)	1998(1)
Weighted average common shares outstanding	11,531	7,474	7,396	7,248
Effect of dilutive stock options and warrants	-	670	-	-
	11,531	8,144	7,396	7,248

(1)	We reported a loss for the period. No adjustment was made for the effect of stock options or warrants as the effect is anti-dilutive. Stock options and warrants outstanding totaled 2,145,316 shares at December 31, 2000; 1,452,009 shares at December 31, 1999; 1,590,807 shares at June 26, 1999; and 1,476,307 shares at June 27, 1998.

NOTE 4 – BALANCE SHEET INFORMATION

Valuation reserves for notes and accounts receivable were as follows (in thousands):

	Year	Six Months	Fiscal Years
	Ended	Ended	Ended
	December 31,	December 31,	June 26,	June 27,
	2000	1999	1999	1998
Beginning balance	$136	$146	$250	$238
Additions	143	-	20	12
Deductions	(79)	(10)	(124)	-
Ending balance	$200	$136	$146	$250

Additions to the reserves are charged to selling, general and administrative expense.  Deductions represent uncollectible accounts written off.

Major components of inventories are as follows (in thousands):

	December 31,	December 31,	June 26,
	2000	1999	1999
Raw materials	$5,229	$1,283	$1,129
Work-in-process	6,380	980	1,485
Finished goods	1,809	1,385	1,002
	$13,418	$3,648	$3,616

In accordance with generally accepted accounting principles we value our inventories at the lower of cost or market.  In the fourth quarter of 2000, we recorded a charge of $4.0 million for excess and obsolete inventory resulting from the severe downturn in the semiconductor capital equipment industry that began in the fourth quarter of 2000.  This amount is included in cost of sales for the fourth quarter and year ended December 31, 2000.

Property, plant and equipment were as follows (in thousands):

	December 31,	December 31,	June 26,
	2000	1999	1999
Leasehold improvements	$207	$175	$179
Machinery and equipment	3,746	2,869	3,042
Furniture and fixtures	1,790	1,045	877
	5,743	4,089	4,098
Less accumulated depreciation	(4,457)	(3,224)	(3,425)
	$1,286	$865	$673

Intangible assets and goodwill consisted of the following ( in thousands):

	December 31,	December 31,	June 26,
	2000(1)	1999	1999
Intellectual property	$42	$42	$-
Customer lists	1,000	-	-
Established work force	1,167	-	-
Developed products	1,820	-	-
Core products	5,000	-	-
Goodwill	7,205	-	-
	16,234	42	-
Less accumulated amortization	(4,314)	(11)	-
	$11,920	$31	$-

(1)	In accordance with generally accepted accounting principles, we evaluate our carrying values of long-lived assets and goodwill based on the analysis of future cash flows relative to the remaining amortization periods. As a result of the significant industry downturn, which began in the fourth quarter of 2000, we reduced the carrying value of certain intangible assets by $0.9 million and goodwill by $2.5 million.

NOTE 5 – INDEBTEDNESS

          In February 1998, we established a secured revolving credit facility with a bank.  Under the facility, we may borrow up to $5.0 million as determined by the borrowing base of eligible trade accounts receivable and certain inventory, conditioned upon meeting certain financial covenants, including maintaining certain levels of monthly and quarterly earnings and quarterly tangible net worth.   The facility is secured by most of our assets.  The agreement prohibits us from paying cash dividends without the bank’s consent.  Borrowings bear interest at 1.5% over the bank’s prime rate, which was 9.5% at December 31, 2000, for a borrowing rate of 11.0%.  We had no borrowings outstanding under this line at December 31, 2000.  The bank line expired in February 2001.

          In December 2000, we established a secured revolving credit facility with another bank.  Under the facility, we may borrow up to $1.0 million as determined by the borrowing base of eligible Aseco trade accounts receivable.  Interest on the line, at our election, is based on either the bank’s prime rate (as defined) or eurodollar rate (as defined).  The facility is secured by a $1.0 million bank certificate of deposit.  We had no borrowings outstanding under this line at December 31, 2000.

NOTE 6 - LONG-TERM DEBT

          Long-term debt and financing obligations consist of the following (in thousands):

	December 31,	December 31,	June 26,
	2000	1999	1999
Equipment lease agreements	$68	$121	$84
Less current obligations	(31)	(51)	(51)
Total long- term debt	$37	$70	$33

          We have one equipment lease agreement, bearing interest at approximately 7% for a Fadal Machining Center used in our manufacturing process.  In addition, we have capital lease agreements bearing interest at approximately 8% for a telephone system and equipment in our Phoenix facility.  Capitalized lease amounts included in property, plant and equipment at December 31, 2000 were $217,000, at December 31, 1999  $303,000, and at June 26, 1999 $234,000, with accumulated depreciation of $148,000, $184,000, and $154,000 for the same periods.

          Cash paid for interest was $354,000 $5,000, $8,000 and $23,000 for 2000, the six months ended December 31, 1999, and fiscal years 1999 and 1998, respectively.

          Payments due under debt obligations at December 31, 2000 were as follows: 2001 - $31,000; 2002 - $26,000; 2003 - $25,000; and 2004 - $11,000.

NOTE 7 - INCOME TAXES

          The Company had income for the six-month transition period ended December 31, 1999 and incurred losses for the year ended December 31, 2000, fiscal 1999, and 1998 and recorded no provision for income taxes.

          The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense recorded in the consolidated financial statements is as follows:

	Year	Six Months
	Ended	Ended	Fiscal Years Ended
	Dec. 31,	Dec. 31,	June 26,	June 27,
	2000	1999	1999	1998
Tax (benefit) at statutory rate	(35.0)%	35.0%	(35.0)%	(35.0)%
Effect of graduated tax rates	1.0	(1.0)	1.0	1.0
State taxes	-	-	-	-
Nondeductible items - goodwill	17.0	-	-	-
Adjustment to valuation allowance	17.0	(34.0)	34.0	34.0
	0.0%	0.0%	0.0%	0.0%

          As of December 31, 2000, we had federal and state net operating loss (NOL) carryforwards totaling approximately $55.1 million and tax credit carryforwards of approximately $67,000 which can be used to reduce future taxable income.  Such tax loss and tax credit carryforwards begin to expire in 2004.

          We believe that our initial public offering in October 1993, combined with prior events, resulted in an “ownership change” of our company as defined in Section 382 of the Internal Revenue Code and the Regulations issued thereunder (Section 382).  Pursuant to Section 382, our ability to use our NOLs originating prior to the initial public offering, accounting for approximately $7.8 million of the NOLs, is subject to certain restrictions including an annual limitation of approximately $0.9 million.  Future changes in ownership of the Company may place limitations on losses incurred subsequent to the intial public offering.

          We have recorded a total valuation reserve on deferred tax assets due to uncertainity of their ultimate realization as follows:

	December 31	December 31	June 26
	2000	1999	1999
Net operating loss	$22,025	$13,135	$13,175
Inventories	4,235	1,750	1,770
Accrued expenses	570	190	245
Deferred profit	1,330	-	-
Other	200	165	180
Valuation allowance	(28,360)	(15,240)	(15,370)
	-	-	-

NOTE 8 - PREFERRED STOCK

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

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

          Total rent expense charged to operations, primarily for facilities and equipment was $1,376,000, for the year ended December 31, 2000, $316,000 in the six-month transition period ended December 31, 1999,  $583,000 in fiscal 1998 and $767,000 in fiscal 1998.

          The future minimum rental payments at December 31, 2000, due under noncancelable operating leases, are as follows: 2001 - $756,000; 2002 - $719,000; 2003 - $677,000; 2004 - $623,000; 2005 - $489,000; thereafter -$617,000.

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

NOTE 10 - STOCK OPTION AND BONUS PLANS AND WARRANTS TO PURCHASE COMMON STOCK

          In May 1995 and August 1995, our board of directors amended the April 1993 Incentive Stock Option Plan for key employees and reserved an additional 500,000 shares and 250,000 shares respectively for a total of 1,250,000 shares of common stock for issuance under the Plan at fair market value at the date of grant.  In September 1999, our board of directors reserved an additional 1,050,000 shares for a total of 2,300,000 shares of common stock for issuance under the Plan at fair market at the date of grant.  The shareholders have approved all of these amendments.  The options expire five to ten years from the date of grant and generally vest over a two-year or four-year period.  If an individual ceases employment, he/she has one month to exercise vested options granted prior to June 8, 1994 or 90 days for options granted on or after June 8, 1994.  Options granted in excess of the $100,000 annual IRS limitations become non-qualified.

          In fiscal 1996, our board of directors and our shareholders approved the Stock Option Plan for Outside Directors and reserved 300,000 shares of common stock for issuance under the Plan.  Each person who becomes an outside director will automatically be granted an option to purchase 10,000 shares.  In addition, each outside director will also automatically be granted an option to purchase 10,000 shares immediately upon each reelection as a director, or on the anniversary of the prior year’s grant in any year in which there is no meeting of the stockholders at which directors are elected.  The period within which an option must be exercised will be the earlier of (1) ten years from the date of the grant, or (2) the date which is one year after the director ceases to be a director for any reason, provided that if a director voluntarily declines to stand for re-election after the age of 60, he shall not be required to exercise his options within one year after he ceases to be a director and shall continue to vest in his options after he ceases to be a director.  The exercise price for each option will be the fair market value of the stock on the date of grant, and each option will generally vest over a two-year period at 50 percent per year.

          On January 31, 2000, we converted 594,744 Aseco options into our option plan pursuant to the merger agreement (see Note 12).

          We have also reserved 150,000 shares of common stock for the grant of non-qualified stock options for outside directors, consultants, advisors and employees.

          Shares subject to options under these were as follows:

Options	Shares	Exercise Price Range	Weighted Average Exercise Price Per Share
Outstanding at June 28, 1997	895,000	$2.00 to $7.50	$2.89

Granted (fair value $1.27 per share)	349,000	$1.56 to $4.81	$3.62
Exercised	(20,000)	$2.00 to $3.63	$2.81
Expired	(16,000)	$2.63 to $3.00	$2.81

Outstanding at June 27, 1998	1,208,000	$1.56 to $7.50	$3.11

Granted (fair value $0.68 per share)	461,500	$1.00 to $1.94	$1.17
Expired	(347,000)	$2.38 to $7.00	$4.78

Outstanding at June 26, 1999	1,322,500	$1.00 to $7.50	$2.00

Granted (fair value $2.99 per share)	200,500	$2.25 to $5.44	$4.26
Exercised	(69,991)	$1.22 to $3.31	$2.26
Expired	(1,000)	3.56	$3.56

Outstanding at December 31, 1999	1,425,009	$1.00 to $7.50	$2.30

Granted (fair value $5.98 per share)	694,500	$6.06 to $11.25	$7.14
Aseco Converted Options	594,744	$1.18 to $8.00	$1.54
Exercised	(494,514)	$1.12 to $8.00	$1.66
Expired	(101,453)	$1.18 to $9.00	$5.29

Outstanding at December 31, 2000	2,145,316	$1.00 to $11.25	$3.66

Exercisable at December 31, 2000	1,064,699	$1.00 to $7.50	$2.13

          Options outstanding at December 31, 2000 had exercise prices ranging from $1.00 to $11.25 per share as summarized in the following table:

	Number	Weighted	Weighted	Number
Range of	Outstanding	Average	Average	Exercisable
Exercise	at Dec. 31,	Remaining	Exercise	at Dec. 31,
Prices	2000	Life	Price Per Share	2000

$1.00 to $1.62	661,781	4.0 years	$1.22	396,308
$1.94 to $2.63	476,250	4.5 years	$2.07	447,375
$3.25 to $4.31	299,785	7.0 years	$3.76	200,266
$5.44 to $8.00	650,500	9.5 years	$6.71	20,750
$9.25 to $11.25	57,000	9.5 years	$9.95	-
$1.00 to $11.25	2,145,316	6.5 years	$3.66	1,064,699

          In February 1996, the board of directors adopted the Employee Stock Purchase Plan and reserved 300,000 shares of common stock for issuance under the Plan.  Eligible employees can elect under the Plan to contribute between two percent and ten percent of their base pay each plan year (June 1 - May 31) to purchase shares of common stock at a price per share equal to 85 percent of market value on the first day of the plan year or the last day of the plan year, whichever is lower.  Employee contributions are deducted from their regular salary or wages.  The maximum number of shares that can be purchased by an employee in any plan year is 1,000 shares.  For the year ended December 31, 2000, 46,447 shares were issued under the plan at prices ranging from $1.90 to $4.83, a weighted average price of $2.63.  During the 1999 six-month transition period, no shares were issued under the plan.   During fiscal 1999, 22,622 shares were issued under the plan at prices ranging from $0.45 to $1.06, a weighted average price of $1.04 per share.  During fiscal 1998, 18,658 shares were issued under the plan at a price of $1.17 per share.  Approximately 196,300 shares remain reserved for future issuances.

          In fiscal 1997, we adopted SFAS No. 123, Accounting for Stock-Based Compensation.  As permitted by SFAS No. 123, we have elected to continue following the guidance of APB Opinion No. 25 for measurement and recognition of stock-based transactions with employees.  Because stock options have been granted at exercise prices at least equal to the fair market value of the stock at the grant date, no compensation cost has been recognized for stock options issued to employees under the stock option plans.  If compensation cost for our stock option and employee stock purchase plans had been determined based on the fair value at the grant dates, consistent with the method provided in SFAS No. 123, our net income (loss) and earnings (loss) per share would have been as follows:

	Year	Six Months
	Ended	Ended	Fiscal Years Ended
	Dec. 31	Dec. 31	June 26	June 27
	2000	1999	1999	1998
Net income (loss), in thousands
As reported	$(15,453)	$121	$(1,466)	$3,879
Proforma	$(16,740)	$(153)	$(1,652)	$(4,077)
Earnings (loss) per share – basic
As reported	$(1.34)	$0.02	$(0.20)	$(0.54)
Proforma	$(1.45)	$(0.02)	$(0.22)	$(0.56)
Earnings (loss) per share- diluted
As reported	$(1.34)	$0.01	$(0.20)	$(0.54)
Proforma	$(1.45)	$(0.02)	$(0.22)	$(0.56)

          The fair value of options granted under the stock option and employee stock purchase plans for the year ended December 31, 2000, and the six-month transition period ended December 31, 1999, and fiscal 1999 and 1998 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions and results:

	Year	Six Months
	Ended	Ended	Fiscal Years Ended
	Dec. 31,	Dec. 31,	June 26,	June 27,
	2000	1999	1999	1998
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	107.02%	118.84%	88.48%	60.62%
Risk-free interest rate	6.31%	5.67%	4.77%	6.00%
Expected life of options	3.5 years	3.5 years	3.0 years	3.1 years

          In November 1999, we issued 9,991 shares of common stock for the exercise of options to purchase 9,991 shares of common stock and received in exchange 2,600 shares previously owned by the option holder to fund the exercise.  Accordingly, there were no cash proceeds from this transaction.

          In December 1999, we issued 16,638 shares of common stock pursuant to the net exercise of 50,942 warrants and we issued 30,696 shares of common stock pursuant to the net exercise of 139,865 warrants.  There were no cash proceeds from the conversion of the warrants to common stock as the transactions were cashless conversions in which the exercise was funded by shares surrendered, as provided for in the terms of the warrant agreements.

NOTE 11 - SEGMENT, GEOGRAPHIC, CUSTOMER INFORMATION AND CONCENTRATION OF CREDIT RISK

          We operate in one industry segment supplying automated test handlers to the semiconductor industry.  Net sales to customers located in the three geographic regions in which we operate are summarized as follows (in thousands):

	Year	Six Months
	Ended	Ended	Fiscal Years Ended
	Dec. 31,	Dec. 31,	June 26,	June 27,
	2000	1999	1999	1998
United States	$22,123	$3,556	$5,379	$8,051
Asia	26,382	7,347	9,205	7,091
Europe	1,397	453	587	1,833
	$49,902	$11,356	$15,171	$16,975

          We do not hold a material amount of long-lived assets outside of the United States.

          During the year ended December 31, 2000, one customer accounted for approximately 14% of net sales.  During the six-month transition period ended December 31, 1999, one customer accounted for approximately 19% of net sales.  During fiscal 1999, one customer accounted for 27% of net sales. During fiscal 1998, no single customer accounted for more than 10% of net sales.

NOTE 12 – ACQUISITION

          On January 31, 2000, we completed the acquisition of Aseco Corporation, a Massachusetts-based manufacturer of singulated handling equipment for the back-end of the semiconductor manufacturing process.  The acquisition was structured as a stock-for-stock purchase and Aseco is now a wholly-owned subsidiary of MCT.  The purchase price totaled $24.0 million, consisting of 2.6 million shares of ourcommon stock valued at $22.5 million issued to former Aseco shareholders and $1.5 million of acquisition-related costs.

          The acquisition was accounted for using the purchase method of accounting.  The results of operations of Aseco are included in our consolidated financial statements beginning January 31, 2000.  The purchase price has been allocated based on the estimated fair values of net assets acquired at the date of acquisition.  The excess of purchase price over net assets acquired, amounting to $9.7 million, has been allocated to goodwill, and is being amortized using a straight line method over the estimated useful life of five years.  Other intangible assets, including established workforce, customer list, and core and developed technology, totaling $9.9 million are being amortized using the straight-line method over the estimated useful lives of two to five years.

          The following unaudited pro forma information presents a summary of combined results of operations of MCT and Aseco as if the acquisition had occurred on June 28, 1998, along with certain pro forma adjustments to give effect to amortization of goodwill and other intangible assets.  The pro forma results for fiscal year ended June 26, 1999 were derived using Aseco’s audited results for its fiscal year ended March 28, 1999.  The pro forma information also does not attempt to show how we would actually have performed on a combined basis had the companies been combined throughout these periods.  The following pro forma information, therefore, although helpful in illustrating the financial characteristics of our combined company under one set of assumptions, does not attempt to predict or suggest future results (in thousands, except per share data):

	Six Months	Fiscal Year
	Ended	Ended
	Dec. 31,	June 26,
	1999	1999
Net sales	$22,564	$33,476
Net loss	$(3,266)	$(19,247)
Net loss per share – basic and diluted	$(0.31)	$(1.86)
Weighted average common shares – basic & diluted	10,404	10,326

NOTE 14 – SUBSEQUENT EVENT

          On February 21, 2001, in response to the downturn in the semiconductor capital equipment market, we announced plans to consolidate the manufacturing and operation functions currently performed in our Marlborough, Massachusetts facility to our St. Paul, Minnesota facility, resulting in reductions in headcount, as well as other cost reduction initiatives which will result in a restructuring charge in the first quarter of 2001.  The aggregate amount of this charge has not yet been determined.

SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of St. Paul, State of Minnesota, on March 30, 2001.

MICRO COMPONENT TECHNOLOGY, INC.
By:	/s/ Roger E. Gower
Roger E. Gower
President, Chief Executive Officer
Chairman of the Board and Director

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 30, 2001.

Signature	Capacity

/s/Roger E. Gower	President, Chief Executive Officer Chairman of the Board and Director
Roger E. Gower

/s/Jeffrey S. Mathiesen	Vice President of Finance/Administration, Chief Financial Officer, Treasurer
Jeffrey S. Mathiesen

/s/D. James Guzy	Director
D. James Guzy

/s/Donald J. Kramer	Director
Donald J. Kramer

/s/David M. Sugishita	Director
David M. Sugishita

/s/Donald R. VanLuvanee	Director
Donald R. VanLuvanee

/s/Patrick Verderico	Director
Patrick Verderico

/s/Sebastian J. Sicari	Director
Sebastian J. Sicari

/s/Dr. Sheldon Buckler	Director
Dr. Sheldon Buckler

INDEX TO EXHIBITS

(a)3. Exhibits
3A.	Bylaws of MCT. (7)
3B.	Articles of Incorporation of MCT. (7)
4.	Specimen Certificate of Common stock. (1)
10A.	Form of Non-Competition Agreement between MCT and certain senior executive officers. (1)
10B.	Stock Purchase Agreement and Commission Agreement between MCT and Cardine & Levy, dated September 25, 1995. (3)
10C.	Employment Agreement with Roger E. Grower dated March 28, 1995. (2)
10D.	Employment Agreement with Dennis L. Nelson dated May 30, 1996. (5)
10E.	Employee Stock Purchase Plan. (4)
10F.	Stock Option Plan for Outside Directors as amended through April 29, 1999. (6)
10G.	Incentive Stock Option Plan as amended through September 27, 1999. (13)
10H.	Former Aseco Corp. 1986 Incentive Stock Option Plan. (13)
10I.	Former Aseco Corp. 1993 Omnibus Stock Plan. (13)
10J.	Former Aseco Corp. 1993 Non-Employee Director Stock Option Plan. (13)
10K.	Lease for MCT’s corporate headquarters dated October 16, 1996. (6)
10L.	Lease for space in Marlborough, Massachusetts dated April 13, 1993. (12)
10M.	Credit and Security Agreement, dated February 17, 1998 between Norwest Business Credit, Inc. and Micro Component Technology, Inc. (8)
10N.	Credit and Security Agreement, dated February 17, 1998 between Norwest Bank Minnesota, N.A. and Micro Component Technology, Inc. (8)
10O.	First Amendment to Credit and Security Agreement, dated October 22, 1998 between Norwest Business Credit, Inc. and Micro Component Technology, Inc. (9)
10P.	First Amendment to Credit and Security Agreement, dated October 22, 1998 between Norwest Bank Minnesota, N.A. and Micro Component Technology, Inc. (9)
10Q.	Second Amendment to Credit and Security Agreement (Eximbank Guaranteed Loan), dated February 16, 1999 between Norwest Bank Minnesota N.A. and Micro Component Technology, Inc. (10)
10R.	Second Amendment to Credit and Security Agreement, dated May 6, 1999 between Wells Fargo Business Credit, Inc. and Micro Component Technology, Inc. (10)
10S.	Third Amendment to Credit and Security Agreement, dated 20, 2000 between Wells Fargo Business Credit, Inc. and Micro Component Technology, Inc. (14)
10T.	Third Amendment to Credit and Security Agreement (Eximbank Guaranteed Loan), dated June 20, 2000, between Norwest Bank Minnesota N.A. and Micro Component Technology, Inc. (14)
10U.	Warrant Purchase Agreement dated July 11, 1992. (1)
10V.	Second Common Stock Warrant Purchase Agreement dated August 10, 1993. (1)
10W.	Demand Loan Agreement dated December 21, 2000 between Citizens Bank of Massachusetts and Micro Component Technology, Inc. (filed herewith)
21.	Revised Listing of Subsidiaries of Micro Component Technology, Inc. (14)
23.1	Consent of Deloitte & Touche LLP. (filed herewith)

(1)	Incorporated by reference to the exhibits to the registration statement on Form S-1 filed by MCT on August 24, 1993, as amended, SEC File Number 33-67846.
(2)	Incorporated by reference to the report on Form 10-Q filed by MCT for the quarter ended March 25, 1995, SEC File No. 0-22384.
(3)	Incorporated by reference to the report on Form 10-Q filed by MCT for the quarter ended September 30, 1995, SEC File No. 0-22384.
(4)	Incorporated by reference to the exhibits to the Post-Effective Amendment to Registration Statement on Form S-8 filed by MCT on July 15, 1996, as amended, SEC File No. 33-85766.
(5)	Incorporated by reference to the exhibits to the report on Form 10-K filed by MCT for the fiscal year ended June 29, 1996, SEC File No. 0-22384.
(6)	Incorporated by reference to the report on Form 10-Q filed by MCT for the quarter ended September 28, 1996, SEC File No. 0-22384.
(7)	Incorporated by reference to the exhibits to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed by MCT on November 18, 1996, SEC File No 33-98940.
(8)	Incorporated by reference to the report on Form 10-Q filed by MCT for the quarter ended March 28, 1998, SEC File No. 0-22384.
(9)	Incorporated by reference to the report on Form 10-Q filed by MCT for the quarter ended September 26, 1998, SEC File No. 0-22384.
(10)	Incorporated by reference to the report on Form 10-Q filed by MCT for the quarter ended March 27, 1999, SEC File No. 0-22384.
(11)	Incorporated by reference to the report on Form 10-K/A filed by MCT for the fiscal year ended June 26, 1999, SEC File No. 0-22384.
(12)	Incorporated by reference to the Registration Statement on Form S-1, as amended, filed by Aseco Corporation on January 29, 1993, SEC File No. 33-57644.
(13)	Incorporated by reference to the exhibits to the Registration Statement on Form S-8 filed by MCT on January 31, 2000, SEC File No. 333-95765.
(14)	Incorporated by reference to the report of From 10-K filed by MCT for the transition period ended December 31, 1999 filed by MCT on June 30, 2000, SEC File No. 0-22384.