Form 10-Q
period 2001-03-31
MICRO COMPONENT TECHNOLOGY INC
filed 2001-05-04
CIK 911149

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

    The number of shares outstanding of the Registrant's Common Stock, as of May 3, 2001 was 14,020,189.

Page 1 of 15 pages

MICRO COMPONENT TECHNOLOGY, INC.

FORM 10-Q

TABLE OF CONTENTS

MICRO COMPONENT TECHNOLOGY, INC.

FORM 10-Q
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)
(Unaudited)

	March 31, 2001	December 31, 2000
Assets
Current assets
Cash and cash equivalents	$7,417	$12,047
Accounts receivable, less allowance for doubtful accounts of $200 and $200, respectively	9,306	11,905
Inventories:
Raw	7,290	5,229
Work in process	6,419	6,380
Finished goods	1,285	1,809
Other	335	371

Total current assets	32,052	37,741
Property, plant and equipment, net	1,216	1,286
Goodwill and other intangible assets, net	11,051	11,920
Other assets	73	76

Total assets	$44,392	$51,023

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,198	$6,956
Deferred profit	2,965	3,333
Accrued warranty	715	777
Other accrued liabilities	4,425	4,297
Current portion of accrued restructuring costs	1,277	—
Current portion of long-term debt	27	31

Total current liabilities	13,607	15,394
Long-term debt	31	37
Long-term portion of accrued restructuring costs	778	—
Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 authorized, 13,972,023 and 13,949,974 issued, respectively	140	139
Additional paid-in capital	87,959	87,942
Cumulative other comprehensive loss	(69)	(69)
Accumulated deficit	(58,054)	(52,420)

Total stockholders' equity	29,976	35,592

Total liabilities and stockholders' equity	$44,392	$51,023

See notes to unaudited condensed consolidated financial statements

MICRO COMPONENT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31, 2001	April 1, 2000
Net sales	$9,329	$8,220
Cost of sales	5,670	3,882

Gross profit	3,659	4,338
Operating expenses:
Selling, general and administrative	3,294	3,138
Research and development	2,888	1,870
Amortization of intangible assets	879	784
Restructuring charge	2,331	—

Total operating expenses	9,392	5,792

Loss from operations	(5,733)	(1,454)
Interest income	112	21
Interest expense	(2)	(38)
Other, net	(11)	(21)

Total interest and other	99	(38)

Loss before cumulative effect of change in accounting principle	(5,634)	(1,492)
Cumulative effect of change in accounting principle	—	(1,264)

Net loss	$(5,634)	$(2,756)

Net loss per share, basic and diluted:
Continuing operations	$(0.40)	$(0.15)
Cumulative effect of change in accounting principle	—	(0.13)

Net loss	$(0.40)	$(0.28)

Weighted average common and equivalent shares outstanding:
Basic and diluted	13,952	9,905

See notes to unaudited condensed consolidated financial statements

MICRO COMPONENT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2001	April 1, 2000
Cash flows from operating activities:
Net loss	$(5,634)	$(2,756)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,072	960
Changes in assets and liabilities:
Accounts receivable	2,599	(2,606)
Inventories	(1,576)	(565)
Other current assets	29	342
Accounts payable	(2,758)	1,411
Accrued restructuring costs	2,055	—
Other accrued liabilities	(302)	2,495

Net cash used in operating activities	(4,515)	(719)
Cash flow from investing activities:
Additions to property, plant and equipment	(123)	(20)
Payment for acquisitions, net of cash acquired	—	(359)

Net cash used in investing activities	(123)	(379)
Cash flows from financing activities:
Payments of long-term debt	(10)	(17)
Increase in line of credit	—	919
Proceeds from issuance of stock, net	18	791

Net cash provided by financing activities	8	1,693

Net increase (decrease) in cash and cash equivalents	(4,630)	595
Cash and cash equivalents at beginning of period	12,047	1,045

Cash and cash equivalents at end of period	$7,417	$1,640

Supplemental disclosure:
Noncash investing and financing activities:
Stock issued for acquisition of Aseco Corporation	$—	$23,200

See notes to unaudited condensed consolidated financial statements

MICRO COMPONENT TECHNOLOGY, INC.

FORM 10-Q

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. INTERIM FINANCIAL STATEMENTS

    The accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2001 have been prepared in accordance with the instructions for SEC Form 10-Q and, accordingly, do not include all disclosures required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.

    Interim unaudited financial results should be read in conjunction with the audited financial statements included in the SEC Report on Form 10-K, for the period ended December 31, 2000.

    The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the operating results to be expected for the full year.

2. CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

    In December 1999, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, which, among other things, establishes the SEC's interpretation that if uncertainty exists about customer acceptance of a product, revenue should not be recognized until acceptance occurs. Customer acceptance provisions may be included in a contract to enforce a customer's right to (1) test the delivered product, (2) require the seller to perform additional services subsequent to delivery of an initial product or performance of an initial service, such as a seller is required to install or activate delivered equipment, or (3) identify other work necessary to be done before accepting the product. The SEC presumes that such contractual customer acceptance provisions are substantive, bargained-for terms of an arrangement. Accordingly, when such contractual customer acceptance provisions exist, the SEC generally believes that the seller should not recognize revenue until customer acceptance occurs or the acceptance provisions lapse.

    In the fourth quarter of 2000 we changed the method of recognizing revenue to comply with SAB 101. As a result of this change, we reported a change in accounting principle in accordance with APB Opinion No. 20 (APB 20), Accounting Changes, by a cumulative effect adjustment. Because we are a calendar year entity that adopted SAB 101 in the fourth quarter of 2000, the cumulative effect of the change was included in the first quarter of 2000 pursuant to APB 20 which requires that the change be made as of the beginning of the year (January 1, 2000) and that financial information for pre-change interim periods be restated by applying SAB 101 to those periods. Accordingly, the results for the first quarter ended April 1, 2000 have been restated pursuant to the adoption of SAB 101.

3. EARNINGS PER SHARE

    Earnings per share are computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. Basic earnings per share are computed using the weighted average number of common shares outstanding during each period. Diluted earnings per share include the dilutive effect of common shares potentially issuable upon the exercise of stock options outstanding.

The following table reconciles the denominators used in computing basic and diluted earnings per share:

	Three Months Ended
	March 31, 2001(1)	April 1, 2000(1)
	(in thousands)
Weighted average common shares outstanding	13,952	9,905
Effect of dilutive stock options and warrants	—	—

	13,952	9,905

(1)
We reported a loss for the periods indicated. No adjustments were made for the effect of stock options, which totaled 2,105,693 shares at March 31, 2001 and 1,626,616 shares at April 1, 2000, as the effect is antidiliutive.

4. REPORTING OF COMPREHENSIVE NET INCOME OR (LOSS)

    In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS), No. 130 Reporting Comprehensive Income which establishes standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. Under this standard, certain revenues, expenses, gains, and losses recognized during the period are included in comprehensive income (loss), regardless of whether they are considered to be results of operations of the period. During the three-month periods ended March 31, 2001 and April 1, 2000, total comprehensive loss equaled net loss as reported on the Consolidated Statements of Operations.

5. RESTRUCTURING CHARGE

    On February 21, 2001, in response to the downturn in the semiconductor capital equipment industry, we announced plans to consolidate the manufacturing and operation functions performed in our Marlborough, Massachusetts facility to our St. Paul, Minnesota facility, resulting in reductions in headcount, as well as other reduction initiatives which would result in a restructuring charge in the first quarter of 2001. This plan was later adjusted to transfer a portion of the manufacturing functions to our Penang, Malaysia facility.

    The restructuring charge resulting from the consolidation of operations and cost reduction measures initiated in the first quarter of 2001 totaled $2.3 million. This charge principally represents employee separation costs and costs related to idle facilities over the remaining lease term, which runs through April 2003. This restructuring affected a total of 73 employees principally in the areas of manufacturing and administration. The restructuring plan is expected to be completed in 2001. The following summarizes the charges related to this restructuring:

	Employee Separation Costs	Idle Facility Costs	Total
	(in thousands)
Restructuring charge for the first quarter ended March 31, 2001	$1,011	$1,320	$2,331
Utilization for the quarter ended March 31, 2001	(276)	—	(276)

Accrued restructuring costs at March 31, 2001	$735	$1,320	$2,055

6. ACQUISITION

    On January 31, 2000, we completed the acquisition of Aseco Corporation, a Massachusetts-based manufacturer of singulated handling equipment for the back-end of the semiconductor manufacturing process. The acquisition was structured as a stock-for-stock purchase and Aseco is now a wholly owned subsidiary of MCT. The purchase price totaled $24.0 million, consisting of 2.6 million shares of our common stock valued at $22.5 million issued to former Aseco shareholders and $1.5 million of acquisition-related costs.

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

    The following unaudited pro forma information presents a summary of combined results of operations of MCT and Aseco as if the acquisition had occurred at the beginning of the prior year period presented, along with certain pro forma adjustments to give effect to amortization of goodwill and other intangible assets as well as the adoption of SAB101 discussed in Note 2. The pro forma information does not attempt to show how we would have actually performed on a combined basis had the companies been combined throughout this period. The following pro forma information, therefore, although helpful in illustrating the financial characteristics of our combined company under one set of assumptions, does not attempt to predict or suggest future results.

Three Months Ended April 1, 2000
(in thousands, except per share data)
Net revenues	$8,575
Net loss	(4,861)
Net loss per share, basic and diluted	(0.45)

7. RECENT ACCOUNTING PRONOUNCEMENTS

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

    The demand for our products and services is dependent upon growth in the semiconductor industry and the increasing automation needs of semiconductor manufacturers and independent test and assembly facilities. In the fourth quarter of 2000, the semiconductor industry went into a sharp downturn and intensified through the first quarter of 2001, resulting in a significant adverse impact on our results for the first quarter of 2001. As a result of this downturn, we announced on February 21, 2001, plans to consolidate the manufacturing and operation functions performed in our Marlborough, Massachusetts facility to our St. Paul, Minnesota facility, resulting in reductions in headcount, as well as other reduction initiatives which would result in a restructuring charge in the first quarter of 2001. This plan was later adjusted to transfer a portion of the manufacturing functions to our Penang, Malaysia facility. The resulting restructuring charge from the consolidation of operations and cost reduction measures initiated in the first quarter of 2001 totaled $2.3 million. These charges principally represent employee separation costs and costs related to idle facilities over the remaining lease term, which runs through April 2003. The restructuring plan is expected to be completed in 2001.

    The downturn resulted in fourth quarter 2000 charges for inventory write-downs of approximately $4.0 million and impairment of intangible assets and goodwill of approximately $3.4 million, in addition to the first quarter 2001 restructuring charge of approximately $2.3, creating significant losses for the respective periods and decreasing our cash position. If the downturn continues to intensify or is prolonged, we may continue to incur significant cash losses and may incur additional charges for inventory write-down, asset impairment or restructuring, if and when further actions or impairments are identified.

    Acquisition of Aseco Corporation.  On January 31, 2000, we completed the acquisition of Aseco Corporation, a Massachusetts-based manufacturer of singulated handling equipment for the back-end of the semiconductor manufacturing process. The acquisition was structured as a stock-for-stock purchase and Aseco is now a wholly-owned subsidiary of MCT. The purchase price totaled $24.0 million, consisting of 2.6 million shares of our common stock valued at $22.5 million issued to former Aseco shareholders and $1.5 million of acquisition-related costs.

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

Results of Operations for the Three Months Ended March 31, 2001 and April 1, 2000

    Net sales for the three months ended March 31, 2001, increased $1.1 million or 13.5% to $9.3 million compared to $8.2 million for the three months ended April 1, 2000. Net shipments decreased $3.8 million to $8.3 million or 31.4% from shipments of $12.2 million in the prior year quarter. Product acceptance requirements related to product and customer mix resulted in a net increase to revenues over shipments in first quarter 2001, while these same factors caused a large percentage of the revenue of first quarter 2000 shipments to be deferred into future periods. Current year product shipments, especially capacity related singulated device handler products, were severely impacted by the downturn in the semiconductor capital equipment market. Shipments of our Tapestry and Smart Solutions strip-based products increased $3.7 million over the prior year period, while shipments of singulated device handler products decreased $6.2 million. We expect net sales to continue to be adversely impacted by the market downturn into the foreseeable future.

    Gross profit for the first quarter of 2001 decreased by $0.7 million to $3.7 million, or 39.2% of net sales, from $4.3 million, or 52.8% of net sales, for the comparable period in the prior year. The decrease in gross margin in the current year period primarily resulted from unabsorbed excess production costs associated with the industry downturn and a shift in product mix to lower margin products. We expect gross margins to continue to be adversely impacted by the market downturn, partially offset by the benefits of the consolidation of manufacturing operations initiated in the first quarter of 2001.

    Selling, general and administrative expense in the first quarter of 2001 was $3.3 million, or 35.3% of net sales, compared to $3.1 million, or 38.2% of net sales for the first quarter of 2000. The decrease in selling, general and administrative expense as a percentage of net sales in the current year is primarily attributed to the increased sales base in the current year period. We expect selling, general and administrative expense to decrease in future quarters as a result of the cost reduction actions initiated in the first quarter of 2001.

    Research and development expense for the first quarter of 2001 was $2.9 million, or 31.0% of net sales compared to $1.9 million, or 22.7% of net sales in the first quarter of 2000. The increase resulted from increased spending requirements for research and development projects related to new product initiatives. We expect research and development expense to decrease in future quarters as a result of the cost reduction actions initiated in the first quarter of 2001.

    Amortization expense totaled $0.9 million, or 9.4% of net sales for the three months ended March 31, 2001, versus $0.8 million, or 9.5% of sales in the prior year period. The increase is attributed to the intangible assets and goodwill generated by the acquisition of Aseco in January 2000.

    The restructuring charge resulting from the consolidation of operations and cost reduction measures initiated in the first quarter of 2001 totaled $2.3 million. This charge principally represents employee separation costs and costs related to idle facilities over the remaining lease term, which runs through April 2003. The restructuring plan is expected to be completed in 2001.

    Interest income for the first quarter of 2001 was $112,000 compared to $21,000 in the first quarter of 2000. This increase resulted from the investment in interest-bearing cash and cash equivalents of the net proceeds of our public offering in the third quarter of 2000. Interest expense totaled $2,000 in the current year's quarter, compared to $38,000 for the comparable period in the prior year. The decrease in interest expense is attributed to decreased borrowings under the lines of credit during the current year quarter.

    Net loss for the quarter ended March 31, 2001 was $5.6 million or $0.40 per share, as compared to a net loss of $2.8 million, or $0.28 per share in the prior year period.

Liquidity and Capital Resources

    The net loss and reductions in accounts payable were the primary uses of cash in the first quarter of 2001. The net loss and increases in working capital assets to support the business growth were the primary uses of cash in the first quarter of the prior year. Cash used in operations was $4.5 million in the first quarter of 2001 and $0.7 million in the first quarter 2000.

    Capital expenditures totaled $0.1 million during the three months ended March 31, 2001, versus $20,000 in the comparable period of 2000. Capital purchases were for specialized manufacturing and computer equipment in the current year period and primarily for computer equipment in the prior year period.

    Cash used in the acquisition of Aseco was $0.4 million in the quarter ended April 1, 2000.

    At March 31, 2001, we had cash and cash equivalents of $7.4 million, a current ratio of 2.4 and working capital of $18.4 million. At December 31, 2000, we had cash and cash equivalents of $12.0 million, a current ratio of 2.5 and working capital of $22.3 million.

    At March 31, 2001 we maintained an unused $1.0 million secured line of credit with a bank. Interest on the line, at our election, is based on either the bank's prime rate or Eurodollar rate. The amount available for borrowing is calculated as a percentage of eligible accounts receivable of Aseco, and borrowings are secured by a certificate of deposit with the bank.

    Our anticipated capital needs for the next twelve months are expected to be less than $1.0 million and concentrated in development of additional products and upgrading our management information systems. We believe that cash and cash equivalents on hand at March 31, 2001, funds available through our existing bank line and establishing additional lines of credit, if necessary, are sufficient to finance our continuing operations for at least the next twelve months, but that a prolonged or intensified market downturn, one or more additional business acquisitions or unforeseen changes in market conditions could cause us to seek additional financing sooner. We may acquire other companies, product lines or technologies that are complementary to our business and our working capital needs may change as a result of such acquisitions.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically had little impact on us. Inflation has not been a significant factor in our operations in any of the periods presented, and it is not expected to affect operations in the future. Our bank line of credit carries a variable interest rate. At March 31, 2001, we had no borrowings on our credit line; however, the need to borrow in the future could expose us to interest rate risk. At March 31, 2001, all of our outstanding long-term debt carries interest at a fixed rate. There is no material market risk relating to our bank lines or long-term debt.

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

RISK FACTORS

    Except for the historical information contained herein, certain of the matters discussed in this report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These "forward-looking statements" involve certain risks and uncertainties, including, but not limited to, the following: (1) the prolonged or intensified downturn in the semiconductor market which often has a disproportionately negative impact on manufacturers of semiconductor capital equipment, and which could cause us to continue to incur significant cash losses decreasing our cash and expose us to potential further charges for restructuring, excess and obsolete inventory and/or impairment of assets; (2) rapid changes in technology and in tester and handler products, which we must respond to successfully in order for our products to avoid becoming noncompetitive or obsolete; (3) customer acceptance of our new products, including the strip-based Tapestry handling systems and Smart Solutions products, and MCT 5117 and S900 singulated device handler products in which we have invested significant amounts of inventory; (4) possible loss of any of our key customers, who account for a substantial percentage of our business; (5) the possible adverse impact of competition in markets which are highly competitive; (6) the possible adverse impact of economic or political changes in markets we serve; (7) failure to realize the expected benefits of the MCT and Aseco merger; and (8) other factors detailed from time to time in our SEC reports, including but not limited to the discussion in the Management's Discussion & Analysis included in Form 10-K for the year ended December 31, 2000. All forecasts and projections in this report are "forward-looking statements," and are based on our current expectations of our near-term results, based on current information available pertaining to us, including risk factors discussed above. Actual results could differ materially.

MICRO COMPONENT TECHNOLOGY, INC.

FORM 10-Q

PART II. OTHER INFORMATION

Item 5. Other Information

    Restructuring Charge.  On February 21, 2001, in response to the downturn in the semiconductor capital equipment industry, we announced plans to consolidate the manufacturing and operation functions performed in our Marlborough, Massachusetts facility to our St. Paul, Minnesota facility, resulting in reductions in headcount, as well as other reduction initiatives which would result in a restructuring charge in the first quarter of 2001. This plan was later adjusted to transfer a portion of the manufacturing functions to our Penang, Malaysia facility.

    The restructuring charge resulting from the consolidation of operations and cost reduction measures initiated in the first quarter of 2001 totaled $2.3 million. This charge principally represents employee separation costs and costs related to idle facilities over the remaining lease term, which runs through April 2003. The restructuring plan is expected to be completed in 2001.

    Aseco Acquisition.  On January 31, 2000, we completed the acquisition of Aseco Corporation, a Massachusetts-based manufacturer of singulated handling equipment for the back-end of the semiconductor manufacturing process. The acquisition was structured as a stock-for-stock purchase and Aseco is now a wholly owned subsidiary of MCT. The purchase price totaled $24.0 million, consisting of 2.6 million shares of our common stock valued at $22.5 million issued to former Aseco shareholders and $1.5 million of acquisition-related costs.

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

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Reports on Form 8-K

  No reports on Form 8-K were filed during the quarter ended March 31, 2001.

MICRO COMPONENT TECHNOLOGY, INC.

FORM 10-Q

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICRO COMPONENT TECHNOLOGY, INC. Registrant
Dated: May 3, 2001	By:	/s/ ROGER E. GOWER Roger E. Gower President and Chief Executive Officer

And

Dated: May 3, 2001	By:	/s/ JEFFREY S. MATHIESEN Jeffrey S. Mathiesen Chief Financial Officer Chief Accounting Officer

QuickLinks

MICRO COMPONENT TECHNOLOGY, INC. FORM 10-Q TABLE OF CONTENTS
MICRO COMPONENT TECHNOLOGY, INC. FORM 10-Q PART I. FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS CONSOLIDATED BALANCE SHEETS (in thousands except share and per share data) (Unaudited)
MICRO COMPONENT TECHNOLOGY, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data) (Unaudited)
MICRO COMPONENT TECHNOLOGY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
MICRO COMPONENT TECHNOLOGY, INC. FORM 10-Q NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MICRO COMPONENT TECHNOLOGY, INC. FORM 10-Q ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
MICRO COMPONENT TECHNOLOGY, INC. FORM 10-Q PART II. OTHER INFORMATION
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
MICRO COMPONENT TECHNOLOGY, INC. FORM 10-Q SIGNATURES