Form 10-Q
period 2001-06-30
MICRO COMPONENT TECHNOLOGY INC
filed 2001-08-14
CIK 911149

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001
or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-22384

MICRO COMPONENT TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0985960 (IRS Employer Identification No.)

2340 West County Road C, St. Paul, MN 55113-2528
(Address of principal executive offices)

(651) 697-4000
(Registrant's telephone number)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes /x/  No / /

    The number of shares outstanding of the Registrant's Common Stock, as of August 10, 2001 was 14,057,070.

Page 1 of 18 pages

MICRO COMPONENT TECHNOLOGY, INC.

FORM 10-Q

MICRO COMPONENT TECHNOLOGY, INC.
FORM 10-Q
PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share data)
(Unaudited)

	June 30, 2001	December 31, 2000
Assets
Current assets
Cash and cash equivalents	$2,344	$12,047
Accounts receivable, less allowance for doubtful accounts of $200 and $200, respectively	7,175	11,905
Inventories:
Raw	7,759	5,229
Work in process	6,283	6,380
Finished goods	1,289	1,809
Other	510	371

Total current assets	25,360	37,741
Property, plant and equipment, net	975	1,286
Goodwill and other intangible assets, net	10,172	11,920
Other assets	73	76

Total assets	$36,580	$51,023

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,555	$6,956
Deferred profit	1,763	3,333
Accrued warranty	694	777
Other accrued liabilities	3,567	4,297
Current portion of accrued restructuring costs	730	—
Current portion of long-term debt	28	31

Total current liabilities	8,337	15,394
Long-term debt	27	37
Long-term portion of accrued restructuring costs	611	—
Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 authorized, 14,057,070 and 13,949,974 issued, respectively	141	139
Additional paid-in capital	88,123	87,942
Cumulative other comprehensive loss	(69)	(69)
Accumulated deficit	(60,590)	(52,420)

Total stockholders' equity	27,605	35,592

Total liabilities and stockholders' equity	$36,580	$51,023

    See notes to unaudited condensed consolidated financial statements

MICRO COMPONENT TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2001	July 1, 2000	June 30, 2001	July 1, 2000
Net sales	$7,404	$14,413	$16,733	$22,633
Cost of sales	4,220	7,569	9,890	11,451

Gross profit	3,184	6,844	6,843	11,182
Operating expenses:
Selling, general and administrative	2,863	4,357	6,157	7,495
Research and development	2,015	2,243	4,903	4,113
Amortization of intangible assets	879	1,174	1,758	1,958
Restructuring charge	—	—	2,331	—

Total operating expenses	5,757	7,774	15,149	13,566
Loss from operations	(2,573)	(930)	(8,306)	(2,384)
Interest income	41	23	153	44
Interest expense	(2)	(121)	(4)	(159)
Other, net	(2)	(21)	(13)	(42)

Total interest and other	37	(119)	136	(157)

Loss before cumulative effect of change in accounting principle	(2,536)	(1,049)	(8,170)	(2,541)

Cumulative effect of change in accounting principle	—	—	—	(1,264)

Net loss	$(2,536)	$(1,049)	$(8,170)	$(3,805)

Net loss per share, basic and diluted:
Continuing operations	$(0.18)	$(0.09)	$(0.58)	$(0.24)
Cumulative effect of change in accounting principle	—	—	—	(0.12)

Net loss	$(0.18)	$(0.09)	$(0.58)	$(0.36)

Weighted average common and equivalent shares outstanding:
Basic and diluted	14,018	11,067	13,985	10,486

See notes to unaudited condensed consolidated financial statements

MICRO COMPONENT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2001	July 1, 2000
Cash flows from operating activities:
Net loss	$(8,170)	$(3,805)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,163	2,394
Changes in assets and liabilities:
Accounts receivable	4,730	(5,997)
Inventories	(1,913)	(2,944)
Other current assets	(146)	155
Accounts payable	(5,401)	3,329
Accrued restructuring costs	1,381	—
Other accrued liabilities	(2,383)	2,977

Net cash used in operating activities	(9,739)	(3,891)
Cash flow from investing activities:
Additions to property, plant and equipment	(134)	(161)
Payment for acquisitions, net of cash acquired	—	(383)

Net cash used in investing activities	(134)	(544)
Cash flows from financing activities:
Payments of long-term debt	(13)	(35)
Increase in line of credit	—	3,923
Proceeds from issuance of stock, net	183	919

Net cash provided by financing activities	170	4,807

Net increase (decrease) in cash and cash equivalents	(9,703)	372
Cash and cash equivalents at beginning of period	12,047	1,045

Cash and cash equivalents at end of period	$2,344	$1,417

Supplemental disclosure:
Noncash investing and financing activities:
Stock issued for acquisition of Aseco Corporation	$—	$23,200

See notes to unaudited condensed consolidated financial statements

MICRO COMPONENT TECHNOLOGY, INC.

FORM 10-Q

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. INTERIM FINANCIAL STATEMENTS

    The accompanying unaudited condensed consolidated financial statements for the six months ended June 30, 2001 have been prepared in accordance with the instructions for SEC Form 10-Q and, accordingly, do not include all disclosures required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.

    Interim unaudited financial results should be read in conjunction with the audited financial statements included in the SEC Report on Form 10-K, for the period ended December 31, 2000.

    The results of operations for the six month period ended June 30, 2001 are not necessarily indicative of the operating results to be expected for the full year.

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

    In the fourth quarter of 2000 we changed the method of recognizing revenue to comply with SAB 101. As a result of this change, we reported a change in accounting principle in accordance with APB Opinion No. 20 (APB 20), Accounting Changes, by a cumulative effect adjustment. Because we are a calendar year entity that adopted SAB 101 in the fourth quarter of 2000, the cumulative effect of the change was included in the first quarter of 2000 pursuant to APB 20 which requires that the change be made as of the beginning of the year (January 1, 2000) and that financial information for pre-change interim periods be restated by applying SAB 101 to those periods. Accordingly, the results for the second quarter and the six months ended July 1, 2000 have been restated pursuant to the adoption of SAB 101.

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

    (in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2001(1)	July 1, 2000(1)	June 30, 2001(1)	July 1, 2000(1)
Weighted average common shares outstanding	14,018	11,067	13,985	10,486
Effect of dilutive stock options and warrants	—	—	—	—

	14,018	11,067	13,985	10,486

(1)
We reported a loss for the periods indicated. No adjustments were made for the effect of stock options, which totaled 2,149,761 shares at June 30, 2001 and 1,942,838 shares at July 1, 2000, as the effect is antidiliutive.

4. REPORTING OF COMPREHENSIVE NET INCOME OR (LOSS)

    In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS), No. 130 Reporting Comprehensive Income which establishes standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. Under this standard, certain revenues, expenses, gains, and losses recognized during the period are included in comprehensive income (loss), regardless of whether they are considered to be results of operations of the period. During the three-month periods ended June 30, 2001 and July 1, 2000 and the six month periods ended June 30, 2001 and July 1, 2000 total comprehensive loss equaled net loss as reported on the Consolidated Statements of Operations.

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

    The restructuring charge resulting from the consolidation of operations and cost reduction measures initiated in the first quarter of 2001 totaled $2.3 million. This charge principally represents employee separation costs and costs related to idle facilities over the remaining lease term, which runs through April 2003. This restructuring affected a total of 73 employees principally in the areas of manufacturing and administration. The restructuring plan is expected to be completed in 2001. The following table summarizes the charges related to this restructuring:

(in thousands)
	Employee Separation Costs	Idle Facility Costs	Total
Restructuring charge incurred in the first quarter ended March 31, 2001	$1,011	$1,320	$2,331
Utilization for the quarter ended March 31, 2001	(276)	—	(276)
Utilization for quarter ended June 30, 2001	(616)	(98)	(714)

Total utilization for the six months ended June 30, 2001	(892)	(98)	(990)

Accrued restructuring costs at June 30, 2001	$119	$1,222	$1,341

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

(in thousands, except per share data)

	Three Months Ended July 1, 2000	Six Months Ended July 1, 2000
Net revenues	$14,413	$22,988
Net loss	(1,049)	(5,910)
Net loss per share, basic and diluted	(0.09)	(0.56)

7. RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations after June 30, 2001. SFAS No. 142 establishes new standards for accounting for goodwill and intangible assets and will be adopted by the Company on January 1, 2002. Management has not completed its assessment of the impact the adoption of SFAS No. 141 and 142 will have on the Company's financial position and results of operations.

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

    The demand for our products and services is dependent upon growth in the semiconductor industry and the increasing automation needs of semiconductor manufacturers and independent test and assembly facilities. In the fourth quarter of 2000, the semiconductor industry went into a sharp downturn, which intensified throughout the first two quarters of 2001, resulting in a significant adverse impact on our results for the second quarter and first six months of 2001. As a result of this downturn, we announced on February 21, 2001, plans to consolidate the manufacturing and operation functions performed in our Marlborough, Massachusetts facility to our St. Paul, Minnesota facility, resulting in reductions in headcount, as well as other reduction initiatives which resulted in a restructuring charge in the first quarter of 2001. This plan was later adjusted to transfer a portion of the manufacturing functions to our Penang, Malaysia facility. The resulting restructuring charge from the consolidation of operations and cost reduction measures initiated in the first quarter of 2001 totaled $2.3 million. These charges principally represent employee separation costs and costs related to idle facilities over the remaining lease term, which runs through April 2003. The restructuring plan is expected to be completed in 2001.

    The downturn resulted in fourth quarter 2000 charges for inventory write-downs of approximately $4.0 million and impairment of intangible assets and goodwill of approximately $3.4 million, in addition to the first quarter 2001 restructuring charge of approximately $2.3, creating significant losses for the respective periods and decreasing our cash position. We stated in our Form 10-K for the year ended December 31, 2000 and our Form 10-Q for the quarter ended March 31, 2001 that if the market downturn continues to intensify or is prolonged, we may continue to incur significant cash losses and may incur additional charges for inventory write-down, asset impairment or restructuring, if and when further actions or impairments are identified. It is our opinion that the market downturn will continue at least throughout the remainder of this year. Therefore, we will be examining the potential for excess and obsolete inventories, impairment of intangibles and goodwill, severance costs related to workforce reductions, further consolidation of manufacturing operations and facilities, as well as other strategic restructuring initiatives as a result of this downturn. The steps necessary to perform this quantification are dependent on market and product strategy and identification of the optimal infrastructure for the company. We have begun the steps necessary to perform this analysis, which we expect to complete during the third quarter of this year. Subsequently, it is likely that, in the absence of significant improvement in market condition, this process will result in related charges in the third quarter of 2001.

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

Results of Operations for the Three Months Ended June 30, 2001 and July 1, 2000

    Net sales for the three months ended June 30, 2001, decreased $7.0 million or 48.6% to $7.4 million compared to $14.4 million for the three months ended July 1, 2000. Product acceptance requirements related to product and customer mix resulted in a net increase to revenues over shipments in second quarter 2001, while these same factors caused a large percentage of the revenue of second quarter 2000 shipments to be deferred into future periods. Current year product revenues, especially capacity related singulated device handler products, were severely impacted by the downturn in the semiconductor capital equipment market. Sales of our Tapestry and Smart Solutions strip-based products increased $1.3 million over the prior year period, while sales of singulated device handler products decreased $7.8 million. We expect net sales to continue to be adversely impacted by the market downturn into the foreseeable future.

    Gross profit for the second quarter of 2001 decreased by $3.6 million to $3.2 million, or 43.0% of net sales, from $6.8 million, or 47.5% of net sales, for the comparable period in the prior year. The decrease in gross margin in the current year period primarily resulted from the continued unabsorbed excess production costs associated with the industry downturn and in particular excess production costs related to our singulated products. Gross margin contribution improved on our Tapestry and Smart solutions product as a result of their increased sales levels over the prior year period. We expect gross margins to continue to be adversely impacted by the market downturn, partially offset by the benefits of the consolidation of manufacturing operations initiated in the first quarter of 2001, which realization will not fully occur until the third quarter of 2001.

    Selling, general and administrative expense in the second quarter of 2001 was $2.9 million, or 38.7% of net sales, compared to $4.4 million, or 30.2% of net sales for the second quarter of 2000. The decrease in expense for the current year quarter is a result of the cost reduction measures initiated in the first quarter of 2001. The increase in selling, general and administrative expense as a percentage of net sales in the current year is primarily attributed to the decreased sales base in the current year period.

    Research and development expense for the second quarter of 2001 was $2.0 million, or 27.2% of net sales, compared to $2.2 million, or 15.6% of net sales in the second quarter of 2000. The increase in research and development as a percentage of net sales in the current year is primarily attributed to the decreased sales base in the current year period.

    Amortization expense totaled $0.9 million, or 11.9% of net sales for the three months ended June 30, 2001, versus $1.2 million, or 8.1% of sales in the prior year period. The absolute decrease is attributed to the reductions in carrying values of intangible assets and goodwill which were identified in the fourth quarter of 2000 due to the industry downturn.

    Interest income for the second quarter of 2001 was $41,000 compared to $23,000 in the second quarter of 2000. This increase resulted from the investment in interest-bearing cash and cash equivalents of the net proceeds of our public offering in the third quarter of 2000. Interest expense totaled $2,000 in the current year's quarter, compared to $121,000 for the comparable period in the prior year. The decrease in interest expense is attributed to decreased borrowings under the lines of credit during the current year quarter.

    Net loss for the quarter ended June 30, 2001 was $2.5 million or $0.18 per share, as compared to a net loss of $1.0 million, or $0.09 per share in the prior year period.

Results of Operations for the Six Months Ended June 30, 2001 and July 1, 2000

    Net sales for the six months ended June 30, 2001, decreased $5.9 million or 26.1% to $16.7 million compared to $22.6 million for the six months ended July 1, 2000. Product acceptance requirements related to product and customer mix resulted in a net increase to revenues over shipments for the 2001 six month period while these same factors caused a large percentage of the revenue in the six month period of 2000 from shipments to be deferred into future periods. Current year product sales, especially capacity related singulated device handler products, continue to be severely impacted by the downturn in the semiconductor capital equipment market. Sales of our Tapestry and Smart Solutions strip-based products increased $3.8 million over the prior year period, while sales of singulated device handler products decreased $9.1 million from the comparable prior year period. We expect net sales to continue to be adversely impacted by the market downturn into the foreseeable future.

    Gross profit for the first six months of 2001 decreased by $4.4 million to $6.8 million, or 40.9% of net sales, from $11.2 million, or 49.4% of net sales, for the comparable period in the prior year. The decrease in gross margin in the current year period primarily resulted from the continued unabsorbed excess production costs associated with the industry downturn and in particular excess production costs related to our singulated products. Gross margin contribution improved on our Tapestry and Smart Solutions products as a result of their increased sales levels over the prior year period. We expect gross margins to continue to be adversely impacted by the market downturn, partially offset by the benefits of the consolidation of manufacturing operations initiated in the first quarter of 2001, which realization will not fully occur until the third quarter of 2001.

    Selling, general and administrative expense for the first six months of 2001 was $6.2 million, or 36.8% of net sales, compared to $7.5 million, or 33.1% of net sales for the first six months of 2000. The increase in selling, general and administrative expense as a percentage of net sales in the current year is primarily attributed to the decreased sales base in the current year period.

    Research and development expense for the first six months of 2001 was $4.9 million, or 29.3% of net sales, compared to $4.1 million, or 18.2% of net sales for the first six months of 2000. The increased spending in the current year is due to the inclusion of Aseco research and development costs in the full six months of 2001 versus five months in the prior year. The increase in research and development as a percentage of net sales in the current year is primarily attributed to the decreased sales base in the current year period.

    Amortization expense totaled $1.8 million, or 10.5% of net sales for the six months ended June 30, 2001, versus $2.0 million, or 8.7% of sales in the prior year period. The absolute decrease is attributed the reduction in carrying values of intangible assets and goodwill which were identified in the fourth quarter of 2000 due to the industry downturn.

    The restructuring charges resulting from the consolidation of operations and cost reduction measures initiated in the first quarter of 2001 totaled $2.3 million. This charge principally represents employee separation costs and costs related to idle facilities over the remaining lease term, which runs through April 2003. The restructuring plan is expected to be completed in 2001.

    Interest income for the six month period was $153,000 compared to $44,000 in the first six months of 2000. This increase resulted from the investment in interest-bearing cash and cash equivalents of the net proceeds of our public offering in the third quarter of 2000. Interest expense totaled $4,000 in the first six months, compared to $159,000 for the comparable period in the prior year. The decrease in interest expense is attributed to decreased borrowings under the lines of credit during the current year quarter.

    Net loss for the six-month period ended June 30, 2001 was $8.2 million or $0.58 per share, as compared to a net loss of $3.8 million, or $0.36 per share in the prior year period.

Liquidity and Capital Resources

    The net loss and reductions in accounts payable and other accrued liabilites were the primary uses of cash for the six month period ended June 30, 2001. The net loss and increases in working capital assets to support the business growth were the primary uses of cash in first six months of the prior year. Cash used in operations was $9.7 million for the six month period ended June 30, 2001 and $3.9 million in the comparable prior year period.

    Capital expenditures totaled $134,000 during the six months ended June 30, 2001, versus $161,000 in the comparable period of 2000. Capital purchases were for specialized manufacturing and computer equipment in the current year period and primarily for computer equipment in the prior year period.

    Cash used in the acquisition of Aseco was $0.4 million in the six month period ended July 1, 2000.

    At June 30, 2001, we had cash and cash equivalents of $2.3 million, a current ratio of 3.1 and working capital of $17.0 million. At December 31, 2000, we had cash and cash equivalents of $12.0 million, a current ratio of 2.5 and working capital of $22.3 million.

    At June 30, 2001 we maintained an unused $1.0 million secured line of credit with a bank. Interest on the line, at our election, is based on either the bank's prime rate or Eurodollar rate. The amount available for borrowing is calculated as a percentage of eligible accounts receivable of Aseco, and borrowings are secured by a certificate of deposit with the bank.

    Our anticipated capital needs for the next twelve months are expected to be less than $1.0 million and concentrated in development of additional products and upgrading our management information systems. As previously discussed, the market we service is experiencing a significant, protracted downturn, which has caused us to incur significant losses and has reduced our cash and working capital position. We have and will continue to implement cost reduction measures and restructure our operations in response to this downturn to minimize the impact to our working capital positions. We believe that cash and cash equivalents on hand at June 30, 2001, funds available through our existing bank line and establishing additional lines of credit, if necessary, are sufficient to finance our continuing operations at the significantly reduced levels, for the foreseeable future, but that a prolonged or intensified market downturn, one or more additional business acquisitions or unforeseen changes in market conditions could cause us to seek additional financing sooner. We may acquire other companies, product lines or technologies that are complementary to our business and our working capital needs may change as a result of such acquisitions.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically had little impact on us. Inflation has not been a significant factor in our operations in any of the periods presented, and it is not expected to affect operations in the future. Our bank line of credit carries a variable interest rate. At June 30, 2001, we had no borrowings on our credit line; however, the need to borrow in the future could expose us to interest rate risk. At June 30, 2001, all of our outstanding long-term debt carries interest at a fixed rate. There is no material market risk relating to our bank lines or long-term debt.

IMPACT OF ACCOUNTING STANDARDS

    In June 2001, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations after June 30, 2001. SFAS No. 142 establishes new standards for accounting for goodwill and intangible assets and will be adopted by the Company on January 1, 2002. Management has not completed its assessment of the impact the adoption of SFAS No. 141 and 142 will have on the Company's financial position and results of operations.

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

RISK FACTORS

    Except for the historical information contained herein, certain of the matters discussed in this report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These "forward-looking statements" involve certain risks and uncertainties, including, but not limited to, the following: (1) the prolonged or intensified downturn in the semiconductor market which often has had a disproportionately negative impact on manufacturers of semiconductor capital equipment, and which could cause us to continue to incur significant cash losses decreasing our cash and expose us to potential further charges for restructuring, excess and obsolete inventory and/or impairment of assets; (2) rapid changes in technology and in tester and handler products, which we must respond to successfully in order for our products to avoid becoming noncompetitive or obsolete; (3) customer acceptance of our new products, including the strip-based Tapestry handling systems and Smart Solutions products, and MCT 5117 and S900 singulated device handler products in which we have invested significant amounts of inventory; (4) possible loss of any of our key customers, who account for a substantial percentage of our business; (5) the possible adverse impact of competition in markets which are highly competitive; (6) the possible adverse impact of economic or political changes in markets we serve; and (7) other factors detailed from time to time in our SEC reports, including but not limited to the discussion in the Management's Discussion & Analysis included in Form 10-K for the year ended December 31, 2000. All forecasts and projections in this report are "forward-looking statements," and are based on our current expectations of our near-term results, based on current information available pertaining to us, including risk factors discussed above. Actual results could differ materially.

MICRO COMPONENT TECHNOLOGY, INC.

FORM 10-Q

PART II. OTHER INFORMATION

Item 4. Submission Of Matters To A Vote Of Security Holders

  (a)
  The Company's annual meeting of stockholders was held on June 21, 2001.

  (b)
  The following persons were elected directors of the Company to serve for a term of one year:

Roger Gower David M. Sugishita Dr. Sheldon Buckler	D. James Guzy Donald R VanLuvanee	Donald Kramer Patrick Verderico
  (c)
  The shareholders also voted to:

    •
    Approve an amendment to the Incentive Stock Option Plan to increase the number of shares reserved for issuance under the Plan from 2,300,000 to 2,600,000 shares. (12,426,691 affirmative votes; 817,445 negative votes; 56,670 abstention votes; zero broker non-vote).

    •
    Approve an amendment to the Stock Option Plan for Outside Directors to increase the number of shares reserved for issuance under the Plan from 300,000 to 450,000 shares. (12,390,139 affirmative votes; 856,811 negative votes; 53,856 abstention votes; zero broker non-vote).

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

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Reports on Form 8-K

  No
  reports on Form 8-K were filed during the quarter ended June 30, 2001.

MICRO COMPONENT TECHNOLOGY, INC.

FORM 10-Q

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICRO COMPONENT TECHNOLOGY, INC. Registrant
Dated: August 14, 2001	By:	/s/ ROGER E. GOWER Roger E. Gower President and Chief Executive Officer
And
Dated: August 14, 2001	By:	/s/ JEFFREY S. MATHIESEN Jeffrey S. Mathiesen Chief Financial Officer Chief Accounting Officer

QuickLinks

(Mark One)
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
MICRO COMPONENT TECHNOLOGY, INC. FORM 10-Q NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. INTERIM FINANCIAL STATEMENTS
2. CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
3. EARNINGS PER SHARE
4. REPORTING OF COMPREHENSIVE NET INCOME OR (LOSS)
5. RESTRUCTURING CHARGE
6. ACQUISITION
7. RECENT ACCOUNTING PRONOUNCEMENTS
MICRO COMPONENT TECHNOLOGY, INC. FORM 10-Q
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Results of Operations for the Three Months Ended June 30, 2001 and July 1, 2000
Results of Operations for the Six Months Ended June 30, 2001 and July 1, 2000
Liquidity and Capital Resources
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
IMPACT OF ACCOUNTING STANDARDS
RISK FACTORS
MICRO COMPONENT TECHNOLOGY, INC.
FORM 10-Q PART II. OTHER INFORMATION
Item 4. Submission Of Matters To A Vote Of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
MICRO COMPONENT TECHNOLOGY, INC. FORM 10-Q
SIGNATURES