Form 10-Q
period 2001-09-29
MICRO COMPONENT TECHNOLOGY INC
filed 2001-11-02
CIK 911149

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2001

OR

   ☐              TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ____________

Commission File No. 0-22384

MICRO COMPONENT TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Minnesota
41-0985960
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2340 West County Road C, St. Paul, MN 55113-2528

(Address of principal executive offices)

(651) 697-4000

(Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes         ☒            No           ☐

The number of shares outstanding of the Registrant's Common Stock, as of November 2, 2001 was 14,074,365.

MICRO COMPONENT TECHNOLOGY, INC.

FORM 10-Q

MICRO COMPONENT TECHNOLOGY, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

(Unaudited)

	September 29, 2001	December 31, 2000

Cash and cash equivalents	$3,035	$12,047
Accounts receivable, less allowance for doubtful accounts of $200 and $200, respectively	4,916	11,905
Inventories:
Raw	2,991	5,229
Work in process	2,031	6,380
Finished goods	898	1,809
Other	418	371
Total current assets	14,289	37,741

Property, plant and equipment, net	845	1,286
Goodwill and other intangible assets, net	-	11,920
Other assets	77	76

Total assets	$15,211	$51,023

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,740	$6,956
Deferred profit	1,548	3,333
Accrued warranty	735	777
Other accrued liabilities	3,192	4,297
Current portion of accrued restructuring costs	677	-
Current portion of long-term debt	28	31
Total current liabilities	7,920	15,394

Long-term debt	20	37
Long-term portion of accrued restructuring costs	445	-

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 authorized, none issued and outstanding	-	-
Common stock, $.01 par value, 20,000,000 authorized, 14,074,240 and 13,949,974 issued, respectively	141	139
Additional paid-in capital	88,144	87,942
Cumulative other comprehensive loss	(69)	(69)
Accumulated deficit	(81,390)	(52,420)
Total stockholders’ equity	6,826	35,592

Total liabilities and stockholders’ equity	$15,211	$51,023

See notes to unaudited condensed consolidated financial statements

MICRO COMPONENT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 29, 2001	Sept. 30, 2000	Sept. 29, 2001	Sept. 30, 2000

Net sales	$4,386	$14,320	$21,119	$36,953

Cost of sales:
Products	3,013	7,923	12,903	19,374
Inventory revaluation	8,092	-	8,092	-

Total cost of sales	11,105	7,923	20,995	19,374

Gross (loss) profit	(6,719)	6,397	124	17,579

Operating expenses:
Selling, general and administrative	2,347	4,263	8,504	11,758
Research and development	1,459	2,545	6,362	6,658
Amortization of intangible assets	874	1,175	2,632	3,133
Write-down of impaired intangible assets	9,298	-	9,298	-
Restructuring charge	113	-	2,444	-

Total operating expenses	14,091	7,983	29,240	21,549

Loss from operations	(20,810)	(1,586)	(29,116)	(3,970)

Interest income	10	115	163	159
Interest expense	(1)	(133)	(5)	(292)
Other, net	1	(9)	(12)	(51)

Total interest and other	10	(27)	146	(184)

Loss before cumulative effect of change in accounting principle	(20,800)	(1,613)	(28,970)	(4,154)

Cumulative effect of change in accounting principle	-	-	-	(1,264)

Net loss	$(20,800)	$(1,613)	$(28,970)	$(5,418)

Net loss per share, basic and diluted:

Continuing operations	$(1.48)	$(0.13)	$(2.07)	$(0.38)
Cumulative effect of change in accounting principle	–	-	-	(0.12)
Net loss	$(1.48)	$(0.13)	$(2.07)	$(0.50)

Weighted average common and equivalent shares outstanding:
Basic and diluted	14,062	12,082	14,011	10,765

                                              See notes to unaudited condensed consolidated financial statements

MICRO COMPONENT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	Sept. 29, 2001	Sept. 30, 2000

Cash flows from operating activities:
Net loss	$(28,970)	$(5,418)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	552	661
Amortization	2,632	3,133
Write-down of impaired intangible assets	9,298	-
Non-cash charge related to inventory revaluation	8,092	-
Changes in assets and liabilities:
Accounts receivable	6,989	(5,994)
Inventories	(594)	(4,912)
Other current assets	(58)	326
Accounts payable	(5,216)	3,106
Accrued restructuring costs	1,163	-
Other accrued liabilities	(2,932)	4,742

Net cash used in operating activities	(9,044)	(4,356)

Cash flow from investing activities:
Additions to property, plant and equipment	(152)	(283)
Payment for acquisitions, net cash acquired	-	(407)

Net cash used in investing activities	(152)	(690)

Cash flows from financing activities:
Payments of long-term debt	(20)	(51)
Increase in line of credit	-	314
Proceeds from issuance of stock, net	204	20,613

Net cash provided by financing activities	184	20,876

Net increase (decrease) in cash and cash equivalents	(9,012)	15,830

Cash and cash equivalents at beginning of period	12,047	1,045

Cash and cash equivalents at end of period	$3,035	$16,875

Supplemental disclosure:
Non-cash investing and financing activities:
Stock issued for acquisition of Aseco Corporation	$-	$23,200

See notes to unaudited condensed consolidated financial statements

MICRO COMPONENT TECHNOLOGY, INC.

FORM 10-Q

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.         INTERIM FINANCIAL STATEMENTS

            The accompanying unaudited condensed consolidated financial statements as of September 29, 2001 and for the three and nine months ended September 29, 2001 have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all disclosures required by generally accepted accounting principles for complete financial statements.  In our opinion, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.

            Interim unaudited financial results should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K, for the year ended December 31, 2000.

            The results of operations for the three and nine-months ended September 29, 2001 are not necessarily indicative of the operating results to be expected for the full year.

2.         CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

In December 1999, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, which, among other things, establishes the SEC’s interpretation that if uncertainty exists about customer acceptance of a product, revenue should not be recognized until acceptance occurs.  Customer acceptance provisions may be included in a contract to enforce a customer’s right to (1) test the delivered product, (2) require the seller to perform additional services subsequent to delivery of an initial product or performance of an initial service, such as a seller is required to install or activate delivered equipment, or (3) identify other work necessary to be done before accepting the product.  The SEC presumes that such contractual customer acceptance provisions are substantive, bargained-for terms of an arrangement.  Accordingly, when such contractual customer acceptance provisions exist, the SEC generally believes that the seller should not recognize revenue until customer acceptance occurs or the acceptance provisions lapse.

In the fourth quarter of 2000 we changed the method of recognizing revenue to comply with SAB 101.  As a result of this change, we reported a change in accounting principle in accordance with APB Opinion No. 20 (APB 20), Accounting Changes, by a cumulative effect adjustment.  Because we are a calendar year entity that adopted SAB 101 in the fourth quarter of 2000, the cumulative effect of the change was included in the first quarter of 2000 pursuant to APB 20 which requires that the change be made as of the beginning of the year (January 1, 2000) and that financial information for pre-change interim periods be restated by applying SAB 101 to those periods.  Accordingly, the results for the three and nine months ended September 30, 2000 have been restated pursuant to the adoption of SAB 101.

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

(in thousands)	Three Months Ended		Nine Months Ended
	Sept. 29, 2001(1)	Sept. 30, 2000(1)	Sept. 29, 2001(1)	Sept. 30, 2000(1)

Weighted average common shares outstanding	14,062	12,082	14,011	10,765
Effect of dilutive stock options and warrants	-	-	-	-

	14,062	12,082	14,011	10,765

(1) We reported a loss for the periods indicated.  No adjustments were made for the effect of stock options, which totaled 2,296,540 shares at September 29, 2001 and 2,177,550 shares at September 30, 2000, as the effect is antidiliutive.

4.         REPORTING OF COMPREHENSIVE NET INCOME  (LOSS)

            In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements.  Under this standard, certain revenues, expenses, gains, and losses recognized during the period are included in comprehensive income (loss), regardless of whether they are considered to be results of operations of the period.  During the three-month periods ended September 29, 2001 and September 30, 2000 and the nine month periods ended September 29, 2001 and September 30, 2000, total comprehensive loss equaled net loss as reported on the Consolidated Statements of Operations.

5.         RESTRUCTURING COSTS AND OTHER SPECIAL CHARGES AND PROVISION FOR INVENTORY

Workforce and manufacturing cost reductions

            On February 21, 2001, in response to the downturn in the semiconductor capital equipment industry, we announced plans to consolidate the manufacturing and operation functions performed in our Marlborough, Massachusetts facility to our St. Paul, Minnesota facility, resulting in reductions in headcount, as well as other reduction initiatives which would result in a restructuring charge in the first quarter of 2001.  This plan was later adjusted to transfer the manufacturing functions to our Penang, Malaysia facility.

            The restructuring charge resulting from the consolidation of operations and cost reduction measures initiated in the first quarter of 2001 totaled approximately $2.3 million.  This charge principally represents employee separation costs and costs related to idle facilities over the remaining lease term, which runs through April  2003.  This restructuring affected approximately 25% of our workforce comprising a total of 73 employees principally in the areas of manufacturing and administration.

During the third quarter of 2001, due to the continued and prolonged downturn in the semiconductor capital equipment market, we reduced our workforce across all functional areas by approximately 17%, resulting in a restructuring charge of $113,000.  This charge reflects severance and other benefit costs associated with this reduction. This workforce reduction affected an additional 31 employees. All of these costs were incurred and paid during the quarter ended September 29, 2001.   The following table summarizes the charges related to workforce and manufacturing cost reductions:

(in thousands)	Employee Separation Costs	Idle Facility Costs	Total

Restructuring charge incurred in the first quarter ended March 31, 2001	$1,011	$1,320	$2,331

Utilization for the quarter ended March 31, 2001	(276)	-	(276)

Utilization for the quarter ended June 30, 2001	(616)	(98)	(714)

Restructuring charge incurred in the third quarter ended September 29, 2001	113	-	113

Utilization for the quarter ended September 29, 2001	(165)	(167)	(332)

Accrued restructuring costs at September 29, 2001	$67	$1,055	$1,122

            Impairment of goodwill and purchased intangible assets

            Due to the deep and protracted downturn in the semiconductor capital equipment industry, we have shifted product strategy and focused our resources on profit contribution in high growth markets. As a result, we recorded a charge of approximately $9.3 million in the third quarter of 2001, related to the impairment of goodwill and purchased intangible assets, measured as the amount by which the carrying values exceeded the present value of the estimated future cash flows for goodwill and purchased intangible assets.  These impairments fully relate to the January 30, 2000 Aseco Corporation acquisition and reduce the carrying value of goodwill and purchased intangibles to zero as of September 29, 2001.

            Provision for Inventory

            We recorded a provision for inventory totaling approximately $8.1 million in the third quarter of 2001, of which approximately $1.9 million represents discontinued products and approximately $0.6 million represents obsolete components resulting from a shift in product focus.  The remaining charge of approximately $5.6 million relates to excess inventory due to the protracted downturn in the semiconductor capital equipment industry.  This additional excess inventory charge was due to a prolonged and significant decrease in forecasted revenue and was calculated in accordance with our policy, which is based on inventory levels in excess of anticipated 12-month demand for each specific product type.

6.         ACQUISITION

            On January 31, 2000, we completed the acquisition of Aseco Corporation (“Aseco”), a Massachusetts-based manufacturer of singulated handling equipment for the back-end of the semiconductor manufacturing process.  The acquisition was structured as a stock-for-stock purchase resulting in Aseco becoming a wholly owned subsidiary of MCT.  The purchase price totaled $24.0 million, consisting of 2.6 million shares of our common stock valued at $22.5 million issued to former Aseco shareholders and $1.5 million of acquisition-related costs.

The acquisition was accounted for using the purchase method of accounting.  The results of operations of Aseco are included in our consolidated financial statements beginning January 31, 2000.  The purchase price has been allocated based on the estimated fair values of net assets acquired at the date of acquisition.  The excess of purchase price over net assets acquired, amounting to $9.7 million, was allocated to goodwill, and was being amortized using a straight-line method over the estimated useful life of five years.  Other intangible assets, including established workforce, customer list, and core and developed technology, totaling $9.9 million, were being amortized using the straight-line method over the estimated useful lives of two to five years.

As a result of the industry downturn in the fourth quarter of 2000, we reduced the carrying values of goodwill by $2.5 million and purchased intangible assets by $0.9 million, due to impairment of these assets. In the third quarter of 2001, due to the continuing industry downturn and a shift in product strategy, we reduced the remaining carrying values of goodwill and purchased intangible assets by $4.4 million and $4.9 million, respectively.  This impairment charge reduced all amounts of goodwill and purchased intangible assets associated with the Aseco acquisition to zero at September 29, 2001.

            The following unaudited pro forma information presents a summary of combined results of operations of MCT and Aseco as if the acquisition had occurred at the beginning of the prior year period presented, along with certain pro forma adjustments to give effect to amortization of goodwill and other intangible assets as well as the adoption of SAB 101 discussed in Note 2.  The pro forma information does not attempt to show how we would have actually performed on a combined basis had the companies been combined throughout this period.  The following pro forma information, therefore, although helpful in illustrating the financial characteristics of our combined company under one set of assumptions, does not attempt to predict or suggest future results.

(In thousands, except per share data)	Three Months Ended Sept. 30, 2000	Nine Months Ended Sept. 30, 2000

Net revenues	$14,320	$37,308

Net loss	$(1,613)	$(7,523)

Net loss per share, basic and diluted	$(0.13)	$(0.70)

7.         RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations after June 30, 2001.  SFAS No. 142 establishes new standards for accounting for goodwill and intangible assets and will be adopted on January 1, 2002.  As a result of reducing all goodwill and purchased intangible assets to zero at September 29, 2001 (see Note 5), we anticipate that there will not be an impact to our financial position or results of operations due to the adoption of  SFAS No. 142 on January 1, 2002.

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

The demand for our products and services is dependent upon growth in the semiconductor industry and the increasing automation needs of semiconductor manufacturers and independent test and assembly facilities.  In the fourth quarter of 2000, the semiconductor industry went into a sharp downturn, which intensified throughout the first three quarters of 2001, resulting in a significant adverse impact on our business. Although worldwide semiconductor bookings are showing signs of stabilization, the return to market growth is not expected in the near term. As disclosed in our Form 10-K for the year ended December 31, 2000 and each of our Forms 10-Q for the first two quarters of 2001, a continued or intensified market downturn might result in significant losses, charges for inventory revaluation, or asset impairment or restructuring charges. Consequently, as a result of this downturn, we have examined our operations and taken the following actions during 2001.

Workforce and manufacturing cost reductions

            On February 21, 2001, in response to the downturn in the semiconductor capital equipment industry, we announced plans to consolidate the manufacturing and operation functions performed in our Marlborough, Massachusetts facility to our St. Paul, Minnesota facility, resulting in reductions in headcount, as well as other reduction initiatives which would result in a restructuring charge in the first quarter of 2001.  This plan was later adjusted to transfer the manufacturing functions to our Penang, Malaysia facility.

The restructuring charge resulting from the consolidation of operations and cost reduction measures initiated in the first quarter of 2001 totaled approximately $2.3 million.  This charge principally represents employee separation costs and costs related to idle facilities over the remaining lease term, which runs through April 2003.  This restructuring affected approximately 25% of our workforce comprising a total of 73 employees principally in the areas of manufacturing and administration.

During the third quarter of 2001, due to the continued and prolonged downturn in the semiconductor capital equipment market, we reduced our workforce across all functional areas by approximately 17%, resulting in a restructuring charge of $113,000.  This charge reflects severance and other benefit costs associated with this reduction. This workforce reduction affected an additional 31 employees. All of these costs were incurred and paid during the quarter ended September 29, 2001.

            Impairment of goodwill and purchased intangible assets

            Due to the deep and protracted downturn in the semiconductor capital equipment industry, we have shifted product strategy and focused our resources on profit contribution in high growth markets. As a result, we recorded a charge of approximately $9.3 million in the third quarter of 2001, related to the impairment of goodwill and purchased intangible assets, measured as the amount by which the carrying values exceeded the present value of the estimated future cash flows for goodwill and purchased intangible assets.  These impairments fully relate to the January 30, 2000 Aseco Corporation acquisition and reduce the carrying value of goodwill and purchased intangibles to zero as of September 29, 2001.

            Provision for Inventory

            We recorded a provision for inventory totaling approximately $8.1 million in the third quarter of 2001, of which approximately $1.9 million represents discontinued products and approximately $0.6 million represents obsolete components resulting from a shift in product focus.  The remaining charge of approximately $5.6 million relates to excess inventory due to the protracted downturn in the semiconductor capital equipment industry.  This additional excess inventory charge was due to a prolonged and significant decrease in forecasted revenue and was calculated in accordance with our policy, which is based on inventory levels in excess of anticipated 12-month demand for each specific product type.

Most industry forecasts do not predict capacity-driven purchases of capital equipment to recover before late 2002 or early 2003.  Therefore, we will continue to examine opportunities to further reduce our costs through the consolidation of operations, limiting capital expenditures, monitoring inventory purchases or additional strategic restructuring initiatives.  Certain of these types of actions have the potential for further charges in future periods.

Acquisition of Aseco Corporation

On January 31, 2000, we completed the acquisition of Aseco Corporation (“Aseco”), a Massachusetts-based manufacturer of singulated handling equipment for the back-end of the semiconductor manufacturing process.  The acquisition was structured as a stock-for-stock purchase resulting in Aseco becoming a wholly owned subsidiary of MCT.  The purchase price totaled $24.0 million, consisting of 2.6 million shares of ourcommon stock valued at $22.5 million issued to former Aseco shareholders and $1.5 million of acquisition-related costs.

The acquisition was accounted for using the purchase method of accounting.  The results of operations of Aseco are included in our consolidated financial statements beginning January 31, 2000.  The purchase price has been allocated based on the estimated fair values of net assets acquired at the date of acquisition.  The excess of purchase price over net assets acquired, amounting to $9.7 million, was allocated to goodwill, and was being amortized using a straight-line method over the estimated useful life of five years.  Other intangible assets, including established workforce, customer list, and core and developed technology, totaling $9.9 million, were being amortized using the straight-line method over the estimated useful lives of two to five years.

As a result of the industry downturn in the fourth quarter of 2000, we reduced the carrying values of goodwill by $2.5 million and purchased intangible assets by $0.9 million, due to impairment of these assets. In the third quarter of 2001, due to the continuing industry downturn and a shift in product strategy, we reduced the remaining carrying values of goodwill and purchased intangible assets by $4.4 million and $4.9 million, respectively.  This impairment charge reduced all amounts of goodwill and purchased intangible assets associated with the Aseco acquisition to zero at September 29, 2001.

Results of Operations for the Three Months Ended September 29, 2001 and September 30, 2000

Net sales for the three months ended September 29, 2001 decreased $9.9 million or 69.2% to $4.4 million compared to $14.3 million for the three months ended September 30, 2000.  Product acceptance requirements related to product and customer mix caused a portion of the revenue related to third quarter 2000 shipments to be deferred into future periods.  Current quarter product revenues, especially capacity related singulated device handler products, were severely impacted by the downturn in the semiconductor capital equipment market.  We expect net sales to continue to be adversely impacted by the market downturn.

Gross profit for the third quarter of 2001, inclusive of the inventory revaluation charge, decreased by $13.1 million to a negative ($6.7) million, from $6.4 million, or 44.7% of net sales, for the comparable period in the prior year.  Exclusive of the inventory revaluation charge, gross profit decreased by $5.0 million to $1.4 million or 31.8% of net sales. The decrease in gross margin in the current  period primarily resulted from the continued unabsorbed excess production costs associated with the industry downturn and in particular excess production costs related to our singulated products.  We expect gross margins to continue to be adversely impacted by the market downturn, partially offset by the benefits of the consolidation of manufacturing operations and workforce reductions initiated in the first and third quarter of 2001.

Selling, general and administrative expense in the third quarter of 2001 was $2.3 million, or 52.3% of net sales, compared to $4.3 million, or 30.1% of net sales for the third quarter of 2000. The decrease in expense for the current quarter is a result of the cost reduction measures initiated in the first and third quarters of 2001. The increase in selling, general and administrative expense as a percentage of net sales in the current quarter is primarily attributed to the decreased sales base.

Research and development expense for the third quarter of 2001 was $1.5 million, or 34.1% of net sales, compared to $2.5 million, or 17.5% of net sales in the third quarter of 2000.  The decrease in expense for the current quarter is a result of the cost reduction measures initiated in the first and third quarters of 2001. The increase in research and development as a percentage of net sales in the current quarter is primarily attributed to the decreased sales base.

Amortization expense totaled $0.9 million, or 20.5% of net sales for the third quarter of 2001, versus $1.2 million, or 8.4% of net sales in the third quarter of 2000.  The absolute decrease is attributed to the reductions in carrying values of intangible assets and goodwill, which were identified in the fourth quarter of 2000 due to the industry downturn.

In the third quarter of 2001, we recorded a charge relating to the impairment of intangible assets totaling $9.3 million or 211.4% of net sales.  This charge resulted from the impairment of goodwill and purchased intangible assets related to the Aseco acquisition resulting from the continued market downturn and  shift in product strategy.

The restructuring charges resulting from workforce reduction totaled $0.1 million for the third quarter of 2001.  This charge represents employee separation costs which were incurred and paid during the third quarter of 2001.

Interest income for the third quarter of 2001 was $10,000 compared to $115,000 in the third quarter of 2000.  This decrease resulted from lower investments amounts in interest-bearing accounts and the decline of relative cash balances.  Interest expense totaled $1,000 in the current  quarter, compared to $133,000 for the comparable period in the prior year.  The decrease in interest expense is attributed to decreased borrowings under the lines of credit.

Net loss for the quarter ended September 29, 2001 was $20.8 million or $1.48 per share, as compared to a net loss of $1.6 million, or $0.13 per share in the prior  period.

Results of Operations for the Nine Months Ended September 29, 2001 and September 30, 2000

Net sales for the nine months ended September 29, 2001, decreased $15.9 million or 43.0% to $21.1 million compared to $37.0 million for the nine months ended September 30, 2000.  Product acceptance requirements related to product and customer mix resulted in a net increase to revenues over shipments for the 2001 nine month period while these same factors caused a large percentage of the revenue in the nine month period of 2000 from shipments to be deferred into future periods. Current year product sales, especially capacity-related singulated device handler products, continue to be severely impacted by the downturn in the semiconductor capital equipment market. Sales of our Tapestry and Smart Solutions strip-based products increased  $3.3 million over the prior year period, while sales of singulated device handler products decreased $19.2 million from the comparable prior year period.  We expect net sales to continue to be adversely impacted by the market downturn.

Gross profit for the first nine months of 2001, inclusive of the inventory revaluation charge, decreased by $17.5 million to $0.1 million, or 0.6% of net sales, from $17.6 million, or 47.6% of net sales, for the comparable period in the prior year.  Exclusive of the inventory revaluation charge, gross profit decreased by $9.4 million to $8.2 million or 38.9% of net sales. The decrease in gross margin in the current  period primarily resulted from the continued unabsorbed excess production costs associated with the industry downturn and in particular excess production costs related to our singulated products. Gross margin contribution improved on our Tapestry and Smart Solutions products as a result of their increased sales levels over the prior year period.  We expect overall gross margins to continue to be adversely impacted by the market downturn, partially offset by the benefits of the consolidation of manufacturing operations and workforce reduction initiated in the first and third quarter of 2001.

Selling, general and administrative expense for the first nine months of 2001 was $8.5 million, or 40.3% of net sales, compared to $11.8 million, or 31.9% of net sales for the first nine months of 2000. The decrease in expense for the current period is a result of the cost reduction measures initiated in the first and third quarters of 2001. The increase in selling, general and administrative expense as a percentage of net sales in the current period is primarily attributed to the decreased sales base.

Research and development expense for the first nine months of 2001 was $6.4 million, or 30.3 % of net sales, compared to $6.7 million, or 18.1% of net sales for the first nine months of 2000.  The increase in research and development as a percentage of net sales in the current period is primarily attributed to the decreased sales base.

Amortization expense totaled $2.6 million, or 12.3% of net sales for the nine months ended September 29, 2001, versus $3.1 million, or 8.4% of sales in the prior year period.  The absolute decrease is attributed to the reduction in carrying values of intangible assets and goodwill which were identified in the fourth quarter of 2000 due to the industry downturn.

Impairment of intangible assets totaled $9.3 million or 44.1% of sales for the nine months ended September 29, 2001. This charge resulted from the identification of impaired goodwill and purchased intangible assets related to the Aseco acquisition and due to the continuing market downturn and  shift in product strategy.

Restructuring charges from the consolidation of operations and cost reduction measures initiated in the first quarter of 2001 totaled $2.3 million and $0.1 million in the third quarter of 2001. The first quarter 2001 charges principally represent employee separation costs and costs related to idle facilities over the remaining lease term, which runs through April 2003.   The third quarter 2001 charges represent employee separations costs, which were incurred and paid during the third quarter of 2001.

Interest income for the first nine months of 2001 was $163,000 compared to $159,000 in the first nine months of 2000.  This increase resulted from higher available cash balances invested in interest-bearing accounts in the current period versus the prior year comparable period. Interest expense totaled $5,000 in the first nine months of 2001, compared to $292,000 for the comparable period in the prior year.  The decrease in interest expense is attributed to decreased borrowings under the lines of credit during the current year.

The cumulative effect of  change in accounting principle resulted from the adoption of Staff Accounting Bulletin 101 (“SAB101”) totaling $1.3 million or $0.12 per share in the prior year period.

Net loss for the nine-month period ended September 29, 2001 was $29.0 million or $2.07 per share, as compared to a net loss of $5.4 million, or $0.50 per share in the prior year period.

Liquidity and Capital Resources

The net loss, exclusive of the write-down of impaired intangible assets and the non-cash charge related to inventories, and reductions in accounts payable and other accrued liabilites were the primary uses of cash for the nine month period ended September 29, 2001.  The net loss and increases in working capital assets to support the business growth were the primary uses of cash in the first nine months of 2000.  Cash used in operations was $9.0 million for the nine month period ended September 29, 2001 and $4.4 million in the comparable prior year period.

Capital expenditures totaled $152,000 during the nine months ended September 29, 2001, versus $283,000 in the comparable period of 2000.  Capital purchases were for specialized manufacturing and computer equipment in the current year period and primarily for computer equipment in the prior year period.

Cash used in the acquisition of Aseco was $0.4 million in the nine month period ended September 30, 2000.

In August 2000, we sold 3,000,000 shares of our common stock in a public offering, and in September 2000, we sold 290,000 pursuant to the underwriters’ over-allotment option.  Our proceeds were approximately $19.7 million, net of expenses associated with the offering.

At September 29, 2001, we had cash and cash equivalents of $3.0 million, a current ratio of 1.8 and working capital of $6.4 million.  At December 31, 2000, we had cash and cash equivalents of $12.0 million, a current ratio of 2.5 and working capital of $22.3 million.

At September 29, 2001 we maintained an unused $1.0 million secured line of credit with a bank.  Interest on the line, at our election, is based on either the bank’s prime rate or Eurodollar rate.  The amount available for borrowing is calculated as a percentage of eligible accounts receivable of Aseco, and borrowings are secured by a certificate of deposit with the bank.

Our anticipated capital needs for the next twelve months are expected to be less than $1.0 million and concentrated in development of additional products and upgrading our management information systems.  As previously discussed, the market we service is experiencing a significant and protracted downturn, which has caused us to incur significant losses and has reduced our cash and working capital position.  We have and will continue to implement cost reduction measures, limit capital expenditures, monitor inventory purchases and restructure our operations in response to this downturn to minimize the impact to our working capital position. We believe that cash and cash equivalents on hand at September 29, 2001, funds available through our existing bank line and establishing additional lines of credit or other debt instruments, if necessary, will be sufficient to finance our continuing operations at the significantly reduced levels, for the foreseeable future, but that unforeseen changes in market conditions or additional business acquisitions could cause us to seek additional financing sooner.  There can be no assurances that such financing will be available or be available on terms acceptable to us. We may acquire other companies, product lines or technologies that are complementary to our business and our working capital needs may change as a result of such acquisitions.

IMPACT OF ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations after June 30, 2001.  SFAS No. 142 establishes new standards for accounting for goodwill and intangible assets and will be adopted on January 1, 2002. As a result of reducing all goodwill and purchased intangible assets to zero at September 29, 2001, we anticipate that there will not be an impact to our financial position or results of operations due to the adoption of SFAS No. 142 on January 1, 2002.

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

RISK FACTORS

Except for the historical information contained herein, certain of the matters discussed in this report are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995.  These “forward-looking statements” involve certain risks and uncertainties, including, but not limited to, the following: (1) the prolonged or intensified downturn in the semiconductor market which often has had a disproportionately negative impact on manufacturers of semiconductor capital equipment, and which could cause us to continue to incur significant cash losses decreasing our cash and exposing us to potential further charges for restructuring, excess and obsolete inventory and/or impairment of assets; (2) rapid changes in technology and in tester and handler products, which we must respond to successfully in order for our products to avoid becoming noncompetitive or obsolete; (3) customer acceptance of our new products, including the strip-based Tapestry handling systems and Smart Solutions products, which we have invested significant amounts of inventory; (4) possible loss of any of our key customers, who account for a substantial percentage of our business; (5) the possible adverse impact of competition in markets which are highly competitive; (6) the possible adverse impact of economic or political changes in markets we serve; and (7) other factors detailed from time to time in our SEC reports, including but not limited to the discussion in the Management’s Discussion & Analysis included in Form 10-K for the year ended December 31, 2000.  All forecasts and projections in this report are “forward-looking statements,” and are based on our current expectations of our near-term results, based on current information available pertaining to us, including risk factors discussed above.  Actual results could differ materially.

Item 3.   Quantitative and qualitative disclosures about market risk

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically had little impact on us.  Inflation has not been a significant factor in our operations in any of the periods presented, and it is not expected to affect operations in the future.  Our bank line of credit carries a variable interest rate.  At September 29, 2001, we had no borrowings on our credit line; however, the need to borrow in the future could expose us to interest rate risk.  At September 29, 2001, all of our outstanding long-term debt carries interest at a fixed rate. There is no material market risk relating to our bank lines or long-term debt.

MICRO COMPONENT TECHNOLOGY, INC.

FORM 10-Q

PART II.  OTHER INFORMATION

Item 5.  Other Information

Workforce and manufacturing cost reductions

            On February 21, 2001, in response to the downturn in the semiconductor capital equipment industry, we announced plans to consolidate the manufacturing and operation functions performed in our Marlborough, Massachusetts facility to our St. Paul, Minnesota facility, resulting in reductions in headcount, as well as other reduction initiatives which would result in a restructuring charge in the first quarter of 2001.  This plan was later adjusted to transfer the manufacturing functions to our Penang, Malaysia facility.

The restructuring charge resulting from the consolidation of operations and cost reduction measures initiated in the first quarter of 2001 totaled approximately $2.3 million.  This charge principally represents employee separation costs and costs related to idle facilities over the remaining lease term, which runs through April  2003.  This restructuring affected approximately 25% of our workforce comprising a total of 73 employees principally in the areas of manufacturing and administration.

During the third quarter of 2001, due to the continued and prolonged downturn in the semiconductor capital equipment market, we reduced our workforce across all functional areas by approximately 17%, resulting in a restructuring charge of $113,000.  This charge reflects severance and other benefit costs associated with this reduction.  All of these costs were incurred and paid during the quarter ended September 29, 2001.

            Impairment of goodwill and purchased intangible assets

            Due to the deep and protracted downturn in the semiconductor capital equipment industry, we have shifted product strategy and focused our resources on profit contribution in high growth markets. As a result, we recorded a charge of approximately $9.3 million in the third quarter of 2001, related to the impairment of goodwill and purchased intangible assets, measured as the amount by which the carrying values exceeded the present value of the estimated future cash flows for goodwill and purchased intangible assets.  These impairments fully relate to the January 30, 2000 Aseco Corporation acquisition and reduce the carrying value of goodwill and purchased intangibles to zero as of September 29, 2001.

            Provision for Inventory

            We recorded a provision for inventory totaling approximately $8.1 million in the third quarter of 2001, of which approximately $1.9 million represents discontinued products and approximately $0.6 million represents obsolete components resulting from a shift in product focus.  The remaining charge of approximately $5.6 million relates to excess inventory due to the protracted downturn in the semiconductor capital equipment industry.  This additional excess inventory charge was due to a prolonged and significant decrease in forecasted revenue and was calculated in accordance with our policy, which is based on inventory levels in excess of anticipated 12-month demand for each specific product type.

Acquisition of Aseco Corporation

On January 31, 2000, we completed the acquisition of Aseco Corporation (“Aseco”), a Massachusetts-based manufacturer of singulated handling equipment for the back-end of the semiconductor manufacturing process.  The acquisition was structured as a stock-for-stock purchase resulting in Aseco becoming a wholly owned subsidiary of MCT.  The purchase price totaled $24.0 million, consisting of 2.6 million shares of ourcommon stock valued at $22.5 million issued to former Aseco shareholders and $1.5 million of acquisition-related costs.

The acquisition was accounted for using the purchase method of accounting.  The results of operations of Aseco are included in our consolidated financial statements beginning January 31, 2000.  The purchase price has been allocated based on the estimated fair values of net assets acquired at the date of acquisition.  The excess of purchase price over net assets acquired, amounting to $9.7 million, was allocated to goodwill, and was being amortized using a straight-line method over the estimated useful life of five years.  Other intangible assets, including established workforce, customer list, and core and developed technology, totaling $9.9 million, were being amortized using the straight-line method over the estimated useful lives of two to five years.

As a result of the industry downturn in the fourth quarter of 2000, we reduced the carrying values of goodwill by $2.5 million and purchased intangible assets by $0.9 million, due to impairment of these assets. In the third quarter of 2001, due to the continuing industry downturn and a shift in product strategy, we reduced the remaining carrying values of goodwill and purchased intangibles assets by $4.4 million and $4.9 million, respectively.  This impairment charge reduced all amounts of goodwill and purchased intangible assets associated with the Aseco acquisition to zero at September 29, 2001.

Item 6.  Exhibits and Reports on Form 8-K

(a) Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended September 29, 2001.

MICRO COMPONENT TECHNOLOGY, INC.

FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Micro Component Technology, Inc.
Registrant

Dated: November 2, 2001	By:	/s/ Roger E. Gower
Roger E. Gower
President and Chief Executive Officer

And

Dated: November 2, 2001	By:	/s/ Jeffrey S. Mathiesen
Jeffrey S. Mathiesen
Chief Financial Officer
Chief Accounting Officer