Form 10-K405/A
period 2000-12-31
MICRO COMPONENT TECHNOLOGY INC
filed 2002-01-22
CIK 911149

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K / A

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

COMMON STOCK, $.01 PAR VALUE

(Title of Class)

                Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

                Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

                The aggregate market value of the common stock held by non-affiliates of the Registrant on March 1, 2001 (based upon the closing price of those shares on the NASDAQ National Market System) was approximately $33.0 million.

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

MICRO COMPONENT TECHNOLOGY, INC.

TABLE OF CONTENTS

PART I

ITEM	1. Business

ITEM	2. Properties

ITEM	3. Legal Proceedings

ITEM	4. Submission of Matters to a Vote of Security Holders

PART II

ITEM	5. Market for Registrant’s Common Stock and Related Stockholder Matters

ITEM	6. Selected Financial Data

ITEM	7. Management’s Discussion and Analysis of Results of Operations and Financial Condition

ITEM	8. Financial Statements and Supplementary Data

ITEM	9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

ITEM	10. Directors and Executive Officers of the Registrant

ITEM	11. Executive Compensation

ITEM	12. Security Ownership of Certain Beneficial Owners and Management

ITEM	13. Certain Relationships and Related Transactions

PART IV

ITEM	14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Index to Consolidated Financial Statements

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

Introduction

We are a leading supplier of integrated automation solutions for the global semiconductor test and assembly industry.  We offer complete and comprehensive equipment automation solutions for the test, laser mark, mark inspect, singulation, sort, and packaging for shipment portions of the back-end of the semiconductor manufacturing process that significantly improves our customers' productivity, yield and throughput.  Our solutions include our series of integrated Smart Solutions, automated test handlers, factory automation software and equipment integration services.  Our customers include many leading semiconductor companies such as AMD, Analog Devices, National Semiconductor, Lucent Technologies and ST Microelectronics and many of the leading back-end test and assembly companies including Amkor and Acer Testing.  We believe we have one of the world's largest installed bases of handlers used to test semiconductor devices.

Semiconductor devices are becoming more complex and are characterized by shrinking semiconductor device sizes, chip scale packaging, increased circuitry and larger wafer sizes.  These trends have led manufacturers to seek new tools and new solutions to meet their demanding requirements.  We believe that our complete offering of equipment automation products and services allows manufacturers to effectively address evolving process technologies and packaging formats, such as strips and chip-scale packaging.

Beginning in 1999, we broadened our strategy from that of a test handler manufacturer to one of becoming a provider of comprehensive equipment automation solutions for the back-end of the semiconductor manufacturing process. Consistent with this new strategy, we have recently completed two acquisitions.  Our acquisition of Infinity Systems in June 1999, a company involved in the development of factory automation software, was integral to the development of our integrated equipment Smart Solutions product suite.  In January 2000, we completed our acquisition of Aseco, which provided us with increased machine vision and robotics engineering technology critical to the handling of strips and wafers.

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

Our Solution

                We seek to provide our customers comprehensive equipment automation solutions for their test and assembly processes. By deploying our products and services, our customers are able to improve their production yields, factory throughput, tool productivity and utilization while reducing product cost.  The key components of our solution are our:

• Tapestry series automated strip handler;

• Smart Solutions integrated equipment product series;

• Infinity System factory automation software and equipment integration services; and

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

Ability to collect critical process data.  Our Smart Solutions equipment products utilize our factory automation software to provide both the hardware and software necessary to accurately track important yield events in the test and assembly portion of the back-end process.  We use state-of-the-art machine vision technology to accurately track all semiconductor devices as they travel through the test and assembly processes.  This technology is not only critical to the precise positioning of strips, but also enables our software to generate critical process data. This information, together with yield information obtained in the assembly process and the front-end facility, can provide real-time data on the entire semiconductor manufacturing process for each wafer, giving manufacturers the information they need to improve their processes and increase their yields.

Deployment of integrated, comprehensive solutions.  Our suite of equipment automation tools, software products and services addresses the varied automation needs of individual back-end manufacturing facilities.  Our factory automation software has the ability to integrate production tools from various manufacturers into one total solution.  This allows our customers to fulfill a significant portion of their test and assembly automation needs through a single supplier, thereby simplifying training, maintenance, capacity expansion and supplier accountability.

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

Strategy

Our objective is to be the leading supplier for the newly developing market of automated solutions for the semiconductor test and assembly market.  Key elements of our strategy include:

Providing comprehensive automated solutions.  Today, we provide equipment automation solutions for the test and assembly portion of the semiconductor manufacturing process, including test, laser mark, mark inspect, singulation, sort, and packaging for shipment.  In addition, we are expanding our automation solutions to include equipment integration solutions compatible with products from a greater number of other equipment manufacturers.  We intend to enhance the software component of our automation solutions by adding data analysis and report generating capabilities to increase our customer's ability to improve their manufacturing process.  In the future we plan to expand the Smart Solution suite of products to handle other processes within the semiconductor test and assembly area.

Capitalizing on emerging chip scale packaging, or CSP, process development.  Our Smart Solutions and Tapestry products already meet initial chip scale package process requirements through strip handling.  However, the vast number of new chip scale packages recently introduced has imposed additional requirements on semiconductor test and assembly processes. As a leader in providing equipment automation solutions that address chip scale packaging technologies, we are actively evaluating opportunities and beginning development of next-generation handling and equipment automation solutions for advanced semiconductor device packaging.

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

Products

Automation Products

Our Smart Solutions equipment suite of products, once integrated with a tester, are designed to automate the entire test process from the point where the semiconductor devices have been packaged, through test, laser mark, inspection, singulation and sort, to the point of shipment to the customer.  Our newly introduced Smart Solutions product family offers semiconductor manufacturers greater flexibility, yield and throughput.  These products are designed to meet the back-end semiconductor manufacturer's demand for greater production efficiency, lower cost of test and manufacturing flexibility.  The following table sets forth our key automation product offerings by category, date introduced and application.

Automation Product Category	Product Name	Introduced	Applications

Smart Solutions	Tapestry	February 1999	A next generation handling system for semiconductor devices that are in strip or wafer package formats.
	Isocut	May 2000	Automated system to partially singulate chip scale packages in strip format,electrically isolating the semiconductor devices to accommodate test.
	SmartMark	May 2000	An automated high speed laser marker for integration with strip handling.
	SmartSort	May 2000	A high speed sorter for offloading chip scale packages including a post-test singulation function.
	SmartTrak	May 2000	Software management system providing a map with information about each semiconductor device in the strip.
	Input/Output Module (Slotted)	February 1999	Automatic loading and unloading module of strips contained in a slotted magazine assembly.
	Input/Output Module (Stacked)	May 2000	Automated loading and unloading of strips contained in a stacked magazine assembly.
Automation Software	Infinity Systems Software Solutions	Acquired in June 1999	Manufacturing software control systems for semiconductor assembly and test plants including equipment integration through overall factory and corporate information systems integration.

Smart Solutions.  Our Smart Solutions equipment product family was introduced to meet the anticipated evolution of back-end manufacturing from singulated handling to strip processing through the final stages of assembly and electrical test.  Additionally, our Smart Solutions products are designed with electronic strip mapping capability as a cornerstone.  As high-density semiconductor strips with tiny chip scale packages become the standard, electronic strip mapping addresses the problem of manually tracking individual semiconductor devices within the strip.  The new Smart Solutions systems provide customers enhanced performance in either stand-alone or integrated assembly lines.  The current average selling price for Smart Solutions products vary from $300,000 for a single module to approximately $1.5 million for a system that includes all of the components.

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

Our suite of newly introduced Smart Solution equipment products includes additional modules to assist companies in automating the back-end of the semiconductor manufacturing process using the new strip format.  These include the Isocut module for partial singulation of semiconductor devices in order to allow them to be tested in strip form.  We also have input/output devices for both slotted and stacked magazines used with strips.

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

Intellectual Property Rights

We attempt to protect the proprietary aspects of our products with patents, trademarks and copyrights, as well as contractual and other trade secret protection strategies.  We have 9 patents issued and active, 4 patent applications pending in the U.S, and 2 patent applications pending in Germany and South Korea.

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

ITEM 6.  Selected Financial Data

SELECTED CONSOLIDATED  FINANCIAL DATA

	Year Ended	Twelve Months Ended	Six Months Ended		Fiscal Years Ended
	Dec. 31	Dec. 31	Dec. 31	Dec. 31	June 26	June 27	June 28	June 26
	2000(1)	1999	1999	1998	1999	1998(2)	1997	1996(3)(4)
			(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$49,902	$19,839	$11,356	$6,688	$15,171	$16,975	$16,129	$22,318
Cost of sales	30,884	9,485	5,452	3,506	7,539	9,595	6,910	9,319
Gross profit	19,018	10,354	5,904	3,182	7,632	7,380	9,219	12,999
Operating expenses:
Selling, general and administrative	16,177	7,423	4,296	3,152	6,279	7,871	7,121	7,933
Research and development	9,271	2,864	1,496	1,432	2,800	3,711	3,934	4,260
Amortization of intangible assets	4,308	10	10	-	-	-	-	-
Write-down of impaired intangible assets	3,405	-	-	-	-	-	-	-
Income (loss) from operations	(14,143)	57	102	(1,402)	(1,447)	(4,202)	(1,836)	2,330
Other income (expense)	(46)	(7)	19	7	(19)	323	273	246
Income (loss) before income taxes	(14,189)	50	121	(1,395)	(1,466)	(3,879)	(1,563)	2,576
Income tax provision	-	-	-	-	-	-	-	8
Net income (loss) before cumulative adjustments	(14,189)	50	121	(1,395)	(1,466)	(3,879)	(1,563)	3,220
Cumulative adjustment	(1,264)	-	-	-	-	-	-	-
Net income (loss)	$(15,453)	$50	$121	$(1,395)	$(1,466)	$(3,879)	$(1,563)	$3,220
Basic earnings (loss) per share:
Continuing operations	$(1.23)	$0.01	$0.02	$(0.19)	$(0.20)	$(0.54)	$(0.22)	$0.49
Cumulative adjustment	(0.11)	-	-	-	-	-	-	-
Net income (loss)	$(1.34)	$0.01	$0.02	$(0.19)	$(0.20)	$(0.54)	$(0.22)	$0.49
Diluted earnings (loss) per share:
Continuing operations	$(1.23)	$0.01	$0.02	$(0.19)	$(0.20)	$(0.54)	$(0.22)	$0.49
Cumulative adjustment	(0.11)	-	-	-	-	-	-	-
Net income (loss)	$(1.34)	$0.01	$0.02	$(0.19)	$(0.20)	$(0.54)	$(0.22)	$0.49

Proforma net income (loss) (5)	$-	$(462)	$(563)	$(1,309)	$(1,316)	$(4,002)	$(1,739)	$2,789

Profroma net income (loss) per share:
Basic	$-	$(0.06)	$(0.08)	$(0.18)	$(0.18)	$(0.55)	$(0.25)	$0.43
Diluted	$-	$(0.06)	$(0.08)	$(0.18)	$(0.18)	$(0.55)	$(0.25)	$0.38
Weighted average shares outstanding:
Basic	11,531	7,435	7,474	7,394	7,396	7,248	7,030	6,513
Diluted	11,531	7,682	8,144	7,394	7,396	7,248	7,030	7,246

Selected Balance Sheet Data:
Cash and cash equivalents	$12,047	$1,045	$1,045	$2,260	$1,927	$2,532	$5,360	$7,793
Working capital	22,347	6,386	6,386	6,199	6,265	7,385	11,008	12,638
Total assets	51,023	10,304	10,324	9,103	9,900	11,226	15,792	16,980
Long-term debt	37	70	70	58	33	83	133	183
Redeemable convertible preferred stock	-	-	-	-	-	-	1,500	1,500
Total stockholders’ equity	$35,592	$7,256	$7,256	$7,005	$6,952	$8,400	$12,219	$13,709

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

Overview

                We supply automation solutions for the global semiconductor test and assembly manufacturing market.  Our solutions include automated test handlers, factory automation software and our new integrated Smart Solutions equipment product line.  We believe that our products can significantly improve the productivity, yield and throughput of the back-end, or to the post-wafer manufacturing process, including assembling, packaging, testing and singulating semiconductor devices.

                The demand for our products and services is dependent upon growth in the semiconductor industry and the increasing equipment automation needs of semiconductor manufacturers and independent test and assembly facilities.  The semiconductor capital equipment market went into a significant downturn that began in the fall of 1997 and intensified throughout 1998 and into 1999.  The downturn was accompanied by the economic crisis in Asia, where approximately 60% to 65% of our products were sold during fiscal year 1999 and the six-month transition period ended December 1999.  These industry and economic conditions adversely affected our net sales and operating results in fiscal 1998 and 1999.  Beginning mid-year calendar 1999, the industry began to stabilize and show signs of a gradual recovery.  This recovery continued into mid-2000, favorably impacting our net sales and operating results through the first three quarters of 2000.

                In the fourth quarter of 2000, the industry went into a sharp downturn, resulting in a significant adverse impact on our fourth quarter and annual results for 2000.  As a result of this downturn, we also recorded a $4.0 million charge to cost of sales by adjusting our inventory to lower of cost or market. This provision for excess inventory resulted from the significant decrease in forecasted revenue associated with the market downturn and was calculated in accordance with our policy, which is based on inventory levels in excess of anticipated demand for each specific product type.  Additionally, we recorded a $3.4 million charge to operations as a result of impaired purchased intangible assets and goodwill measured as the amount by which carrying values exceeded the present value of the estimated future cash flows for purchased intangible assets and goodwill.

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

                Beginning in 1999 and continuing into 2000, we broadened our strategy from that of a test handler manufacturer to becoming a provider of comprehensive equipment automation solutions for the back-end of the semiconductor manufacturing process.  First, we developed and introduced in February 1999 our Tapestry strip handler.  Tapestry combines strip handling capability with robotics, machine vision technology and critical software, enabling the testing and tracking of semiconductor devices in strip form and the generation of critical process data throughout the test process.  Second, in June 1999 we acquired the Infinity Systems division of FICO.  Infinity Systems has been involved in the development of factory automation software for the semiconductor manufacturing industry.  Infinity System’s software expertise was integral to the development of our integrated Smart Solutions product line, introduced in May 2000.  Together with a third party tester, our Smart Solutions equipment products including our Tapestry handler enable complete automation of the test, laser mark, mark inspect, singulation, sort-and-tape and reel processes.

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

                The acquisition was accounted for using the purchase method of accounting.  The results of operations of Aseco are included in our consolidated financial statements beginning January 31, 2000.  The purchase price has been allocated based on the estimated fair values of net assets acquired at the date of acquisition.  The excess of purchase price over net assets acquired, amounting to $9.7 million, was allocated to goodwill, and is being amortized using a straight-line method over the estimated useful life of five years.  Other intangible assets, including established workforce, customer list, and core and developed technology, totaling $9.9 million, are being amortized using the straight-line method over the estimated useful lives of two to five years.  As a result of the industry downturn in the fourth quarter of 2000, we reduced the carrying values of goodwill by $2.5 million and intangible assets by $0.9 million, due to impairment of these assets. The $0.9 million intangible assets impairment was comprised of $0.3 million related to the established workforce due to headcount reductions, and $0.6 million related to developed products measured as the amounts by which carrying values exceeded the present value of the estimated future cash flows.

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

Results of Operations

                The following table sets forth, for the periods indicated, certain items in our statements of operations as a percentage of net sales:

		Twelve
	Year	Months
	Ended	Ended	Six Months Ended		Fiscal Years Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 26,	June 26,	June 27,
	2000	1999	1999	1998	1999	1998
Net Sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.9	47.8	48.0	52.4	49.7	56.5
Gross profit	38.1	52.2	52.0	47.6	50.3	43.5
Operating expenses:
Selling, general and administrative	32.4	37.4	37.9	47.1	41.4	46.4
Research and development	18.6	14.4	13.2	21.4	18.4	21.9
Amortization of intangible assets	8.6	0.1	-	-	-	-
Write-down of impaired intangible assets	6.8	-	-	-	-	-
Total operating expenses	66.4	51.9	51.1	68.6	59.8	68.3
Income (loss) from operations	(28.3)	0.3	0.9	(21.0)	(9.5)	(24.8)
Other income (expense), net	(0.1)	-	0.2	0.1	(0.2)	1.9
Cumulative effect of change in accounting principle	(2.6)	-	-	-	-	-
Net income (loss)	(31.0)%	0.3%	1.1%	(20.9)%	(9.7)%	(22.9)%

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

Other Income (Expense).  Interest income in 2000 was $356,000 compared to $28,000 in the prior year.  This increase resulted from the investment in interest-bearing cash and cash equivalents of the net proceeds of our public offering in 2000. Interest expense totaled $330,000 in 2000 compared to $5000, in the prior year.  The increase in interest expense in 2000 is attributable to increased borrowings under the lines of credit during the current year, primarily to fund working capital requirements for growth.

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

(in thousands, except per share data)

	Quarter Ended
	Dec. 31	Sept. 30	July 1	April 1	Dec. 31	Sept. 25	June 26	Mar. 27	Dec. 26	Sept. 26
	2000	2000	2000	2000	1999	1999	1999	1999	1998	1998

Net sales	$12,949	$14,320	$14,413	$8,220	$5,611	$5,745	$4,455	$4,028	$3,020	$3,668
Cost of sales	11,509	7,923	7,569	3,882	2,620	2,832	2,001	2,032	1,571	1,935
Gross profit	1,440	6,397	6,844	4,338	2,991	2,913	2,454	1,996	1,449	1,733
Operating expenses:
Selling, general and administrative	4,420	4,263	4,357	3,138	2,174	2,122	1,710	1,417	1,431	1,721
Research and development	2,613	2,545	2,243	1,870	821	675	660	708	596	836
Amortization of intangible assets	1,175	1,175	1,174	784	5	5	-	-	-	-
Write-down of impaired intangible assets	3,405	-	-	-	-	-	-	-	-	-
Income (loss) from operations	(10,173)	(1,586)	(930)	(1,454)	(9)	111	84	(129)	(578)	(824)
Other income (expense)	138	(27)	(119)	(38)	-	19	(30)	4	2	5
Income (loss) before cumulative adjustment	(10,035)	(1,613)	(1,049)	(1,492)	(9)	130	54	(125)	(576)	(819)
Cumulative adjustment (1)	-	-	-	(1,264)	-	-	-	-	-	-
Net income (loss)	$(10,035)	$(1,613)	$(1,049)	$(2,756)	$(9)	$130	$54	$(125)	$(576)	$(819)

Basic earnings (loss) per share (2):
Continuing operations	$(0.72)	$(0.13)	$(0.09)	$(0.15)	$-	$0.02	$0.01	$(0.02)	$(0.08)	$(0.11)
Cumulative adjustment	-	-	-	(0.13)	-	-	-	-	-	-
Net income (loss)	$(0.72)	$(0.13)	$(0.09)	$(0.28)	$-	$0.02	$0.01	$(0.02)	$(0.08)	$(0.11)

Diluted earnings (loss) per share (2):
Continuing operations	$(0.72)	$(0.13)	$(0.09)	$(0.15)	$-	$0.02	$0.01	$(0.02)	$(0.08)	$(0.11)
Cumulative adjustment	$-	$-	$-	$(0.13)	$-	$-	$-	$-	$-	$-
Net income (loss)	(0.72)	$(0.13)	$(0.09)	$(0.28)	$-	$0.02	$0.01	$(0.02)	$(0.08)	$(0.11)

Proforma net income (loss)(1)					(1,589)	$1,026	$(845)	$838	$(30)	$(1,279)
Proforma net income (loss) per share:
Basic					$(0.21)	$0.14)	$(0.11)	$0.11	$-	(0.17
Diluted					$(0.21)	$(0.13)	$(0.11)	$0.11	$-	(0.17

Weighted average shares:
Basic	13,950	12,082	11,067	9,905	7,484	7,460	7,402	7,394	7,394	7,394
Diluted	13,950	12,082	11,067	9,905	7,484	8,131	7,721	7,394	7,394	7,394

	Quarter Ended
	Dec. 31	Sept. 30	July 1	April 1	Dec. 31	Sept. 25	June 26	Mar. 27	Dec. 26	Sept. 26
	2000	2000	2000	2000	1999	1999	1999	1999	1998	1998
Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	88.9	55.3	52.5	47.2	46.7	49.3	44.9	50.4	52.0	52.8
Gross profit	11.1	44.7	47.5	52.8	53.3	50.7	55.1	49.6	48.0	47.2
Operating expenses:
Selling, general and administrative	34.1	29.8	30.2	38.2	38.8	37.0	38.4	35.2	47.4	46.9
Research and development	20.2	17.8	15.6	22.8	14.7	11.7	14.8	17.6	19.7	22.8
Amortization of intangible assets	9.1	8.2	8.2	9.5	-	-	-	-	-	-
Write-down of impaired intangible assets	26.3	-	-	-	-	-	-	-	-	-
Income (loss) from operations	(78.6)	(11.1)	(6.5)	(17.7)	(0.2)	2.0	1.9	(3.2)	(19.1)	(22.5)
Other income (expense)	1.1	(0.2)	(0.8)	(0.5)	-	0.3	(0.7)	0.1	-	0.2
Net income (loss) before cumulative adjustment	(77.5)	(11.3)	(7.3)	(18.2)	(0.2)	2.3	1.2	(3.1)	(19.1)	(22.3)
Cumulative adjustment (1)	-	-	-	(15.4)	-	-	-	-	-	-
Net income (loss)	(77.5)%	(11.3)%	(7.3)%	(33.5)%	(0.2)%	2.3%	1.2%	(3.1)%	(19.1)%	(22.3)%

(1)   We adopted SAB 101 in the fourth quarter of the year ended December 31, 2000.  As a result of this adoption, we recognized a cumulative effect adjustment as a result of a change in accounting principle.  The cumulative effect is recognized as if it occurred at the beginning of the year, or January 1, 2000. Proforma amounts reflect the impact of the adoption of SAB 101 on results prior to the recognition of the cumulative adjustment, which is discussed in Note 2 in Notes to Consolidated Financial Statements, contained elsewhere herein. The table below reconciles the previously reported amounts for the first three quarters of 2000 to the restated values pursuant to the adoption of SAB 101

(2)   The sum of earnings (loss) per share for the fiscal quarters may differ from the annual earnings (loss) per share due to the required method of computing weighted average number of shares in the respective periods.

(in thousands, except per share data)

	As		As	As		As	As		As
	Reported		Restated	Reported		Restated	Reported		Restated
	Sept 30	SAB 101	Sept 30	July 1	SAB 101	July 1	April 1	SAB 101	April 1
	2000	Impact	2000	2000	Impact	2000	2000	Impact	2000

Net sales	$16,617	$(2,297)	$14,320	$14,806	$(393)	$14,413	$12,161	$(3,941)	$8,220
Cost of Sales	9,111	(1,188)	7,923	7,873	(304)	7,569	6,249	(2,367)	3,882
Gross Profit	7,506	(1,109)	6,397	6,933	(89)	6,844	5,912	(1,574)	4,388
Operating expenses:
Selling, general and administrative	4,142	121	4,263	4,358	(1)	4,357	3,486	(348)	3,138
Research and development	2,545	-	2,545	2,243	-	2,243	1,870	-	1,870
Amortization of intangible assets	1,175	-	1,175	1,174	-	1,174	784	-	784
Loss from Operations	(356)	(1,230)	(1,586)	(842)	(88)	(930)	(228)	(1,226)	(1,454)
Other income (expense)	(27)	-	(27)	(119)	-	(119)	(38)	-	(38)
Income (loss) before cumulative adjustment	(383)	(1,230)	(1,613)	(961)	(88)	(1,049)	(266)	(1,226)	(1,492)
Cumulative adjustment	-	-	-	-	-	-	-	(1,264)	(1,264)
Net income (loss)	$(383)	$(1,230)	$(1,613)	$(961)	$(88)	$(1,049)	$(266)	$(2,490)	$(2,756)
Basic earnings (loss) per share :
Continuing operations	$(0.03)	$(0.10)	$(0.13)	$(0.09)	$-	$(0.09)	$(0.03)	$(0.12)	$(0.15)
Cumulative adjustment	-	-	-	-	-	-	-	(0.13)	(0.13)
Net income (loss)	$(0.03)	$(0.10)	$(0.13)	$(0.09)	$-	$(0.09)	$(0.03)	$(0.25)	$(0.28)

Diluted earnings (loss) per share :
Continuing operations	$(0.03)	$(0.10)	$(0.13)	$(0.09)	$-	$(0.09)	$(0.03)	$(0.12)	$(0.15)
Cumulative adjustment	-	-	-	-	-	-	-	(0.13)	(0.13)
Net income (loss)	$(0.03)	$(0.10)	$(0.13)	$(0.09)	$-	$(0.09)	$(0.03)	$(0.25)	$(0.28)

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

                We record provisions for doubtful accounts receivable based on specific identification of our accounts receivable. As a result of this examination, we recorded a $143,000 provision in the year ended December 31, 2000.  No provision was recorded in the sixth month transition period ended December 31, 1999. $20,000 was recorded in fiscal 1999 and $12,000 in fiscal 1998.

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

Staff Accounting Bulletin (SAB) No. 101—Revenue Recognition in Financial Statements.  In December 1999, the Securities and Exchange Commission (“SEC”) staff issued SAB 101, which, among other things, establishes the SEC’s interpretation that if uncertainty exists about customer acceptance of a product, revenue should not be recognized until acceptance occurs. In SAB 101, the SEC stated that customer acceptance provisions may be included in a contract to enforce a customer’s right to (1) test the delivered product, (2) require the seller to perform additional services subsequent to delivery of an initial product or performance of an initial service, such as a seller being required to install or activate delivered equipment, or, (3) identify other work necessary to be done before accepting the product.  The SEC presumes that such contractual customer acceptance provisions are substantive, bargained-for terms of an arrangement.  Accordingly, when such contractual customer acceptance provisions exist, the SEC generally believes that the seller should not recognize revenue until customer acceptance occurs or the acceptance provisions lapse.

We adopted the provisions of SAB 101 in the fourth quarter of 2000.  The impact, our revenue recognition policy and disclosures related to this adoption are quantified and discussed in Note 2 in Notes to Consolidated Financial Statements, contained elsewhere herein.

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

We offer equipment automation solutions and software development services.  These solutions and services require different marketing techniques and involve a more extensive decision-making process by customers than for our traditional handler products.  We need to successfully market our automation products using different sales methods than we have previously used.

We acquired an automation software business in June 1999 and introduced our first suite of products to provide an automation solution for the testing portion of semiconductor manufacturing in May 2000.  The sales from these operations make up less than 3% of our current revenue.  Our future success is dependent upon being able to successfully market our automation products.  If we are not successful in effectively marketing ourselves as an equipment automation solutions provider to the semiconductor industry, our results of operations and financial condition will suffer.

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

10U.        Warrant Purchase Agreement dated July 11, 1992. (1)

10V.        Second Common Stock Warrant Purchase Agreement dated August 10, 1993. (1)

10W.       Demand Loan Agreement dated December 21, 2000 between Citizens Bank of Massachusetts and Micro Component Technology, Inc. (filed with original Form 10-K)

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

(b)           Reports on Form 8-K

                There was no Form 8-K filed during the quarter ended December 31, 2000.

MICRO COMPONENT TECHNOLOGY, INC.

Index to Consolidated Financial Statements

Index to Consolidated Financial Statements
Independent Auditors’ Report
ConsolidatedBalanceSheets as of December 31,2000, December 31, 1999 and June 26, 1999
Consolidated Statements of Operations for the Year Ended December 31, 2000, the Six-Month Transition Period Ended December 31, 1999, and the Fiscal Years Ended June 26, 1999 and June 27, 1998

Consolidated Statements of Changes in Stockholders’ Equity for the Year Ended December 31, 2000 the Six-Month Transition Period Ended December 31, 1999, and the Fiscal Years Ended June 26, 1999 and June 27, 1998

Consolidated Statements of Cash Flows for the Year Ended December 31, 2000, the Six-Month Transition Period Ended December 31, 1999, and the Fiscal Years Ended June 26, 1999 and June 27, 1998
Notes to Consolidated Financial Statements

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

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota

March 23, 2001

MICRO COMPONENT TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,	December 31,	June 26,
	2000	1999	1999

Assets

Current assets:
Cash and cash equivalents	$12,047	$1,045	$1,927
Accounts receivable, less allowance for doubtful accounts of $200, $136, and $146, respectively	11,905	4,087	3,596
Inventories	13,418	3,648	3,616
Other	371	604	131
Total current assets	37,741	9,384	9,270

Property, plant and equipment, net	1,286	865	673
Goodwill and other intangible assets, net	11,920	31	-
Other assets	76	44	47

Total assets	$51,023	$10,324	$9,990

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$31	$51	$51
Accounts payable	6,956	1,232	1,548
Accrued compensation	1,133	686	666
Accrued warranty	777	245	271
Customer prepayments and unearned service revenue	985	361	224
Deferred revenue in excess of cost incurred	3,333	-	-
Other accrued liabilities	2,179	423	245
Total current liabilities	15,394	2,998	3,005

Long-term debt	37	70	33

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 authorized, none issued and outstanding
Common stock, $.01 par value, 20,000,000 authorized, 13,949,974; 7,540,647 and 7,416,922 issued, respectively	139	75	74
Additional paid-in capital	87,942	44,217	44,035
Cumulative other comprehensive loss	(69)	(69)	(69)
Accumulated deficit	(52,420)	(36,967)	(37,088)
Total stockholders’ equity	35,592	7,256	6,952

Total liabilities and stockholders’ equity	$51,023	$10,324	$9,990

See Notes to Consolidated Financial Statements.

MICRO COMPONENT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended	Six Months Ended	Fiscal Years Ended
	December 31,	December 31,	June 26,	June 27,
	2000	1999	1999	1998

Net sales	$49,902	$11,356	$15,171	$16,975
Cost of sales	30,884	5,452	7,539	9,595
Gross profit	19,018	5,904	7,632	7,380

Operating expenses:
Selling, general, and administrative	16,177	4,296	6,279	7,871
Research and development	9,271	1,496	2,800	3,711
Amortization of intangible assets	4,308	10	-	-
Write-down of impaired intangible assets	3,405	-	-	-
Total operating expenses	33,161	5,802	9,079	11,582

Income (loss) from operations	(14,143)	102	(1,447)	(4,202)

Other income (expense):
Interest income	356	28	75	139
Interest expense	(330)	(5)	(8)	(23)
Other income (expense)	(72)	(4)	(86)	207

Income (loss) before income taxes	(14,189)	121	(1,466)	(3,879)
Income tax provision	-	-	-	-

Income (loss) before cumulative effect of change in accounting principle	(14,189)	121	(1,466)	(3,879)

Cumulative effect of change in accounting principle	(1,264)	-	-	-

Net income (loss)	$(15,453)	$121	$(1,466)	$(3,879)

Net income (loss) per share before cumulative adjustment:
Basic	$(1.23)	$0.02	$(0.20)	$(0.54)
Diluted	$(1.23)	$0.01	$(0.20)	$(0.54)
Cumulative adjustment	$(0.11)	$-	$-	$-
Net income (loss) per share:
Basic	$(1.34)	$0.02	$(0.20)	$(0.54)
Diluted	$(1.34)	$0.01	$(0.20)	$(0.54)
Proforma net loss (Note 2)	$-	$(563)	$(1,316)	$(4,002)
Weighted average common and common equivalent shares outstanding
Basic	11,531	7,474	7,396	7,248
Diluted	11,531	8,144	7,396	7,248

See Notes to Consolidated Financial Statements.

MICRO COMPONENT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

			Common Stock					Cumulative
					Additional			Other
	Preferred Stock				Paid-in	Comprehensive	Accumulated	Comprehensive
	Shares	Value	Shares	Value	Capital	Income(Loss)	Deficit	Income (Loss)

Balance at June 28, 1997	315,789	$1,500	7,047,102	$70	$42,474		$(31,743)	$(82)
Net loss						$(3,879)	(3,879)
Shares issued on exercise of options			12,750		20
Shares issued through employee stock purchase plan			18,659		22
Translation adjustment						18		18
Comprehensive income (loss)						$(3,861)
Shares issued through conversion of preferred stock	(315,789)	(1,500)	315,789	4	1,496

Balance at June 27, 1998	-	$-	7,394,300	74	$44,012		$(35,622)	$(64)
Net loss						(1,466)	(1,466)
Shares issued through employee stock purchase plan			22.,622		23
Translation adjustment						(5)		(5)
Comprehensive income (loss)						$(1,471)

Balance at June 26, 1999	-	$-	7,416,922	$74	$44,035		$(37,088)	$(69)
Net income						$121	121
Shares issued on exercise of options, net			67,391	1	146
Shares issued on conversion of warrants, net			56,334		36
Comprehensive income (loss)						$121

Balance at December 31, 1999	-	$-	7,540,647	$75	$44,217		(36,967)	(69)
Net loss						$(15,453)	(15,453)
Shares issued on exercise of options, net			494,514	5	814
Shares issued for acquisition			2,578,366	26	23,174
Proceeds from issuance of stock, net			3,290,000	33	19,615
Shares issued through employee stock purchase plan			46,447	-	122
Comprehensive income (loss)						$(15,453)
Balance at December 31, 2000	-	$-	13,949,974	$139	$87,942		$(52,420)	$(69)

See Notes to Consolidated Financial Statements.

MICRO COMPONENT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year	Six Months
	Ended	Ended	Fiscal Years Ended
	December 31,	December 31,	June 26,	June 27,
	2000	1999	1999	1998
Cash flows from operating activities:
Net income (loss)	$(15,453)	$121	$(1,466)	$(3,879)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	5,191	247	465	492
Write-down of impaired intangible assets	3,405	-	-	-
Noncash charge related to inventories	3,979	-	-	2,038
Other, net	(19)	-	(1)	-
Changes in operating assets and liabilities:
Accounts receivable	(3,495)	(491)	18	414
Inventories	(7,843)	(32)	214	(2,274)
Other assets	365	(470)	21	194
Accounts payable	2,747	(316)	321	(336)
Other accrued liabilities	4,322	237	(54)	(111)
Net cash provided by (used in) operating activities	(6,801)	(704)	(482)	(3,462)

Cash flows from investing activities:
Additions to property, plant and equipment	(466)	(67)	(92)	(295)
Payment for acquisition, net of cash acquired	(473)	(261)	-	-
Maturity of short-term investments	-	-	-	1,169
Net cash provided by (used in) investing activities	(939)	(328)	(92)	874

Cash flows from financing activities:
Payments of long-term debt	(53)	(33)	(49)	(300)
Reduction in working line of credit	(1,794)	-	-	-
Proceeds from issuance of stock	20,589	183	23	42
Net cash provided by (used in) investing activities	18,742	150	(26)	(258)

Effects of exchange rate changes	-	-	(5)	18

Net increase (decrease) in cash and cash equivalents	11,002	(882)	(605)	(2,828)

Cash and cash equivalents at beginning of period	1,045	1,927	2,532	5,360

Cash and cash equivalents at end of period	$12,047	$1,045	$1,927	$2,532

Supplemental disclosure- Noncash investing and financing activities:
Equipment acquired by capital lease	$14	$70	$-	$-
Notes payable for acquisition	-	72	-	-
Stock issued in cashless option and warrant exercises	-	627	-	-
Stock redeemed in cashless option and warrant exercises	-	(627)	-	-
Stocked issued for the acquisition of Aseco Corporation	22,500	-	-	-

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

Fiscal Year

                Effective December 31, 1999 our fiscal year is a calendar year, ending on December 31.  Prior to that time, our fiscal year ended on the last Saturday of June.  Presented below is unaudited condensed financial information for the six-month comparative transition period ended December 26,1998 (in thousands, except per share data):

Net sales	$6,688
Cost of sales	3,506
Gross profit	3,182
Operating expenses	4,584
Loss from operations	(1,402)
Other income	7
Net loss	(1,395)

Net loss per share – basic and diluted	$(0.19)

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

                Under our old policy (prior to SAB 101), we recognized revenue for product sales upon shipment, as our terms were free on board (FOB) shipping point, if all conditions precedent to the sale had been met or were assured of being met.  If we had rights of return within a contract due to significant technological issues (primarily on new first build products placed for the first time at a customer), we would not recognize revenue until technological feasability has been proven and accepted and therfore the return provision had lapsed. Revenues related to spare parts was recognized upon shipment. Service revenue was deferred and amortized to earnings on a straight-line basis over the life of the service contract.

                Under SAB 101, our revenue policy has changed. Revenue is recognized upon shipment, as our terms are FOB shipping point, for established products that have previously satisfied existing customer’s performance specifications and that provide for full payment tied to shipment.  Revenue for products that have not previously satisfied customer performance specifications or from sales where all or a portion of customer payment is based upon acceptance are only recognized upon customer acceptance.  The related inventory costs are offset against the deferred revenue and reported as deferred revenue in excess of cost incurred in the consolidated balance sheet.  Product warranty and installation costs are accrued in the period sales are recognized.  Installation services are considered to be perfunctory as defined under SAB 101 and average less than 5% of the contract price. Revenue related to spare parts is recognized upon shipment.  Revenue related to maintenance and service contracts are deferred and amortized to earnings on a straight–line basis over the life of the service contract.  Custom integration software revenue is recognized on a project basis with milestone acceptance provisions.

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

New Accounting Standards

On January 1, 2001, we adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities.  SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities.  It requires that all derivatives, including those embedded in other contracts, be recognized as either assets or liabilities and that those financial instruments be measured at fair value.  The accounting for changes in the fair value of derivatives depends on their intended use and designation. Management has reviewed the requirements of SFAS No. 133 and has determined that we have no free-standing or embedded derivatives.  All contracts that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as, normal purchases or sales.  Our policy is to not use free-standing derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales

NOTE 2  - CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

In December 1999, the Securities and Exchange Commission staff issued SAB 101, which, among other things, establishes the SEC’s interpretation that if uncertainty exists about customer acceptance of a product, revenue should not be recognized until acceptance occurs.  In SAB 101, the SEC stated that customer acceptance provisions may be included in a contract to enforce a customer’s right to (1) test the delivered product, (2) require the seller to perform additional services subsequent to delivery of an initial product or performance of an initial service, such as a seller is required to install or activate delivered equipment, or (3) identify other work necessary to be done before accepting the product.  The SEC presumes that such contractual customer acceptance provisions are substantive, bargained-for terms of an arrangement.  Accordingly, when such contractual customer acceptance provisions exist, the SEC generally believes that the seller should not recognize revenue until customer acceptance occurs or the acceptance provisions lapse.

In the fourth quarter of 2000 we changed the method of recognizing revenue to comply with SAB 101. As a result of this change, we reported a change in accounting principle in accordance with APB Opinion No. 20 (APB 20), Accounting Changes, by a cumulative effect adjustment.  Because we are a calendar year entity who is adopting SAB 101 in the fourth quarter, no cumulative effect of the change is included in net income of the fourth quarter.  Instead, APB 20 requires that the change be made as of the beginning of the year (January 1, 2000) and that financial information for pre-change interim periods, in this case the first three quarters of 2000, be restated by applying SAB 101 to those periods.  For the year ended December 31, 2000, we recognized $3.3 million of revenue, which was included in our cumulative effect adjustment pursuant to the adoption of SAB 101.  This represented 100% of the revenue contained in the cumulative effect adjustment.

The following proforma information presents a summary of the effects of SAB 101 on prior years’ results as if SAB 101 had been in effect for those periods presented.

	Six Months	Six Months
	Ended	Ended	Fiscal Years Ended
	December 31,	December 26,	June 26,	June27,
	1999	1998	1999	1998

Net income (loss), in thousands
As reported	$121	$(1,395)	$(1,466)	$(3,879)
Proforma	$(563)	$(1,891)	$(1,316)	$(4,002)

Earnings (loss) per share – basic
As reported	$0.02	$(0.19)	$(0.20)	$(0.54)
Proforma	$(0.08)	$(0.26)	$(0.18)	$(0.55)

Earnings (loss) per share – diluted
As reported	$0.01	$(0.19)	$(0.20)	$(0.54)
Proforma	$(0.08)	$(0.26)	$(0.18)	$(0.55)

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

In accordance with generally accepted accounting principles we value our inventories at the lower of cost or market.  In the fourth quarter of 2000, we recorded a charge of $4.0 million for excess and obsolete inventory. This provision for excess inventory resulted from the significant decrease in forecasted demand associated with the market downturn and was calculated in accordance with our policy, which is based on inventory levels in excess of anticipated demand for each specific product type.  This amount is included in cost of sales for the fourth quarter and year ended December 31, 2000.

Property, plant and equipment were as follows (in thousands):

	December 31,	December 31,	June 26,
	2000	1999	1999

Leasehold improvements	$207	$175	$179
Machinery and equipment	3,746	2,869	3,042
Furniture and fixtures	1,790	1,045	877
	5,743	4,089	4,098
Less accumulated depreciation	(4,457)	(3,224)	(3,425)
	$1,286	$865	$673

Intangible assets and goodwill consisted of the following ( in thousands):

	December 31,	December 31,	June 26,	Estimated
	2000(1)	1999	1999	Useful Life

Intellectual property	$42	$42	$-	24 Months
Customer lists	1,000	-	-	60 Months
Established work force	1,167	-	-	24 Months
Developed products (2)	1,820	-	-	36 Months
Core products (2)	5,000	-	-	60 Months
Goodwill	7,205	-	-	60 Months
	16,234	42	-
Less accumulated amortization	(4,314)	(11)	-
	$11,920	$31	$-

(1)   In accordance with generally accepted accounting principles, we evaluate our carrying values of long-lived assets and goodwill based on the analysis of future cash flows relative to the remaining amortization periods.  As a result of the significant industry downturn, which began in the fourth quarter of 2000, we reduced the carrying value of the established workforce by $0.3 million, the developed products by $0.6 million and goodwill by $2.5 million.  The $0.3 million workforce reduction affected a total of 11 individuals, principally in the areas of manufacturing and engineering.

(2)   Original assignment of values was based on the specific products assigned to each product group and discounting the forecasted net future cash flows of those products.

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

                The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense recorded in the consolidated financial statements is as follows:

	Year	Six Months
	Ended	Ended	Fiscal Years Ended
	Dec. 31,	Dec. 31,	June 26,	June 27,
	2000	1999	1999	1998

Tax (benefit) at statutory rate	(35.0)%	35.0%	(35.0)%	(35.0)%
Effect of graduated tax rates	1.0	(1.0)	1.0	1.0
State taxes	-	-	-	-
Nondeductible item – goodwill	17.0	-	-	-
Adjustment to valuation allowance	17.0	(34.0)	34.0	34.0
	0.0%	0.0%	0.0%	0.0%

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

                We have recorded a total valuation reserve on deferred tax assets due to uncertainity of their ultimate realization as follows:

	December 31	December 31	June 26
	2000	1999	1999

Net operating loss	$22,025	$13,135	$13,175
Inventories	4,235	1,750	1,770
Accrued expenses	570	190	245
Deferred profit	1,330	-	-
Other	200	165	180
Valuation allowance	(28,360)	(15,240)	(15,370)
	$-	$-	$-

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

                Shares subject to options under these were as follows:

			Weighted
			Average
			Exercise
		Exercise	Price Per
Options	Shares	Price Range	Share

Outstanding at June 28, 1997	895,000	$2.00 to $7.50	$2.89

Granted (fair value $1.27 per share)	349,000	$1.56 to $4.81	$3.62
Exercised	(20,000)	$2.00 to $3.63	$2.81
Expired	(16,000)	$2.63 to $3.00	$2.81

Outstanding at June 27, 1998	1,208,000	$1.56 to $7.50	$3.11

Granted (fair value $0.68 per share)	461,500	$ 1.00 to $1.94	$1.17
Expired	(347,000)	$ 2.38 to $7.00	$4.78

Outstanding at June 26, 1999	1,322,500	$ 1.00 to $7.50	$2.00

Granted (fair value $2.99 per share)	200,500	$ 2.25 to $5.44	$4.26
Exercised	(69,991)	$ 1.22 to $3.31	$2.26
Expired	(1,000)	3.56	$3.56

Outstanding at December 31, 1999	1,452,009	$ 1.00 to $7.50	$2.30

Granted (fair value $5.98 per share)	694,500	$ 6.06 to $11.25	$7.14
Aseco Converted Options	594,744	$ 1.18 to $8.00	$1.54
Exercised	(494,514)	$ 1.12 to $8.00	$1.66
Expired	(101,453)	$ 1.18 to $9.00	$5.29

Outstanding at December 31, 2000	2,145,316	$ 1.00 to $11.25	$3.66

Exercisable at December 31, 2000	1,064,699	$ 1.00 to $7.50	$2.13

                Options outstanding at December 31, 2000 had exercise prices ranging from $1.00 to $11.25 per share as summarized in the following table:

	Number	Weighted	Weighted	Number
Range of	Outstanding	Average	Average	Exercisable
Exercise	at Dec. 31,	Remaining	Exercise	at Dec. 31,
Prices	2000	Life	Price Per Share	2000

$1.00 to $1.62	661,781	4.0 years	$1.22	396,308
$1.94 to $2.63	476,250	4.5 years	$2.07	447,375
$3.25 to $4.31	299,785	7.0 years	$3.76	200,266
$5.44 to $8.00	650,500	9.5 years	$6.71	20,750
$9.25 to $11.25	57,000	9.5 years	$9.95	-
$1.00 to $11.25	2,145,316	6.5 years	$3.66	1,064,699

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

		Six
	Year	Months
	Ended	Ended	Fiscal Years Ended
	Dec. 31	Dec. 31	June 26	June 27
	2000	1999	1999	1998
Net income (loss), in thousands
As reported	$(15,453)	$121	$(1,466)	$3,879
Proforma	$(16,740)	$(153)	$(1,652)	$(4,077)

Earnings (loss) per share – basic
As reported	$(1.34)	$0.02	$(0.20)	$(0.54)
Proforma	$(1.45)	$(0.02)	$(0.22)	$(0.56)

Earnings (loss) per share- diluted
As reported	$(1.34)	$0.01	$(0.20)	$(0.54)
Proforma	$(1.45)	$(0.02)	$(0.22)	$(0.56)

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

SIGNATURE

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of St. Paul, State of Minnesota, on January 22, 2002.

MICRO COMPONENT TECHNOLOGY, INC.

By:	/s/ Roger E. Gower
Roger E. Gower
President, Chief Executive Officer
Chairman of the Board and Director

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on January 22, 2002.

Signature	Capacity

/s/ Roger E. Gower	President, Chief Executive Officer
Roger E. Gower	Chairman of the Board and Director

/s/ Jeffery S. Mathiesen	Vice President of Finance/
Jeffery S. Mathiesen	Administration, Chief Financial Officer,
Treasurer