Form 10-Q/A
period 2001-09-29
MICRO COMPONENT TECHNOLOGY INC
filed 2002-01-22
CIK 911149

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q / A

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

The number of shares outstanding of the Registrant's Common Stock as of November 2, 2001 was 14,074,365.

MICRO COMPONENT TECHNOLOGY, INC.

FORM 10-Q

MICRO COMPONENT TECHNOLOGY, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

(Unaudited)

	September 29,	December 31,
	2001	2000

Cash and cash equivalents	$3,035	$12,047
Accounts receivable, less allowance for doubtful accounts of $200 and $200, respectively	4,916	11,905
Inventories:
Raw	2,991	5,229
Work in process	2,031	6,380
Finished goods	898	1,809
Other	418	371
Total current assets	14,289	37,741

Property, plant and equipment, net	845	1,286
Goodwill and other intangible assets, net	-	11,920
Other assets	77	76

Total assets	$15,211	$51,023

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,740	$6,956
Deferred profit	1,548	3,333
Accrued warranty	735	777
Other accrued liabilities	3,192	4,297
Current portion of accrued restructuring costs	677	-
Current portion of long-term debt	28	31
Total current liabilities	7,920	15,394

Long-term debt	20	37
Long-term portion of accrued restructuring costs	445	-

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 authorized, none issued and outstanding	-	-
Common stock, $.01 par value, 20,000,000 authorized, 14,074,240 and 13,949,974 issued, respectively	141	139
Additional paid-in capital	88,144	87,942
Cumulative other comprehensive loss	(69)	(69)
Accumulated deficit	(81,390)	(52,420)
Total stockholders’ equity	6,826	35,592

Total liabilities and stockholders’ equity	$15,211	$51,023

See notes to unaudited condensed consolidated financial statements

MICRO COMPONENT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
	2001	2000	2001	2000

Net sales	$4,386	$14,320	$21,119	$36,953

Cost of sales:
Products	3,013	7,923	12,903	19,374
Inventory revaluation	8,092	-	8,092	-

Total cost of sales	11,105	7,923	20,995	19,374

Gross (loss) profit	(6,719)	6,397	124	17,579

Operating expenses:
Selling, general and administrative	2,347	4,263	8,504	11,758
Research and development	1,459	2,545	6,362	6,658
Amortization of intangible assets	874	1,175	2,632	3,133
Write-down of impaired intangible assets	9,298	-	9,298	-
Restructuring charge	113	-	2,444	-

Total operating expenses	14,091	7,983	29,240	21,549

Loss from operations	(20,810)	(1,586)	(29,116)	(3,970)

Interest income	10	115	163	159
Interest expense	(1)	(133)	(5)	(292)
Other, net	1	(9)	(12)	(51)

Total interest and other	10	(27)	146	(184)

Loss before cumulative effect of change in accounting principle	(20,800)	(1,613)	(28,970)	(4,154)

Cumulative effect of change in accounting principle	-	-	-	(1,264)

Net loss	$(20,800)	$(1,613)	$(28,970)	$(5,418)

Net loss per share, basic and diluted:

Continuing operations	$(1.48)	$(0.13)	$(2.07)	$(0.38)
Cumulative effect of change in accounting principle	-	-	-	(0.12)
Net loss	$(1.48)	$(0.13)	$(2.07)	$(0.50)

Weighted average common and equivalent shares outstanding:
Basic and diluted	14,062	12,082	14,011	10,765

See notes to unaudited condensed consolidated financial statements

MICRO COMPONENT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	Sept. 29,	Sept. 30,
	2001	2000

Cash flows from operating activities:
Net loss	$(28,970)	$(5,418)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	552	661
Amortization	2,632	3,133
Write-down of impaired intangible assets	9,298	-
Non-cash charge related to inventory revaluation	8,092	-
Changes in assets and liabilities:
Accounts receivable	6,989	(5,994)
Inventories	(594)	(4,912)
Other current assets	(58)	326
Accounts payable	(5,216)	3,106
Accrued restructuring costs	1,163	-
Other accrued liabilities	(2,932)	4,742

Net cash used in operating activities	(9,044)	(4,356)

Cash flow from investing activities:
Additions to property, plant and equipment	(152)	(283)
Payment for acquisitions, net cash acquired	-	(407)

Net cash used in investing activities	(152)	(690)

Cash flows from financing activities:
Payments of long-term debt	(20)	(51)
Increase in line of credit	-	314
Proceeds from issuance of stock, net	204	20,613

Net cash provided by financing activities	184	20,876

Net increase (decrease) in cash and cash equivalents	(9,012)	15,830

Cash and cash equivalents at beginning of period	12,047	1,045

Cash and cash equivalents at end of period	$3,035	$16,875

Supplemental disclosure:
Non-cash investing and financing activities:
Stock issued for acquisition of Aseco Corporation	$-	$23,200

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

(in thousands)	Three Months Ended		Nine Months Ended
	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
	2001 (1)	2000(1)	2001(1)	2000(1)

Weighted average common shares outstanding	14,062	12,082	14,011	10,765
Effect of dilutive stock options and warrants	-	-	-	-

	14,062	12,082	14,011	10,765

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

The restructuring charge resulting from the consolidation of operations and cost reduction measures initiated in the first quarter of 2001 totaled approximately $2.3 million.  This charge principally represents employee separation costs and costs related to idle facilities over the remaining lease term, which runs through April  2003.  This restructuring affected approximately 25% of our workforce comprising a total of 73 employees principally in the areas of manufacturing and administration.  Idle facility costs included in the charge represent a percentage of the remaining rent payments, utilities and insurance costs ($1.28 million) and the impairment of certain leasehold improvements ($0.04 million).

During the third quarter of 2001, due to the continued and prolonged downturn in the semiconductor capital equipment market, we reduced our workforce across all functional areas by approximately 17%, resulting in a restructuring charge of $113,000.  This charge reflects severance and other benefit costs associated with this reduction. This workforce reduction affected an additional 31 employees, principally in the areas of manufacturing and engineering.  All of these costs were incurred and paid during the quarter ended September 29, 2001.   The following table summarizes the charges related to workforce and manufacturing cost reductions:

	Employee
(in thousands)	Separation	Idle Facility
	Costs	Costs	Total

Restructuring charge incurred in the
first quarter ended March 31, 2001	$1,011	$1,320	$2,331

Utilization for the quarter ended
March 31, 2001	(276)	-	(276)

Utilization for the quarter ended
June 30, 2001	(616)	(98)	(714)

Restructuring charge incurred in the
third quarter ended September 29, 2001	113	-	113

Utilization for the quarter ended
September 29, 2001	(165)	(167)	(332)

Accrued restructuring costs at
September 29, 2001	$67	$1,055	$1,122

Impairment of goodwill and purchased intangible assets

Due to the deep and protracted downturn in the semiconductor capital equipment industry, we have shifted product strategy and focused our resources on profit contribution in high growth markets. These high contribution markets directly relate to the company’s new strip testing technology and suite of automated equipment solutions. We will continue to market and manufacture certain of our older singulated products. However, the financial contribution of these products will continue to represent a lower percentage of our overall results.  As a result, we recorded a charge of approximately $9.3 million in the third quarter of 2001, related to the impairment of goodwill and purchased intangible assets, associated primarily with our singulated products, measured as the amount by which the carrying values exceeded the present value of the estimated future cash flows for goodwill and purchased intangible assets.  These impairments fully relate to the January 30, 2000 Aseco Corporation acquisition and reduce the carrying value of goodwill and purchased intangibles to zero as of September 29, 2001.

Provision for Inventory

We recorded a provision for inventory totaling approximately $8.1 million in the third quarter of 2001, of which approximately $1.9 million represents discontinued products and approximately $0.6 million represents obsolete components resulting from a shift in product focus.  The remaining charge of approximately $5.6 million relates to excess inventory, principally in our older singulated products,   due to the protracted downturn in the semiconductor capital equipment industry.  This additional excess inventory charge was due to a prolonged and significant decrease in forecasted revenue and was calculated in accordance with our policy, which is based on inventory levels in excess of anticipated 12-month demand for each specific product type.  We will be physically disposing of all inventory that is considered to be obsolete.

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

(In thousands, except per share data)	Three Months	Nine Months
	Ended	Ended
	Sept. 30, 2000	Sept. 30, 2000

Net revenues	$14,320	$37,308
Net loss	$(1,613)	$(7,523)
Net loss per share, basic and diluted	$(0.13)	$(0.70)

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

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”.  SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees.  SFAS No. 143 amends SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies.  SFAS is effective for fiscal years beginning after June 15, 2002.  We do not expect this statement to have a material effect on our financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".  SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion).  SFAS No. 144 also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary.  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.  We do not expect this statement to have a material effect on our financial position or results of operations.

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

The restructuring charge resulting from the consolidation of operations and cost reduction measures initiated in the first quarter of 2001 totaled approximately $2.3 million.  This charge principally represents employee separation costs and costs related to idle facilities over the remaining lease term, which runs through April 2003.  This restructuring affected approximately 25% of our workforce comprising a total of 73 employees principally in the areas of manufacturing and administration.  Idle facility costs included in the charge represent a percentage of the remaining rent payments, utilities and insurance costs ($1.28 million) and the impairment of certain leasehold improvements ($0.04 million).

During the third quarter of 2001, due to the continued and prolonged downturn in the semiconductor capital equipment market, we reduced our workforce across all functional areas by approximately 17%, resulting in a restructuring charge of $113,000.  This charge reflects severance and other benefit costs associated with this reduction. This workforce reduction affected an additional 31 employees, principally in the areas of manufacturing and engineering. All of these costs were incurred and paid during the quarter ended September 29, 2001.

Impairment of goodwill and purchased intangible assets

Due to the deep and protracted downturn in the semiconductor capital equipment industry, we have shifted product strategy and focused our resources on profit contribution in high growth markets. These high contribution markets directly relate to the company’s new strip testing technology and suite of automated equipment solutions. We will continue to market and manufacture certain of our older singulated products. However, the financial contribution of these products will continue to represent a lower percentage of our overall results.  As a result, we recorded a charge of approximately $9.3 million in the third quarter of 2001, related to the impairment of goodwill and purchased intangible assets, associated primarily with our singulated products, measured as the amount by which the carrying values exceeded the present value of the estimated future cash flows for goodwill and purchased intangible assets.  These impairments fully relate to the January 30, 2000 Aseco Corporation acquisition and reduce the carrying value of goodwill and purchased intangibles to zero as of September 29, 2001.

Provision for Inventory

We recorded a provision for inventory totaling approximately $8.1 million in the third quarter of 2001, of which approximately $1.9 million represents discontinued products and approximately $0.6 million represents obsolete components resulting from a shift in product focus.  The remaining charge of approximately $5.6 million relates to excess inventory, principally in our older singulated products,   due to the protracted downturn in the semiconductor capital equipment industry.  This additional excess inventory charge was due to a prolonged and significant decrease in forecasted revenue and was calculated in accordance with our policy, which is based on inventory levels in excess of anticipated 12-month demand for each specific product type.  We will be physically disposing of all inventory that is considered to be obsolete.

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

The restructuring charges resulting from workforce reduction totaled $0.1 million for the third quarter of 2001.  This charge represents employee separation costs, which were incurred and paid during the third quarter of 2001.

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

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees.  SFAS No. 143 amends SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies.  SFAS is effective for fiscal years beginning after June 15, 2002.  We do not expect this statement to have a material effect on our financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".  SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion).  SFAS No. 144 also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary.  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.  We do not expect this statement to have a material effect on our financial position or results of operations.

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

The restructuring charge resulting from the consolidation of operations and cost reduction measures initiated in the first quarter of 2001 totaled approximately $2.3 million.  This charge principally represents employee separation costs and costs related to idle facilities over the remaining lease term, which runs through April  2003.  This restructuring affected approximately 25% of our workforce comprising a total of 73 employees principally in the areas of manufacturing and administration.  Idle facility costs included in the charge represent a percentage of the remaining rent payments, utilities and insurance costs ($1.28 million) and the impairment of certain leasehold improvements ($0.04 million).

During the third quarter of 2001, due to the continued and prolonged downturn in the semiconductor capital equipment market, we reduced our workforce across all functional areas by approximately 17%, resulting in a restructuring charge of $113,000.  This charge reflects severance and other benefit costs associated with this reduction. This workforce reduction affected an additional 31 employees, principally in the areas of manufacturing and engineering. All of these costs were incurred and paid during the quarter ended September 29, 2001.

Impairment of goodwill and purchased intangible assets

Due to the deep and protracted downturn in the semiconductor capital equipment industry, we have shifted product strategy and focused our resources on profit contribution in high growth markets. These high contribution markets directly relate to the company’s new strip testing technology and suite of automated equipment solutions. We will continue to market and manufacture certain of our older singulated products. However, the financial contribution of these products will continue to represent a lower percentage of our overall results.  As a result, we recorded a charge of approximately $9.3 million in the third quarter of 2001, related to the impairment of goodwill and purchased intangible assets, associated primarily with our singulated products, measured as the amount by which the carrying values exceeded the present value of the estimated future cash flows for goodwill and purchased intangible assets.  These impairments fully relate to the January 30, 2000 Aseco Corporation acquisition and reduce the carrying value of goodwill and purchased intangibles to zero as of September 29, 2001.

Provision for Inventory

We recorded a provision for inventory totaling approximately $8.1 million in the third quarter of 2001, of which approximately $1.9 million represents discontinued products and approximately $0.6 million represents obsolete components resulting from a shift in product focus.  The remaining charge of approximately $5.6 million relates to excess inventory, principally in our older singulated products,   due to the protracted downturn in the semiconductor capital equipment industry.  This additional excess inventory charge was due to a prolonged and significant decrease in forecasted revenue and was calculated in accordance with our policy, which is based on inventory levels in excess of anticipated 12-month demand for each specific product type.  We will be physically disposing of all inventory that is considered to be obsolete.

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

Micro Component Technology, Inc.
Registrant

Dated: January 22, 2002	By:	/s/ Roger E. Gower
Roger E. Gower
President and Chief Executive Officer

And

Dated: January 22, 2002	By:	/s/ Jeffrey S. Mathiesen
Jeffrey S. Mathiesen
Chief Financial Officer
Chief Accounting Officer