Form 10-K405
period 2001-12-31
MICRO COMPONENT TECHNOLOGY INC
filed 2002-03-26
CIK 911149

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2001

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

COMMON STOCK, $.01 PAR VALUE
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Secuities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant on March 8, 2002 (based upon the closing price of those shares on the NASDAQ National Market System) was approximately $31.6 million.

Number of shares outstanding of the Registrant’s Common stock, as of March 8, 2002, is 14,075,675.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for the annual meeting of stockholders (the “Proxy Statement”) to be filed within 120 days after the Registrant’s fiscal year ended December 31, 2001, are incorporated by reference into Part III.

MICRO COMPONENT TECHNOLOGY, INC.

TABLE OF CONTENTS

PART I

ITEM	1. Business

ITEM	2. Properties

ITEM	3. Legal Proceedings

ITEM	4. Submission of Matters to a Vote of Security Holders

PART II

ITEM	5. Market for Registrant’s Common Stock and Related Stockholder Matters

ITEM	6. Selected Consolidated Financial Data

ITEM	7. Management’s Discussion and Analysis of Results of Operations and Financial Condition

ITEM	8. Consolidated Financial Statements and Supplementary Data

ITEM	9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

ITEM	10. Directors and Executive Officers of the Registrant

ITEM	11. Executive Compensation

ITEM	12. Security Ownership of Certain Beneficial Owners and Management

ITEM	13. Certain Relationships and Related Transactions

PART IV

ITEM	14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

ITEM 1.  Business

General

Unless the context otherwise requires, references in this Report on Form 10-K to “MCT”, “ We”, “Us”, “Registrant” and the “Company” refer to Micro Component Technology, Inc. and its consolidated subsidiaries. MCT was incorporated in Minnesota on June 20, 1972, was reorganized as a Delaware corporation on June 28, 1983 and reorganized as a Minnesota corporation on November 6, 1996.  MCT has four wholly owned active operating subsidiaries, Micro Component Technology Asia Pte. Ltd., “MCT Asia”, MCT Asia (Penang) Sdn. Bhd., “Penang”, MCT Philippines, Inc. and Aseco Corporation, “Aseco”.  Our principal executive offices are located at 2340 West County Road C, St. Paul, Minnesota 55113 and our telephone number at that location is (651) 697-4000.

Our trademarks used in this Form 10-K are:  MCT, Infinity Systems, Aseco, Tapestry, Smart Solutions, SmartMark, SmartSort, SmartTrak, Isocut, MCT 5100, MCT 7632, S-170 and S-130.  All other trademarks or trade names referred to in this Form 10-K are the property of their respective owners.

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

On December 24, 2001, we issued $10.0 million of 10% Senior Subordinated Convertible Notes due in 2006 to a group of accredited investors .  These Notes are convertible into MCT common stock at a conversion price equal to $2.60 per share.  The Notes are redeemable by MCT at any time after January 3, 2004 as long as the market price of our common stock equals or exceeds $3.90 per share.  Proceeds of the Notes, net of debt issuance costs, totaled $9.2 million.  Holders of the Notes have standard registration rights if they convert the Notes to common stock.

Introduction

We are a leading supplier of integrated automation solutions for the global semiconductor test and assembly industry.  We offer complete and comprehensive equipment automation solutions for the test, laser mark, mark inspect, singulation, sort, and packaging for shipment portions of the back-end of the semiconductor manufacturing process that significantly improve our customers’ productivity, yield and throughput.  Our solutions include our series of integrated Smart Solutions, automated test handlers, factory automation software and equipment integration services.  Our customers include many leading semiconductor companies such as Analog Devices, National Semiconductor, Agere, Phillips Semiconductor, Cypress Semiconductor and ST Microelectronics and many of the leading back-end contract test and assembly companies including Amkor and NS Electronic Bangkok.  We believe we have one of the world’s largest installed bases of handlers used to test semiconductor devices.

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

Beginning in 1999, we broadened our strategy from that of a test handler manufacturer to one of becoming a provider of comprehensive equipment automation solutions for the back-end of the semiconductor manufacturing process.  Consistent with this new strategy, we completed two acquisitions.  Our acquisition of Infinity Systems in June 1999, a company involved in the development of factory automation software, was integral to the development of our integrated equipment Smart Solutions product suite.  In January 2000, we completed our acquisition of Aseco, which provided us with increased machine vision and robotics engineering technology critical to the handling of strips and wafers.

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

Traditional Semiconductor Manufacturing Process

Semiconductor devices arrive for test in strip or wafer format, with each strip or wafer containing multiple individual devices.  Until recently, most semiconductor manufacturers believed it was necessary to test individual semiconductor devices after they were singulated, or cut from the strip or wafer, because singulation could result in damage or contamination to the semiconductor devices.  However, as semiconductor device and package sizes have shrunk, they have become extremely difficult to handle individually.  For example, manufacturers’ chip scale packages, or CSPs, are nearly the same size as the die they package.  Traditional handling tools do not have the flexibility to adequately address the various semiconductor device size and chip-scale packaging technologies demanded by manufacturers.  As a result, handling tools designed for singulated processes have become a bottleneck to throughput.

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

Our solution provides the following benefits to our customers:

Flexibility to address new form factors, including wafers and strips.  We believe that our Tapestry handler is one of the first handlers capable of processing semiconductor devices in strip or wafer formats.  Tapestry provides increased flexibility, permitting the handling and testing of a variety of packages, substrates and semi-

conductor device sizes.  Depending on the application, we believe that our Tapestry handler’s throughput capability is three to ten times greater than existing singulated handling options available today.

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

Strategy

Our objective is to be the leading supplier for the newly developing market of automated solutions for the semiconductor test and assembly market.  Key elements of our strategy include:

Providing comprehensive automated solutions.  Today, we provide equipment automation solutions for the test and assembly portion of the semiconductor manufacturing process, including test, laser mark, mark inspect, singulation, sort, and packaging for shipment.  In addition, we are expanding our automation solutions to include equipment integration solutions compatible with products from a greater number of other equipment manufacturers.  We have enhanced the software component of our automation solutions by adding data analysis and report generating capabilities to increase our customer’s ability to improve their manufacturing process.  In the future we plan to expand the Smart Solution suite of products to handle other processes within the semiconductor test and assembly area.

Capitalizing on emerging chip scale packaging, or CSP, process development.  Our Smart Solutions and Tapestry products already meet initial chip scale package process requirements through strip handling.  However, the vast number of new chip scale packages recently introduced has imposed additional requirements on semiconductor test and assembly processes. As a leader in providing equipment automation solutions that address chip scale packaging technologies, we are continuing development of next-generation handling and equipment automation solutions for advanced semiconductor device packaging.

Strengthening key customer relationships.  Our customers include many of the world’s leading providers of semiconductor devices as well as major third-party test and assembly companies.  We expect that our customers will look to us to help resolve their process as well as automation problems throughout the back-end.   As we solve our customers’ diverse needs, we will deepen our present customer relationships and also build our knowledge base so that we can develop similar relationships with others in the semiconductor manufacturing industry.

Leveraging our strong sales and service capability.  We predominantly sell our products through our direct sales force and have established sales and service offices in the world’s major centers of semiconductor manufacturing.  We expect to utilize our existing service offices to continually train our sales force to support our new Smart Solutions suite of products.  We have placed software engineers in several Asian locations to directly support Infinity Systems’ pursuit of factory automation software sales.

Continuing to develop and support existing singulated test handling solutions and products.  We believe that we have one of the largest installed bases of traditional test handlers in the world.  We intend to support our customers who use singulated test handling with new product introductions for specialty applications.

Products

Automation Products

Our Smart Solutions equipment suite of products, once integrated with a tester, are designed to automate the entire test process from the point where the semiconductor devices have been packaged, through test, laser mark, inspection, singulation and sort, to the point of shipment to the customer.  Our Smart Solutions product family offers semiconductor manufacturers greater flexibility, yield and throughput.  These products are designed to meet the back-end semiconductor manufacturer’s demand for greater production efficiency, lower cost of test and manufacturing flexibility.  The following table sets forth our key automation product offerings by category, date introduced and application.

Automation Product Category	Product Name	Introduced	Applications
Smart Solutions	Tapestry	February 1999	A next generation handling system for semiconductor devices that are in strip or wafer package formats.
	Isocut	May 2000	Automated system to partially singulate chip scale packages in strip format, electrically isolating the semiconductor devices to accommodate test.
	SmartMark	May 2000	An automated high speed laser marker for integration with strip handling
	SmartSort	May 2000	A high speed sorter for offloading chip scale packages including a post-test singulation function.
	SmartTrak	May 2000	Software management system providing a map with information about each semiconductor device in the strip.
	Input/Output Module (Slotted)	February 1999	Automatic loading and unloading module of strips contained in a slotted magazine assembly.
	Input/Output Module (Stacked)	May 2000	Automated loading and unloading of strips contained in a stacked magazine assembly.
Automation Software	Infinity Systems Software Solutions	Acquired in June 1999	Manufacturing software control systems for semiconductor assembly and test plants including equipment integration through overall factory and corporate information systems integration.

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

SmartSort, our high-speed intelligent sorting system, allows customers to sort devices from a strip according to the electronic strip map and place semiconductor devices in containers for shipment to customers.  This new capability is especially critical for small semiconductor devices such as chip scale packages due to their size and difficulty in handling.  SmartSort utilizes an innovative multi-site device picking approach, which provides increased throughput advantages as compared to existing sorting methods.  Off-load options for SmartSort include bulk, tray, tube or tape.  Other options include vision inspection and wash and dry.

SmartMark, our intelligent laser marking system, offers customers a method for marking individual semiconductor devices uniquely within a strip according to their corresponding electronic strip map.  SmartMark is utilized with a commercial laser system and two-dimensional reader.  We also provide an optional vision system for post-mark inspection.

Our suite of Smart Solution equipment products includes additional modules to assist companies in automating the back-end of the semiconductor manufacturing process using the new strip format.  These include the Isocut module for partial singulation of semiconductor devices in order to allow them to be tested in strip form.  We also have input/output devices for both slotted and stacked magazines used with strips.

Automation Software.   Infinity Systems Software Solutions provide highly sophisticated systems integration services to the semiconductor test and assembly industry.  Infinity Systems’ solutions assist customers in creating either new manufacturing environments or implementing new methods and control systems in existing ones.  These installations allow previously isolated stand-alone equipment to exchange information with other equipment and provide for remote monitoring and control of these systems.  Our engineering experience, efficient software development process, strong project management and our understanding of semiconductor handling systems allow us to assist customers in specifying equipment behavior and software interfaces as a proactive component of the design and procurement process.

Singulated Handling Products

We also provide more traditional singulated handling products utilizing both pick-and-place and gravity-feed technology.

Singulated Handling Products	Product Name	Introduced	Applications
Pick and Place	7632	May 1997	Multiple site test handler for a wide variety of semiconductor devices, able to present up to 32 semiconductor devices for test simultaneously, utilizing tray or tube input and output.
Gravity Feed	5100	December 1996	High-speed dual site test handler for small outline surface-mount packages, utilizing tube input and output.
	S-170	September 1997	Single site test handler for large surface-mount packages, utilizing tray input and output.
	S-130	January 1987	Single site test handler for small outline surface-mount packages, utilizing tube input and output.
	4610	April 1985	Dual site test handler for large surface-mount packages, utilizing tube input and output.

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

Our 5100 gravity feed handler is capable of testing one or two devices in parallel with throughput of up to 14,400 devices per hour with an index time of only 0.5 seconds.  It can be configured to handle a variety of devices with several different kits for varying customer requirements.  We began shipping 5100 handlers in 1997 and it represented a significant portion of our equipment sales in 2000, the six-month transition period ended December 31, 1999, and fiscal 1999.

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

Other handler, tester products and services.  We provide service and spare parts for all of our current and many of our discontinued products. We have also done significant business in support services for a semiconductor device tester that is still widely used but that was last manufactured by us in 1993.

Research and Development

As an important element of our business strategy, we work closely with our customers to develop new products and enhancements of existing products to meet the evolving needs of the test and assembly market, particularly with respect to emerging semiconductor devices, while striving to provide the lowest cost of test.  These efforts, historically focused on test handler products, have resulted in the successful introduction of three new product platforms, the MCT 5100, MCT 7632 and Tapestry handling systems, from fiscal 1997 through fiscal 1999.  In May 2000, we launched our SmartSort and SmartMark products, which are aimed at the automation of a number of the back-end processes and expand our capabilities beyond the core test handler markets.

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

Our research and development expenses were $ 7.9 million in the year ended December 31, 2001, $9.3 million in the year ended December 31, 2000, $1.5 million in the six-month transition period ended December 31, 1999, and $2.8 million in fiscal 1999.  Our combined resources totaled 41 employees and contractors in research and development, or approximately 24% of our entire workforce, at December 31, 2001.

Customers

Our customers include many of the leading manufacturers of semiconductor devices, as well as test and assembly companies in the United States, Europe and Asia.  In recent years, our significant customers have shifted from the major semiconductor manufacturers to test and assembly companies, corresponding to the increased utilization of test and assembly companies by the major semiconductor manufacturers.  Amkor Technology, Inc. accounted for 17%, Analog Devices 13% and Phillips Semiconductor 11% of our net sales in the year ended December 31, 2001, respectively.  Amkor Technology, Inc. accounted for 14% of our net sales in the year ended December 31, 2000 and 27% of our net sales in fiscal 1999.  In the six-month transition period ended December 31, 1999, Lingsen Precision Industries, Ltd. accounted for 19% of our net sales.  The acquisition of Aseco expanded our customer base and introduced us to several new customers.  Analog Devices, Inc. and Motorola, Inc. each accounted for 13% of Aseco’s net sales in fiscal year 1999.

Our customers tend to limit the number of qualified equipment vendors they purchase from in order to gain the efficiencies of standardization across their production process.  We therefore expend substantial efforts to maintain our relationships with our existing major customers to increase the likelihood that they will continue to select our products for their future generations of semiconductor devices.  However, when a customer develops a new type of semiconductor device or the customer changes the size or package for a semiconductor device, the customer is more willing to consider purchasing test handling equipment and other automation equipment from a new source.

Marketing, Sales and Worldwide Support

We market our products primarily to semiconductor manufacturers and third party test and assembly companies through our own sales force and in selected markets through independent sales representatives and distributors.  Our automation solutions, however, are marketed directly by our employees to the key personnel at customers and potential customers who are in charge of capital equipment for the entire back-end.  These sales frequently involve major decisions by the customer as to the configuration and operation of its entire back-end operation.  Although in some situations the sales cycle for Smart Solutions products may be longer than for our traditional handler products, the average order amount is generally larger.

We augment our sales efforts with direct customer support/service engineers and application engineers based in the field.  These engineers are specialists in our product portfolio and partner with our customers to help determine product requirements.  Our service engineers install our equipment and train the customers’ operators and maintenance technicians on the proper use and care of our equipment.  Our application engineers help identify emerging markets for new products.

We established a presence in Asia more than 20 years ago, where we operate through our subsidiaries with offices in Singapore and Penang, Malaysia.  To supplement the region’s sales and service coverage, we use sales representative companies and distributors in Korea, Taiwan and China.  We also established an office in the Philippines to provide better sales and service support and the establishment of a software development group.  We have stationed service engineers in Singapore, Malaysia, Thailand and the Philippines for rapid response to customer needs in Asia. Through our foreign subsidiaries’ distributors and sales representatives, we maintain customer support centers in 26 locations in the United States, Asia and Europe, with over 28 direct employees.

Manufacturing and Suppliers

Our principal manufacturing operations consist of final assembly, system integration and testing at our facilities in St. Paul, Minnesota, and Penang, Malaysia.  We combine proprietary software and components developed in our facilities with components and subassemblies obtained from outside suppliers.  We out-source the manufacture of most of our components to a number of different suppliers.  We obtain certain components and subassemblies necessary for the manufacture of our systems from a sole supplier or limited group of suppliers.  We do not maintain any long-term supply agreements with any of our key suppliers.  We maintain our own machine shops at each manufacturing facility for handling special materials and product development.

Competition

The semiconductor device testing and assembly equipment industry is highly competitive, and the market for our automation products and services is expected to become more competitive.  We face substantial competition throughout the world primarily from manufacturers in the United States and Japan.  The only companies that we are aware of that currently offer a production grade strip handling solution comparable to our Tapestry product is Fico BV and ASM International, whose products were introduced in approximately 1995 and 2001, respectively.  Fico’s product line currently is used only for leaded semiconductor devices.  However, we are aware that other companies are developing strip handling solutions, some have shipped beta versions to customers, and we expect other companies will offer automation systems for the back-end when strip testing technology becomes more accepted.  Our primary competitors in the traditional handler market are Advantest Corporation, Aetrium Incorporated, Cohu, Inc., Kuwano Electrical Instruments Co., Ltd., Multitest Electronics Systems GmbH, Rasco AG and Tesec Corporation. Many of these competitors are considerably larger and have considerably greater financial resources than we do.

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

Intellectual Property Rights

We attempt to protect the proprietary aspects of our products with patents, trademarks and copyrights, as well as contractual and other trade secret protection strategies.  We have five patents issued and active, two patent applications pending in the U.S., and four patent applications pending in Germany, South Korea and Taiwan.

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

Backlog

At December 31, 2001 our backlog of unfilled orders for which a purchase order number has been assigned by the customer and for which a delivery schedule has been specified was $1.7 million.  An additional $4.9 million remains outstanding as a purchase order from a customer for which no delivery date has yet been specified.  Our backlog of unfulfilled orders was $10.6 million at December 31, 2000.  A significant portion of the backlog at December 31, 2001 is expected to be shipped in the next two quarters.  Since a large majority of the shipments made in a given quarter are usually made during the latter part of the quarter, and since a significant portion of shipments in a given quarter are booked during that same quarter, backlog as of a date in the middle of the quarter will typically be greater than backlog at quarter end.  All orders are subject to cancellation by the customer with limited charges.  Our backlog at a particular date is not necessarily indicative of actual sales for that or any succeeding period and does not reflect the effects of the SEC’s Staff Accounting Bulletin No. 101 (SAB101) discussed in our revenue recognition policy in Note 1 of Notes to Consolidated Financial Statements included elsewhere herein.

Employees

At December 31, 2001, we had a total of 172 employees plus 3 contract personnel, in the following areas: 54 in manufacturing, 41 in engineering and research and development, 49 in sales, marketing, application engineering and service, and 28 in administration.  Our workforce declined approximately 25% and 17% in the first and third quarter, respectively, of 2001 due to staff reductions as a result of a downturn in the semiconductor capital equipment market.  These reductions were across all functional areas.  Many of our employees are highly skilled, and we believe our future success will depend in large part on our ability to attract and retain similar employees.  None of our employees are covered by a collective bargaining agreement, and we have experienced no work stoppages.  We consider our relationship with our employees to be good.

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

ITEM 2.  Properties

We occupy approximately 69,000 square feet of leased space in St. Paul, Minnesota, for our principal executive offices, research and development, and manufacturing activities.  In May 2000, we notified our landlord of our intent to exercise our one-time option to lease the remaining additional 11,000 square feet within the same building, beginning twelve to twenty-four months later, at a date to be mutually determined.  This lease expires in 2007.   We also utilize approximately 61,000 square feet of space in Marlborough, Massachusetts, for research and development and manufacturing activities, under a lease that expires in 2003.  In February 2001, we announced our plans to transfer manufacturing operations from our Marlborough facility to our St. Paul facility which was later modified to transfer this activity to our operations in Penang, Malaysia.  As a result, we substantially reduced the square feet utilized in Marlborough during 2001.  We operate our Infinity Systems division out of approximately 10,000 square feet of leased space in Tempe, Arizona, for software and equipment automation systems development.  This lease expires in 2003.  We occupy approximately 12,000 square feet of leased space in Penang, Malaysia, which is utilized as a manufacturing center for certain of our singulated products.  The lease expires in April 2004. We believe that our current and committed facilities are adequate to support our growth for at least the next twelve months.

ITEM 3.  Legal Proceedings

There are no material pending legal, governmental, administrative or other proceedings to which we are a party.

ITEM 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2001.

PART II

ITEM 5.  Market for Registrant’s Common Stock and Related Stockholder Matters

Our common stock is traded on the NASDAQ National Market under the symbol MCTI.  The following table sets forth, for the periods indicated, the high and low closing sale prices per share of our common stock, as reported by the NASDAQ National Market.

	High	Low
Fiscal Year ended December 31, 2001
First Quarter	$5.25	$2.37
Second Quarter	4.40	2.12
Third Quarter	2.99	1.46
Fourth Quarter	2.98	1.50

Fiscal Year ended December 31, 2000
First Quarter	$12.63	$4.75
Second Quarter	9.94	4.63
Third Quarter	9.38	6.50
Fourth Quarter	7.88	2.19

The approximate number of holders of record of our common stock as of December 31, 2001 was 253.

We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future.  We currently intend to retain future earnings to fund the development and growth of our business.  Our bank line of credit, which expired in January 2002,  prohibited the payment of cash dividends without the bank’s consent.

Under the Note Purchase Agreement  associated with the issuance of the 10% Senior Subordinated Convertiable Notes (discussed in Note 7 in Notes to Consolidated Financial Statements contained elsewhere herein)  we are prohibited from paying dividends.

ITEM 6.  Selected Financial Data

SELECTED CONSOLIDATED  FINANCIAL DATA

	Years Ended			Six Months Ended		Fiscal Years Ended
	Dec. 31 2001	Dec. 31 2000	Dec. 31 1999	Dec. 31 1999	Dec. 31 1998	June 26 1999	June 27 1998(1)	June 28 1997
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$25,406	$49,902	$19,839	$11,356	$6,688	$15,171	$16,975	$16,129
Cost of sales:
Product	15,832	26,905	9,485	5,452	3,506	5,539	9,595	6,910
Inventory revaluation	8,092	3,979	—	—	—	2,000	—	—
Total cost of sales	23,924	30,884	9,485	5,452	3,506	7,539	9,595	6,910
Gross profit	1,482	19,018	10,354	5,904	3,182	7,632	7,380	9,219
Operating expenses:
Selling, general and administrative	10,864	16,177	7,423	4,296	3,152	6,279	7,871	7,121
Research and development	7,859	9,271	2,864	1,496	1,432	2,800	3,711	3,934
Amortization of intangible assets	2,632	4,308	10	10	—	—	—	—
Write-down of impaired intangible assets	9,298	3,405	—	—	—	—	—	—
Restructuring charge	2,444	—	—	—	—	—	—	—
Income (loss) from operations	(31,615)	(14,143)	57	102	(1,402)	(1,447)	(4,202)	(1,836)
Other income (expense)	196	(46)	(7)	19	7	(19)	323	273
Income (loss) before income taxes	(31,419)	(14,189)	50	121	(1,395)	(1,466)	(3,879)	(1,563)
Income tax provision	—	—	—	—	—	—	—	—
Net income (loss) before cumulative effect		(14,189)	50	121	(1,395)	(1,466)	(3,879)	(1,563)
Cumulative effect of change in accounting principle	—	(1,264)	—	—	—	—	—	—
Net income (loss)	$(31,419)	$(15,453)	$50	$121	$(1,395)	$(1,466)	$(3,879)	$(1,563)
Basic earnings (loss) per share:
Continuing operations	$(2.24)	$(1.23)	$0.01	$0.02	$(0.19)	$(0.20)	$(0.54)	$(0.22)
Cumulative adjustment	—	(0.11)	—	—	—	—	—	—
Net income (loss)	$(2.24)	$(1.34)	$0.01	$0.02	$(0.19)	$(0.20)	$(0.54)	$(0.22)

Diluted earnings (loss) per share:
Continuing operations	$(2.24)	$(1.23)	$0.01	$0.02	$(0.19)	$(0.20)	$(0.54)	$(0.22)
Cumulative adjustment	—	(0.11)	—	—	—	—	—	—
Net income (loss)	$(2.24)	$(1.34)	$0.01	$0.02	$(0.19)	$(0.20)	$(0.54)	$(0.22)

Proforma net income (loss) (2)			$(462)	$(563)	$(1,309)	$(1,316)	$(4,002)	$(1,739)

Proforma net income (loss) per share:
Basic			$(0.06)	$(0.08)	$(0.18)	$(0.18)	$(0.55)	$(0.25)
Diluted			$(0.06)	$(0.08)	$(0.18)	$(0.18)	$(0.55)	$(0.25)

Weighted average shares outstanding:
Basic	14,027	11,531	7,435	7,474	7,394	7,396	7,248	7,030
Diluted	14,027	11,531	7,682	8,144	7,394	7,396	7,248	7,030

Selected Balance Sheet Data:
Cash and cash equivalents	$11,086	$12,047	$1,045	$1,045	$2,260	$1,927	$2,532	$5,360
Working capital	12,907	22,347	6,386	6,386	6,199	6,265	7,385	11,008
Total assets	21,341	51,023	10,324	10,324	9,103	9,900	11,226	15,792
Long-term debt	33	37	70	70	58	33	83	133
Convertible notes	10,000	—	—	—	—	—	—	—
Redeemable convertible preferred stock	—	—	—	—	—	—	—	1,500
Total stockholders’ equity	$4,377	$35,592	$7,256	$7,256	$7,005	$6,952	$8,400	$12,219

Notes:

(1)     Includes charges of $0.3 million related primarily to cost reduction actions and operational adjustments related to the depressed semiconductor capital equipment market.

(2)     Proforma amounts reflect the impact of the adoption of SAB 101, which is discussed in Note 2 in Notes to Consolidated Financial   Statements, included elsewhere herein.

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

In April 2000, we changed our fiscal year to December 31, effective December 31, 1999, resulting in a six-month transition period ended December 31, 1999.  Our year ended December 31, 2000 reflected our first full year of activity as a calendar year end entity. Our 1999 fiscal year ended on June 26, 1999, the last Saturday in June.  This change resulted in a twenty-seven week reporting period ended December 31, 1999.

Overview

We supply equipment automation solutions for the global semiconductor test and assembly manufacturing market.  Our solutions include automated test handlers, factory automation software and our new integrated Smart Solutions equipment product line.  We believe that our products can significantly improve the productivity, yield and throughput of the back-end, or to the post-wafer manufacturing process, including assembling, packaging, testing and singulating semiconductor devices.

Beginning in 1999 and continuing into 2000, we broadened our strategy from that of a test handler manufacturer to becoming a provider of comprehensive equipment automation solutions for the back-end of the semiconductor manufacturing process.  First, we developed and introduced in February 1999 our Tapestry strip handler.  Tapestry combines strip handling capability with robotics, machine vision technology and critical software, enabling the testing and tracking of semiconductor devices in strip form and the generation of critical process data throughout the test process.  Second, in June 1999 we acquired the Infinity Systems division of FICO.  Infinity Systems has been involved in the development of factory automation software for the semiconductor manufacturing industry.  Infinity Systems’ software expertise was integral to the development of our integrated Smart Solutions equipment product line, introduced in May 2000.  Together with a third party tester, our Smart Solutions equipment products including our Tapestry handler enable complete automation of the test, laser mark, mark inspect, singulation, sort-and-tape and reel processes.

The demand for our products and services is dependent upon growth in the semiconductor industry and the increasing automation needs of semiconductor manufacturers and independent test and assembly facilities.  In the fourth quarter of 2000, the semiconductor industry went into a sharp downturn, which has intensified and continued throughout all of 2001, resulting in a significant adverse impact on our business.  Although worldwide semiconductor bookings are showing signs of stabilization, the return to market growth is not expected in the near term.  As disclosed in our Form 10-K for the year ended December 31, 2000 and each of our Forms 10-Q for the first three quarters of 2001, a continued or intensified market downturn might result in significant losses, charges for inventory revaluation, or asset impairment or restructuring charges.  Consequently, as a result of this downturn, we have examined our operations and taken the following actions during 2001.

Workforce and Manufacturing Cost Reductions

In February 2001, in response to the downturn in the semiconductor capital equipment industry, we announced plans to consolidate the manufacturing and operation functions performed in our Marlborough, Massachusetts facility to our St. Paul, Minnesota facility, resulting in reductions in headcount, as well as other reduction initiatives which would result in a restructuring charge in the first quarter of 2001.  This plan was later adjusted to transfer the manufacturing functions to our Penang, Malaysia facility.

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

Impairment of Goodwill and Other Intangible Assets

Due to the deep and protracted downturn in the semiconductor capital equipment industry, we have shifted product strategy and focused our resources on profit contribution in high growth markets. These high contribution markets directly relate to our new strip testing technology and suite of automated equipment solutions.  We will continue to market and manufacture certain of our older singulated products. However, the financial contribution of these products will continue to represent a lower percentage of our overall results.  As a result, we recorded a charge of approximately $9.3 million in the third quarter of 2001, related to the impairment of goodwill and purchased intangible assets, associated primarily with our singulated products, measured as the amount by which the carrying values exceeded the present value of the estimated future cash flows.  These impairments fully relate to the January  2000 Aseco Corporation acquisition and reduced the carrying value of goodwill and purchased intangibles to zero as of December 31, 2001.

Inventory Revaluation

We recorded a provision for inventory totaling approximately $8.1 million in the third quarter of 2001, of which approximately $1.9 million represents discontinued products and approximately $0.6 million represents obsolete components resulting from a shift in product focus.  The remaining charge of approximately $5.6 million relates to excess inventory, principally in our older singulated products, due to the protracted downturn in the semiconductor capital equipment industry and our change in product strategy.  This additional excess inventory charge was due to a prolonged and significant decrease in forecasted revenue and was calculated in accordance with our policy, which is based on inventory levels in excess of anticipated 12-month demand for each specific product type.  We will  physically dispose of all inventory that is considered to be obsolete.

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

As a result of the industry downturn in the fourth quarter of 2000, we reduced the carrying values of goodwill by $2.5 million and purchased intangible assets by $0.9 million, due to impairment of these assets.  In the third quarter of 2001, due to the continuing industry downturn and a shift in product strategy from singulated products to strip testing, we reduced the remaining carrying values of goodwill and purchased intangible assets by $4.4 million and $4.9 million, respectively.  This impairment charge reduced all amounts of goodwill and purchased intangible assets associated with the Aseco acquisition to zero as of December 31, 2001.

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

Critical Accounting Policies

Revenue Recognition

In December 1999, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 101 (SAB 101) — Revenue Recognition in Financial Statements.    SAB 101 establishes the SEC’s interpretation that if uncertainty exists about customer acceptance of a product, revenue should not be recognized until acceptance occurs.  In SAB 101, the SEC stated that customer acceptance provisions may be included in a contract to enforce a customer’s right to (1) test the delivered product, (2) require the seller to perform additional services subsequent to delivery of an initial product or performance of an initial service, such as a seller is required to install or activate delivered equipment, or (3) identify other work necessary to be done before accepting the product.  The SEC presumes that such contractual customer acceptance provisions are substantive, bargained-for terms of an arrangement.  Accordingly, when such contractual customer acceptance provisions exist, the SEC generally believes that the seller should not recognize revenue until customer acceptance occurs or the acceptance provisions lapse.

We adopted SAB 101 in the fourth quarter of 2000 (see Note 2 in Notes to Consolidated Financial Statements included elsewhere herein).  Under SAB 101, we recognize revenue upon shipment, as our terms are FOB shipping point, for established equipment products that have previously satisfied existing customer’s performance specifications and that provide for full payment tied to shipment.  Revenue for products that have not previously satisfied customer performance specifications or from sales where all or a portion of customer payment is based upon acceptance are only recognized upon customer acceptance.  As such, in periods of increasing shipments, revenues will be deferred if the shipments are for new customers, new products or the payment terms are tied to acceptance criteria.  Consequently, if these conditions exist, we may report revenue levels that are not reflective of actual shipment growth rates.  Conversely, in periods of decreasing shipments, we potentially could recognize revenues related to shipments made in prior periods.  Consequently, if these conditions exist, we may report revenue levels that are greater than actual shipments.

Allowance for Doubtful Accounts

We record a provision for doubtful accounts based on specific identification of our accounts receivable. This involves a degree of judgement based on discussion with our internal sales and marketing groups, our customer base and the examination of the financial stability of our customers.  There can be no assurance that our estimates will match actual amounts ultimately written off.  During periods of downturn in the market for semiconductor capital equipment  or economic recession, a greater degree of risk exists concerning the ultimate collectability of our accounts receivable due to the impact that these conditions might have on our customer base.

Valuation of Inventories

Our inventories are stated at the lower of cost or market.  Cost is determined by the first–in, first–out (“FIFO”) method.  We maintain a standard costing system for our inventories.  Assumptions with respect to direct labor utilization, standard direct and indirect cost rates, vendor pricing and utilization of factory capacities are formulated in the development of our standard costing system.  Sudden or continuing changes in the semiconductor capital equipment market affecting our shipments can result in significant production variances from our standard rates. These variances directly impact our gross profit performance and may cause variability in gross profits results from reporting period to reporting period.  Our labor and overhead rates are set for production rates that match typical market conditions.  Production variances are charged to cost of sales each quarter as incurred. Material standards are based upon normal purchase volumes.  Purchase price variances are charged to costs of sales each quarter as incurred.

Provisions to reduce inventories to the lower of cost or market are made based on a review of excess and obsolete inventories, estimates of future sales and the related value of component parts, which is based on inventory levels in excess of anticipated 12-month demand for each specific product type.  Significant assumptions with respect to market trends and customer product acceptance are utilized to formulate our 12-month demand schedule.  Sudden or continuing downward changes in the semiconductor capital equipment market may cause us to record additional inventory revaluation charges in future periods.

Accrued Warranties

We provide a standard thirteen month warranty program for our equipment products. We record provisions for warranty claims for these products based upon historical claim performance.  This approach has been applied since the inception of the warranty program and involves a degree of subjectivity in that historical performance is used to estimate future warranty claims.  Therefore, there can be no assurance that our estimates will match the actual amount of future claims.

Results of Operations

The following table sets forth, for the periods indicated, certain items in our statements of operations as a percentage of net sales:

	Years Ended			Six Months Ended		Fiscal Year Ended
	Dec. 31, 2001	Dec. 31, 2000	Dec. 31, 1999	Dec. 31, 1999	Dec. 31, 1998	June 26, 1999
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	94.2	61.9	47.8	48.0	52.4	49.7
Gross profit	5.8	38.1	52.2	52.0	47.6	50.3
Operating expenses:
Selling, general and adminstrative	42.8	32.4	37.4	37.9	47.1	41.4
Research and development	30.9	18.6	14.4	13.2	21.4	18.4
Amortization of intangible assests	10.4	8.6	0.1	—	—	—
Write-down of impaired intangible assests	36.6	6.8	—	—	—	—
Restructure charges	9.6	—	—	—	—	—
Total operating expenses	130.3	66.4	51.9	51.1	68.5	59.8
Income (loss) from operations	(124.5)	(28.3)	0.3	0.9	(20.9)	(9.5)
Other income (expense), net	0.8	(0.1)	—	0.2	0.1	(0.2)
Cumulative effect of change in accounting principle	—	(2.6)	—	—	—	—
Net income (loss)	(123.7)%	(31.0)%	0.3%	1.1%	(20.8)%	(9.7)%

Year Ended December 31, 2001 versus Year Ended December 31, 2000

Net Sales.  Net sales for the year ended December 31, 2001 decreased  $24.5 million or 49.1% to $25.4 million, compared to net sales of $49.9 million for the prior year.  Product acceptance requirements related to product and customer mix resulted in a net increase to revenues of $6.7 million over shipments for the year ended December 31, 2001, while these same factors caused $6.0 million of revenue from shipments in the year 2000 to be deferred into future periods.  Current year product sales, especially capacity-related singulated device handler products, continue to be severely impacted by the continued downturn in the semiconductor capital equipment market.  Sales of our Tapestry and Smart Solutions strip-based products increased $4.3 million or 90.6% over the prior year period, while sales of singulated device handler products decreased $25.1 million or 65.4% from the comparable prior year period.  We expect net sales to continue to be adversely impacted by the market downturn.

As detailed in Note 11 in Notes to Consolidated Financial Statements, net sales to Asia comprised approximately 48% of our net sales for the year ended December 31, 2001.  Sales to customers in the United States represented approximately 46% and net sales to customers in Europe represented approximately 6% for year ended December 31, 2001.  Comparatively, net sales to Asia comprised approximately 53% of our net sales for the year ended December 31, 2000.  Sales to customers in the United States represented approximately 44% and net sales to customers in Europe represented approximately 3% for year ended December 31, 2000.

Gross Profit.  Gross profit, inclusive of the inventory revaluation charge, decreased by $17.5 million to $1.5 million or 5.8% of net sales from $19.0 million or 38.1% of net sales in the prior year.  Exclusive of the inventory revaluation charge, gross profit decreased by $13.4 million to $9.6 million or 37.7% of net sales from $23.0 million or 46.1% of net sales in the prior year.  The decrease in gross margin in the current year period primarily resulted from the continued unabsorbed excess production costs associated with the industry downturn and, in particular, excess production costs related to our singulated products.  Gross margin contribution improved on our Tapestry and Smart Solutions products as a result of their increased sales levels over the prior year period.  We expect overall gross margins to continue to be adversely impacted by the market downturn, partially offset by the benefits of the consolidation of manufacturing operations and workforce reductions occurring in the first and third quarters of 2001.

Selling, General  and Administrative Expense.  Selling, general and administrative expense in 2001 was $10.9 million, or 42.8% of net sales compared to $16.2 million, or 32.4% of net sales in the prior year.  The decrease in expense for the current year is a result of the cost reduction measures initiated in the first and third quarter of 2001 and a decrease in direct selling costs related to the decrease in sales.  The increase in selling, general and administrative expense as a percentage of net sales in the current year is primarily attributed to the decreased sales base.

Research and Development Expense.  Research and development expense in 2001 was $7.9 million, or 30.9% of net sales compared to $9.3 million, or 18.6% of net sales in 2000.  The decrease in expense for the current year is a result of the cost reduction measures initiated in the first and third quarter of 2001.  The increase in research and development expense as a percentage of net sales in the current year is primarily attributed to the decreased sales base.

Amortization of Intangible Assets.   Amortization expense totaled $2.6 million, or 10.4% of net sales for the year ended December 31, 2001, versus $4.3 million or 8.6% of net sales in the prior year.  The decrease of amortization expense in the current year is directly attributed to the write-downs of impaired goodwill and other intangible assets that were recorded in the fourth quarter of 2000 and the third quarter of 2001.

Write-down of Impaired Intangible Assets.  As a result of the significant semiconductor industry downturn, which began in the fourth quarter of 2000 and has continued through 2001, we reduced the carrying value of certain intangible assets by $4.9 million and goodwill by $4.4 million.  This write-down was recorded in the third quarter of 2001.  In the fourth quarter of 2000, also as a result of the industry downturn, we reduced the carrying value of certain intangible assets by $0.9 million and goodwill by $2.5 million.  These charges represent 36.6% and 6.8% of net sales for 2001 and 2000, respectively.

Restructuring Charge.  In the first quarter of 2001, we enacted a plan to consolidate our operations and initiated other cost reduction measures, which resulted in a charge of $2.3 million.  This charge principally represented employee separation costs and costs related to idle facilities over the remaining lease term of the facility, which runs through April 2003.  In the third quarter of 2001, we further reduced our workforce resulting in a charge of $0.1 million for a total restructuring charge in 2001 of $2.4 million or 9.6% of net sales.

Other Income (Expense).  Interest income in 2001 was $227,000 compared to $356,000 in the prior year.  This decrease resulted from the decrease in interest-bearing cash and cash equivalents.  Interest expense totaled $26,000 in 2001 compared to $330,000 in 2000.  The decrease in interest expense is attributable to decreased borrowings under our lines of credit during 2001.

Income Tax Provision.  During both 2001 and 2000, we incurred minimal tax liabilities.  We have recorded valuation allowances against all benefits associated with net operating loss carry forwards due to uncertainty regarding their ultimate utilization.

Cumulative Effect of Change in Accounting Principle.  As a result of the adoption of SAB 101 in the fourth quarter of 2000, and pursuant to APB No. 20, Accounting Changes, we recognized the cumulative effect of retroactive application of SAB 101, resulting in a charge to income of $1.3 million in 2000.

Net Loss.  Net loss for the year ended December 31, 2001 was $31.4 million, or $2.24 per diluted share, as compared to net loss of $15.5 million, or $1.34 per  diluted share for the comparable prior year period.

Year Ended December 31, 2000 versus Twelve Months Ended December 31, 1999

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

Gross Profit.  Gross profit increased $8.6 million in 2000 to $19.0 million or 38.1% of net sales from $10.4 million or 52.2% of net sales in the prior year.  The decrease in gross margin in 2000 resulted primarily from inclusion of the lower margin Aseco products, a shift in product mix to the newer automation products with higher production ramp costs, and a $4.0 million charge for the write-down of inventory to market value, due to obsolescence and excess inventory on hand.

Selling, General and Administrative Expense.  Selling, general and administrative expense in 2000 was $16.2 million, or 32.4% of net sales compared to $7.4 million, or 37.4% of net sales in the prior year.  The addition of the Aseco operations accounted for approximately $5.5 million of the increase, with increased direct selling costs related to increased sales revenues contributing $0.9 million of the increase.  The remainder primarily related to increased personnel, travel and promotion costs to support the sales growth.  The decrease in selling, general and administrative expense as a percentage of net sales in 2000 is primarily due to the increased net sales.

Research and Development Expense.  Research and development expense in 2000 was $9.3 million, or 18.6% of net sales compared to $2.9 million, or 14.4% of net sales in 1999.  The acquisition of Aseco accounted for approximately $3.6 million of the increase in 2000.  The remainder of the increase, of which $1.0 million was increased personnel and contract labor costs, resulted from increased spending requirements for research and development projects initiated during 2000.  These initiatives resulted in the introductions of several new products in 2000.

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

Other Income (Expense).  Interest income in 2000 was $356,000 compared to $28,000 in 1999.  This increase resulted from the investment in interest-bearing cash and cash equivalents of the net proceeds of our public offering in 2000. Interest expense totaled $330,000 in 2000 compared to $5000 in 1999.  The increase in interest expense in 2000 is attributable to increased borrowings under our lines of credit during2000, primarily to fund working capital requirements.

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

Net Income (Loss).  Net loss for the year ended December 31, 2000 was $15.5 million, or $1.34 per diluted share, as compared to net income of $50,000, or $0.01 per diluted share, for the comparable prior year period.

Six-Month Transition Period Ended December 31, 1999 versus Six Months Ended December 26, 1998

Net Sales.  Net sales for the six months ended December 31, 1999 increased $4.7 million, or 69.8%, to $11.4 million compared to net sales of $6.7 million for the comparable prior year period.  The increase in sales in 1999 was comprised of increased sales from our newer products, the MCT 5100 and MCT 7632 handlers and the introduction of our Tapestry handling system and automation software, which increased $5.2 million or 193.6% over the comparable period in the prior year.  Sales of these products represented approximately 70% of total net sales in 1999 compared to approximately 40% in the same period of 1998.  Sales of our other products decreased by $0.6 million, or 14.8%, over the same period a year ago.  The beginning of a general improvement in the semiconductor capital equipment market in 1999, which was in a significant downturn in the prior year, contributed to the overall increase in demand for our products.

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

Quarterly Results

The following tables present selected unaudited quarterly operating results for the ten fiscal quarters ended December 31, 2001, as well as the data expressed as a percentage of net sales.  We believe that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with our consolidated financial statements.  The operating results for any quarter are not necessarily indicative of the results for any subsequent period.

(in thousands, except per share data)

	Quarter Ended
	Dec. 31 2001	Sept. 29 2001(1)	June 30 2001	Mar. 31 2001	Dec. 31 2000(2)	Sept. 30 2000	July 1 2000	April 1 2000	Dec. 31 1999	Sept. 25 1999
Net sales	$4,287	$4,386	$7,404	$9,329	$12,949	$14,320	$14,413	$8,220	$5,611	$5,745
Cost of sales	2,929	11,105	4,220	5,670	11,509	7,923	7,569	3,882	2,620	2,832
Gross profit	1,358	(6,719)	3,184	3,659	1,440	6,397	6,844	4,338	2,991	2,913
Operating expenses:
Selling, general and administrative	2,360	2,347	2,863	3,294	4,420	4,263	4,357	3,138	2,174	2,122
Research and development	1,497	1,459	2,015	2,888	2,613	2,545	2,243	1,870	821	675
Amortization of intangible assets	—	874	879	879	1,175	1,175	1,174	784	5	5
Write-down of impaired intangible assets	—	9,298	—	—	3,405	—	—	—	—	—
Restructuring charge	—	113	—	2,331	—	—	—	—	—	—
Income (loss) from operations	(2,499)	(20,810)	(2,573)	(5,733)	(10,173)	(1,586)	(930)	(1,454)	(9)	111
Other income (expense)	50	10	37	99	138	(27)	(119)	(38)	—	19
Income (loss) before cumulative adjustment	(2,449)	(20,800)	(2,536)	(5,634)	(10,035)	(1,613)	(1,049)	(1,492)	(9)	130
Cumulative adjustment (3)	—	—	—	—	—	—	—	(1,264)	—	—
Net income (loss)	$(2,449)	$(20,800)	$(2,536)	$(5,634)	$(10,035)	$(1,613)	$(1,049)	$(2,756)	$(9)	$130

Basic earnings (loss) per share (4)
Continuing operations	$(0.17)	$(1.48)	$(0.18)	$(0.40)	$(0.72)	$(0.13)	$(0.09)	$(0.15)	$—	$0.02
Cumulative adjustment	—	—	—	—	—	—	—	(0.13)	—
Net income (loss)	$(0.17)	$(1.48)	$(0.18)	$(0.40)	$(0.72)	$(0.13)	$(0.09)	$(0.28)	$—	$0.02

Diluted earnings (loss) per share (4):
Continuing operations	$(0.17)	$(1.48)	$(0.18)	$(0.40)	$(0.72)	$(0.13)	$(0.09)	$(0.15)	$—	$0.02
Cumulative adjustment	—	—	—	—	—	—	—	(0.13)	—	—
Net income (loss)	$(0.17)	$(1.48)	$(0.18)	$(0.40)	$(0.72)	$(0.13)	$(0.09)	$(0.28)	$—	$0.02

Proforma net income (loss)									$(1,589)	$1,026
Proforma net income (loss) per share:
Basic									$(0.21)	$0.14
Diluted									$(0.21)	$0.13

Weighted average shares:
Basic	14,074	14,062	14,018	13,952	13,950	12,082	11,067	9,905	7,484	7,460
Diluted	14,074	14,062	14,018	13,952	13,950	12,082	11,067	9,905	7,484	8,131

	Quarter Ended
	Dec. 31 2001	Sept. 29 2001	June 30 2001	Mar. 31 2001	Dec. 31 2000	Sept. 30 2000	July1 2000	April 1 2000	Dec. 31 1999	Sept. 25 1999
Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	68.3	253.2	57.0	60.8	88.9	55.3	52.5	47.2	46.7	49.3
Gross profit	31.7	(153.2)	43.0	39.2	11.1	44.7	47.5	52.8	53.3	50.7
Operating expenses:
Selling, general and administrative	55.1	53.5	38.7	35.3	34.1	29.8	30.2	38.2	38.8	37.0
Research and development	34.9	33.3	27.2	31.0	20.2	17.8	15.6	22.8	14.7	11.7
Amortization of intangible assets	—	19.9	11.9	9.4	9.1	8.2	8.2	9.5	—	—
Write-down of impaired intangible assets	—	212.0	—	—	26.3	—	—	—	—	—
Restructuring charge	—	2.6	—	25.0	—	—	—	—	—	—
Income (loss) from operations	(58.3)	(474.5)	(34.8)	(61.5)	(78.6)	(11.1)	(6.5)	(17.7)	(0.2)	2.0
Other income (expense)	1.2	0.2	0.5	1.1	1.1	(0.2)	(0.8)	(0.5)	—	0.3
Net income (loss) before cumulative adjustment	(57.1)	(474.3)	(34.3)	(60.4)	(77.5)	(11.3)	(7.3)	(18.2)	(0.2)	2.3
Cumulative adjustment(3)	—	—	—	—	—	—	—	(15.4)	—	—
Net income (loss)	(57.1)%	(474.3)%	(34.3)%	(60.4)%	(77.5)%	(11.3)%	(7.3)%	(33.6)%	(0.2)%	2.3%

(1)   Includes charges totaling $8.1 million to cost of sales, adjusting inventories to lower cost of market.

(2)   Includes charges totaling $4.0 million to cost of sales, adjusting inventories to lower cost of market.

(3)   We adopted SAB 101 in the fourth quarter of the year ended December 31, 2000.  As a result of this adoption, we recognized a cumulative effect adjustment as a result of a change in accounting principle.  The cumulative effect is recognized as if it occurred at the beginning of the year, or January 1, 2000. Proforma amounts reflect the impact of the adoption of SAB 101 on results prior to the recognition of the cumulative adjustment, which is discussed in Note 2 in Notes to Consolidated Financial Statements, contained elsewhere herein. The table below reconciles the previously reported amounts for the first three quarters of 2000 to the restated values pursuant to the adoption of SAB 101.

(4)   The sum of earnings (loss) per share for the fiscal quarters may differ from the annual earnings (loss) per share due to the required method of computing weighted average number of shares in the respective periods.

	As Restated Sept 30 2000	SAB 101 Impact	As Restated Sept 30 2000	As Restated July 1 2000	SAB 101 Impact	As Restated July 1 2000	As Restated April 1 2000	SAB 101 Impact	As Restated April 1 2000
	(in thousands, except per share data)
Net sales	$16,617	$(2,297)	$14,320	$14,806	$(393)	$14,413	$12,161	$(3,941)	$8,220
Cost of sales	9,111	(1,188)	7,923	7,873	(304)	7,569	6,249	(2,367)	3,882
Gross profit	7,506	(1,109)	6,397	6,933	(89)	6,844	5,912	(1,574)	4,388
Operating expenses:
Selling, general and administrative	4,142	121	4,263	4,358	(1)	4,357	3,486	(348)	3,138
Research and development	2,545	—	2,545	2,243	—	2,243	1,870	—	1,870
Amortization of intangible assets	1,175	—	1,175	1,174	—	1,174	784	—	784
Loss from operations	(356)	(1,230)	(1,586)	(842)	(88)	(930)	(228)	(1,226)	(1,454)
Other income (expense)	(27)	—	(27)	(119)	—	(119)	(38)	—	(38)
Income (loss) before cu-mulative adjustment	(383)	(1,230)	(1,613)	(961)	(88)	(1,049)	(266)	(1,226)	(1,492)
Cumulative adjustment	—	—	—	—	—	—	—	(1,264)	(1,264)
Net income (loss)	$(383)	$(1,230)	$(1,613)	$(961)	$(88)	$(1,049)	$(266)	$(2,490)	$(2,756)
Basic earnings (loss) per share:
Continuing operations	$(0.03)	$(0.10)	$(0.13)	$(0.09)	$—	$(0.09)	$(0.03)	$(0.12)	$(0.15)
Cumulative adjustment	—	—	—	—	—	—	—	(0.13)	(0.13)
Net income (loss)	$(0.03)	$(0.10)	$(0.13)	$(0.09)	$—	$(0.09)	$(0.03)	$(0.25)	$(0.28)

Diluted earnings (loss) per share:
Continuing operations	$(0.03)	$(0.10)	$(0.13)	$(0.09)	$—	$(0.09)	$(0.03)	$(0.12)	$(0.15)
Cumulative adjustment	—	—	—	—	—	—	—	(0.13)	(0.13)
Net income (loss)	$(0.03)	$(0.10)	$(0.13)	$(0.09)	$—	$(0.09)	$(0.03)	$(0.25)	$(0.28)

Liquidity and Capital Resources

The net loss and decrease in accounts payable were the primary uses of cash in 2001.  The net loss and increases in acounts receivable and inventories to support increased net sales were the primary uses of cash in 2000.  Increases in accounts receivable and inventories to support the increased net sales were the primary uses of cash in the six-month transition period ended December 31, 1999.  The net loss in fiscal 1999 was the primary use of cash for that year.  Cash used in operations was $10.0 million and $6.8 million in 2001 and 2000, respectively,  $0.7 million in the six-month transition period ended December 31, 1999 and $0.5 million in fiscal 1999.

We record provisions for doubtful accounts based on specific identification of our accounts receivable.  As a result of this examination, we recorded a $225,000 and $143,000 provision for the years ended December 31, 2001 and December 31, 2000, respectively.  No provision was recorded in the six month transition period ended December 31, 1999 and $20,000 was recorded in fiscal 1999.

Capital expenditures totaled $0.3 million in 2001, $0.5 million in 2000, $0.1 million in the six-month transition period ended December 31, 1999 and $0.1 million in fiscal 1999.  Capital purchases for all periods have been primarily for production and computer equipment and for leasehold improvements.

Cash used in the acquisition of Aseco Corporation was $0.5 million in 2000.  Cash used to acquire certain fixed and intangible assets related to our Infinity Systems division was $0.3 million in the six-month transition period ended December 31, 1999.

On December 24, 2001, we issued $10.0 million of 10% Senior Subordinated Convertible Notes due in 2006 to a group of accredited investors.  These Notes are convertible into MCT common stock at a conversion price equal to $2.60 per share.  The Notes are redeemable by MCT at any time after January 3, 2004 as long as the market price of our common stock equals or exceeds $3.90 per share.  Proceeds of the Notes, net of debt issuance costs, totaled $9.2 million.  Holders of the Notes have standard registration rights if they convert the Notes to common stock.  For the year ended December 31, 2001 we issued approximately 0.1 million shares of common stock though the exercise of employee stock options and our stock purchase plan, which provided approximately $0.2 million.  We issued approximately 3.3 million shares of common stock in a public offering in 2000, providing $19.7 million of cash, which was used to reduce existing lines of credit totaling $1.8 million, and for general working capital needs.    In 2000, we issued approximately 0.5 million shares of common stock through the exercise of employee stock options and our stock purchase plan, which provided approximately $0.9 million.  Cash provided by financing activities for the six months ended December 31, 1999, primarily comprised of proceeds from the issuance of common stock upon the exercise of stock options and warrants, was $0.2 million.  Cash used in financing activities, primarily for the repayment of debt, was $26,000 in fiscal 1999.

At December 31, 2001 we had cash and cash equivalents of $11.1 million, a current ratio of 2.9 and working capital of $12.9 million.  At December 31, 2000 we had cash and cash equivalents of $12.0 million, a current ratio of 2.5 and working capital of $22.3 million.  At December 31, 1999 we had cash and cash equivalents of $1.0 million, a current ratio of 3.1 and working capital of $6.4 million.

At December 31, 2001 and 2000 we maintained an unused $1.0 million secured line of credit with another bank.  Interest on the line, at our election, is based on either the bank’s prime rate (as defined) or Eurodollar rate (as defined).  The amount available for borrowing is calculated as a percentage of eligible accounts receivable of Aseco, and borrowings are secured by a certificate of deposit with the bank.  This borrowing facility expired in January 2002.

Our anticipated capital expenditure needs for 2002 are expected to be less than $1.0 million and concentrated in development of additional products and upgrading our management information systems.  We believe that cash and cash equivalents on hand at December 31, 2001 are sufficient to finance and sustain our continuing operations at the projected level through at least 2002.  However, the impact of the continuation of the severe downturn in the semiconductor capital equipment market, one or more additional business acquisitions, or unforeseen changes in market conditions could cause us to seek additional financing sooner.  We believe that we will be able to raise additional capital and/or negotiate a working capital line of credit at terms acceptable to us if required, but no assurance can be made that such financing will be available if needed.  We may acquire other companies, product lines or technologies that are complementary to our business and our working capital needs may change as a result of such acquisitions.

Federal Tax Matters

We paid only nominal federal and state income taxes in the years ended December 31, 2001 and 2000, the six-month transition period ended December 31, 1999, and fiscal 1999.  At December 31, 2001, we had federal net operating loss carryforwards for tax reporting purposes of approximately $71.1 million, a portion of which is subject to annual limitation under Section 382 of the Internal Revenue Code.  See Note 8 in Notes to Consolidated Financial Statements, contained elsewhere herein.

Quantitative And Qualitative Disclosures About Market Risk

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically had little impact on us.  Inflation has not been a significant factor in our operations in any of the periods presented, and it is not expected to affect operations in the future.  At December 31, 2001 our bank line of credit carried a variable interest rate.  At December 31, 2001, we had no borrowings outstanding on our lines of credit.  An increase in interest rates would not expose us to market risk in that our bank line of credit expired in January 2002.  At December 31, 2001, all of our outstanding long-term debt carried interest at a fixed rate.  There is no material market risk relating to our long-term debt.

Impact Of New Accounting Standards

Statement of Financial Accounting Standards (SFAS) No. 141 — Business Combinations and SFAS No. 142 — Goodwill and Other Intangible Assets. In June 2001, the Financial Accounting Standards Board  (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 141 eliminated the pooling-of-interests method of accounting for business combinations after June 30, 2001.  SFAS No. 142 establishes new standards for accounting for goodwill and intangible assets and will be adopted on January 1, 2002.  As a result of reducing all goodwill and purchased intangible assets to zero during the third quarter of 2001 (see Note 5 in Notes to Consolidated Financial Statements contained elsewhere herein), there is no impact to our financial position or results of operations due to the adoption of SFAS No. 142.

Statement of Financial Accounting Standards (SFAS) No. 143 — Accounting for Asset Retirement Obligations.  In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations.  SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees.  SFAS No. 143 amends SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies.  SFAS is effective for us on January 1, 2003.  We are currently assessing what impact, if any, SFAS No. 143 will have on our financial position or results of operations.

Statement of Financial Accounting Standards (SFAS) No. 144 — Accounting for the Impairment or Disposal of Long-Lived Assets.  In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion).  SFAS No. 144 also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary.  SFAS No. 144 was effective for us on January 1, 2002.  We do not expect this statement to have a material effect on our financial position or results of operations.

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

Our business depends heavily upon capital expenditures by semiconductor manufacturers.  The semiconductor industry is highly cyclical, with periods of capacity shortage and periods of excess capacity.  In periods of excess capacity, the industry sharply cuts purchases of capital equipment, such as our products.  Thus, a semiconductor industry downturn or slowdown substantially reduces our revenues and operating results and could hurt our financial condition.  In the fourth quarter of 2000, the semiconductor capital equipment industry went into a severe downturn.  This downturn has intensified and continued throughout 2001, which has adversely impacted our revenues, operating results and financial position.  The downturn is expected to last well into 2002 and possibly into 2003.

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

We acquired an automation software business in June 1999 and introduced our first suite of products to provide an automation solution for the testing portion of semiconductor manufacturing in May 2000.  The sales from these operations make up less than 6% of our current revenue.  Our future success is dependent upon being able to successfully market our automation products.  If we are not successful in effectively marketing ourselves as an equipment automation solutions provider to the semiconductor industry, our results of operations and financial condition will suffer.

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

Stock prices of companies in the semiconductor equipment industry, including ours, can swing dramatically with little relationship to operating performance.  Factors, which could cause our stock price to change, include:

• changes in the market’s view of the semiconductor industry in general;
• changes in our quarterly operating results for the reasons set out in the previous risk factor or for other reasons;
• changes in our reported financial results based on accounting pronouncements;
• changes in research analysts’ expectations for us or our industry or our failure to meet research analysts’ estimates;
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

Additional factors, which may impact our results, include:

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

ITEM 8.  Consolidated Financial Statements and Supplementary Data

See Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2001.  The financial information by quarter is included in Item 7 of this Annual Report on Form 10-K.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting  and Financial Disclosure

This item is not applicable.

PART III

ITEM 10.  Directors and Executive Officers of the Registrant

The information required by this item concerning directors and executive officers is incorporated by reference from the Proxy Statement to be filed no later than 120 days following our December 31, 2001 year end.

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

PART IV

ITEM 14.  Exhibits Financial Statement Schedules and Reports on Form 8-K

(a)1. Consolidated Financial Statements
Index to Consolidated Financial Statements
Independent Auditors’ Report
Consolidated Balance Sheets as of December 31, 2001, December 31, 2000, and December 31, 1999
Consolidated Statements of Operations for the Years Ended December 31, 2001, December 31, 2000, the Six-Month Transition Period Ended December 31, 1999, and the Fiscal Year Ended June 26, 1999

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2001, December 31, 2000, the Six-Month Transition Period Ended December 31, 1999, and the Fiscal Year Ended June 26, 1999

Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, December 31, 2000, the Six-Month Transition Period Ended December 31, 1999, and the Fiscal Year Ended June 26, 1999
Notes to Consolidated Financial Statements

(a)3. Exhibits

3A.	Bylaws of MCT. (7)
3B.	Articles of Incorporation of MCT. (7)
3C.	Articles of Amendment dated March 14, 2002 (filed herewith).
4.	Specimen Certificate of Common stock. (1)
10A.	Form of Non-Competition Agreement between MCT and certain senior executive officers. (1)
10B.	Stock Purchase Agreement and Commission Agreement between MCT and Cardine & Levy, dated September 25, 1995. (3)
10C.	Employment Agreement with Roger E. Grower dated March 28, 1995. (2)
10D.	Employment Agreement with Dennis L. Nelson dated May 30, 1996. (5)
10E.	Employee Stock Purchase Plan. (4)
10F.	Stock Option Plan for Outside Directors as amended through April 10, 2001. (15)
10G.	Incentive Stock Option Plan as amended through April 10, 2001. (15)
10H.	Former Aseco Corp. 1986 Incentive Stock Option Plan. (13)
10I.	Former Aseco Corp. 1993 Omnibus Stock Plan. (13)
10J.	Former Aseco Corp. 1993 Non-Employee Director Stock Option Plan. (13)
10K.	Lease for MCT’s corporate headquarters dated October 16, 1996. (6)
10L.	Lease for space in Marlborough, Massachusetts dated April 13, 1993. (12)
10M.	Credit and Security Agreement, dated February 17, 1998 between Norwest Business Credit, Inc. and Micro Component Technology, Inc. (8)
10N.	Credit and Security Agreement, dated February 17, 1998 between Norwest Bank Minnesota, N.A. and Micro Component Technology, Inc. (8)
10O.	First Amendment to Credit and Security Agreement, dated October 22, 1998 between Norwest Business Credit, Inc. and Micro Component Technology, Inc. (9)
10P.	First Amendment to Credit and Security Agreement, dated October 22, 1998 between Norwest Bank Minnesota, N.A. and Micro Component Technology, Inc. (9)
10Q.	Second Amendment to Credit and Security Agreement (Eximbank Guaranteed Loan), dated February 16, 1999 between Norwest Bank Minnesota N.A. and Micro Component Technology, Inc. (10)
10R.	Second Amendment to Credit and Security Agreement, dated May 6, 1999 between Wells Fargo Business Credit, Inc. and Micro Component Technology, Inc. (10)
10S.	Third Amendment to Credit and Security Agreement, dated June 20, 2000 between Wells Fargo Business Credit, Inc. and Micro Component Technology, Inc. (14)

10T.	Third Amendment to Credit and Security Agreement (Eximbank Guaranteed Loan), dated June 20, 2000, between Norwest Bank Minnesota N.A. and Micro Component Technology, Inc. (14)
10U.	Warrant Purchase Agreement dated July 11, 1992. (1)
10V.	Second Common Stock Warrant Purchase Agreement dated August 10, 1993. (1)
10W.	Form of 10% Senior Subordinated Convertible Note. (filed herewith)
21.	Revised Listing of Subsidiaries of Micro Component Technology, Inc. (filed herewith)
23	Consent of Deloitte & Touche LLP. (filed herewith)

(1)	Incorporated by reference to the exhibits to the registration statement on Form S-1 filed by MCT on August 24, 1993, as amended, SEC File Number 33-67846.

(2)	Incorporated by reference to the report on Form 10-Q filed by MCT for the quarter ended March 25, 1995, SEC File No. 0-22384.

(3)	Incorporated by reference to the report on Form 10-Q filed by MCT for the quarter ended September 30, 1995, SEC File No. 0-22384.

(4)	Incorporated by reference to the exhibits to the Post-Effective Amendment to Registration Statement on Form S-8 filed by MCT on July 15, 1996, as amended, SEC File No. 33-85766.

(5)	Incorporated by reference to the exhibits to the report on Form 10-K filed by MCT for the fiscal year ended June 29, 1996, SEC File No. 0-22384.

(6)	Incorporated by reference to the report on Form 10-Q filed by MCT for the quarter ended September 28, 1996, SEC File No. 0-22384.

(7)	Incorporated by reference to the exhibits to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed by MCT on November 18, 1996, SEC File No. 33-98940.

(8)	Incorporated by reference to the report on Form 10-Q filed by MCT for the quarter ended March 28, 1998, SEC File No. 0-22384.

(9)	Incorporated by reference to the report on Form 10-Q filed by MCT for the quarter ended September 26, 1998, SEC File No. 0-22384.

(10)	Incorporated by reference to the report on Form 10-Q filed by MCT for the quarter ended March 27, 1999, SEC File No. 0-22384.

(11)	Incorporated by reference to the report on Form 10-K/A filed by MCT for the fiscal year ended June 26, 1999, SEC File No. 0-22384.

(12)	Incorporated by reference to the Registration Statement on Form S-1, as amended, filed by Aseco Corporation on January 29, 1993, SEC File No. 33-57644.

(13)	Incorporated by reference to the exhibits to the Registration Statement on Form S-8 filed by MCT on January 31, 2000, SEC File No. 333-95765.

(14)	Incorporated by reference to the report of Form 10-K filed by MCT for the transition period ended December 31, 1999 filed by MCT on June 30, 2000, SEC File No. 0-22384.

(15)	Incorporated by reference to the definitive proxy materials for the 2001 Annual Stockholders Meeting, filed April 30, 2001.

(b)	Reports on Form 8-K

There was no Form 8-K filed during the quarter ended December 31, 2001.

MICRO COMPONENT TECHNOLOGY, INC.

Index to Consolidated Financial Statements

Index to Consolidated Financial Statements
Independent Auditors’ Report
Consolidated Balance Sheets as of December 31, 2001, December 31, 2000, and December 31, 1999
Consolidated Statements of Operations for the Years Ended December 31, 2001, December 31, 2000, the Six-Month Transition Period Ended December 31, 1999, and the Fiscal Year Ended June 26, 1999

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2001, December 31, 2000, the Six-Month Transition Period Ended December 31, 1999, and the Fiscal Year Ended June 26, 1999

Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, December 31, 2000, the Six-Month Transition Period Ended December 31, 1999, and the Fiscal Year Ended June 26, 1999
Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS’ REPORT

To the Stockholders and Board of Directors of
 Micro Component Technology, Inc.

We have audited the accompanying consolidated balance sheets of Micro Component Technology, Inc. and subsidiaries (the Company) as of December 31, 2001, 2000, and1999 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December, 31, 2001 and 2000, the six-month transition period ended December 31, 1999 and the fiscal year ended June 26, 1999.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2001, 2000, and 1999, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, the six-month transition period ended December 31, 1999 and the fiscal year ended June 26, 1999, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
February 18, 2002

MICRO COMPONENT TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2001	December 31, 2000	December 31, 1999

Assets

Current assets:
Cash and cash equivalents	$11,086	$12,047	$1,045
Accounts receivable, less allowance for doubtful accounts of $425, $200, and $136, respectively	3,136	11,905	4,087
Inventories	5,084	13,418	3,648
Other	254	371	604
Total current assets	19,560	37,741	9,384

Property, plant and equipment, net	878	1,286	865
Goodwill and other intangible assets, net	—	11,920	31
Debt issuance costs, net	836	—	—
Other assets	67	76	44

Total assets	$21,341	$51,023	$10,324

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$42	$31	$51
Current portion of accrued restructuring costs	678	—	—
Accounts payable	1,536	6,956	1,232
Accrued compensation	420	1,133	686
Accrued warranty	400	777	245
Customer prepayments and unearned service revenue	688	985	361
Deferred revenue in excess of costs incurred	1,133	3,333	—
Other accrued liabilities	1,756	2,179	423
Total current liabilities	6,653	15,394	2,998

Long-term debt	33	37	70
Long-term portion of accrued restructuring costs	278	—	—
10% senior subordinated convertible debt	10,000	—	—

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 authorized, none issued and outstanding
Common stock, $.01 par value, 20,000,000 authorized, 14,074,365, 13,949,974, and 7,540,647 issued, respectively	141	139	75
Additional paid-in capital	88,144	87,942	44,217
Cumulative other comprehensive loss	(69)	(69)	(69)
Accumulated deficit	(83,839)	(52,420)	(36,967)
Total stockholders’ equity	4,377	35,592	7,256

Total liabilities and stockholders’ equity	$21,341	$51,023	$10,324

See Notes to Consolidated Financial Statements.

MICRO COMPONENT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended		Six Months Ended	Fiscal Year Ended

	December 31, 2001	December 31, 2000	December 31, 1999	June 26, 1999
Net sales	$25,406	$49,902	$11,356	$15,171
Cost of sales:
Product	15,832	26,905	5,452	5,539
Inventory revaluation	8,092	3,979	—	2,000
Total cost of sales	23,924	30,884	5,452	7,539
Gross profit	1,482	19,018	5,904	7,632

Operating expenses:
Selling, general, and administrative	10,864	16,177	4,296	6,279
Research and development	7,859	9,271	1,496	2,800
Amortization of intangible assets	2,632	4,308	10	—
Write-down of impaired intangible assets	9,298	3,405	—	—
Restructuring charge	2,444	—	—	—
Total operating expenses	33,097	33,161	5,802	9,079

Income (loss) from operations	(31,615)	(14,143)	102	(1,447)

Other income (expense):
Interest income	227	356	28	75
Interest expense	(26)	(330)	(5)	(8)
Other expense	(5)	(72)	(4)	(86)

Income (loss) before income taxes	(31,419)	(14,189)	121	(1,466)
Income tax provision	—	—	—	—

Income (loss) before cumulative effect of change in accounting principle	(31,419)	(14,189)	121	(1,466)

Cumulative effect of change in accounting principle	—	(1,264)	—	—

Net income (loss)	$(31,419)	$(15,453)	$121	$(1,466)

Net income (loss) per share before cumulative adjustment:
Basic	$(2.24)	$(1.23)	$0.02	$(0.20)
Diluted	$(2.24)	$(1.23)	$0.01	$(0.20)

Cumulative adjustment	$—	$(0.11)	$—	$—

Net income (loss) per share:
Basic	$(2.24)	$(1.34)	$0.02	$(0.20)
Diluted	$(2.24)	$(1.34)	$0.01	$(0.20)

Proforma net loss (Note 2)	$—	$—	$(563)	$(1,316)

Weighted average common and common equivalent shares outstanding:

Basic	14,027	11,531	7,474	7.396
Diluted	14,027	11,531	8,144	7,396

See Notes to Consolidated Financial Statements.

MICRO COMPONENT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

( in thousands, except share data)

	Common Stock
	Shares	Par Value	Additional Paid — in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Cumulative Other Comprehensive Income (Loss)
Balance at June 27, 1998	7,394,300	$74	$44,012		$(35,622)	$(64)
Net loss				$(1,466)	(1,466)
Shares issued through employee stock purchase plan	22,622		23
Translation adjustment				(5)		(5)
Comprehensive loss				$(1,471)

Balance at June 26, 1999	7,416,922	$74	$44,035		$(37,088)	$(69)
Net income				$121	121
Shares issued on exercise of options, net	67,391	1	146
Shares issued on conversion of warrants, net	56,334		36
Comprehensive income				$121

Balance at December 31, 1999	7,540,647	$75	$44,217		$(36,967)	$(69)
Net loss				$(15,453)	(15,453)
Shares issued on exercise of options, net	494,514	5	814
Shares issued for acquisition	2,578,366	26	23,174
Proceeds from issuance of stock, net	3,290,000	33	19,615
Shares issued through employee stock purchase plan	46,447	—	122
Comprehensive loss				$(15,453)

Balance at December 31, 2000	13,949,974	$139	$87,942		$(52,420)	$(69)
Net loss				$(31,419)	(31,419)
Shares issued on exercise of options, net	87,510	1	96
Shares issued through employee stock purchase plan	36,881	1	106
Comprehensive loss				$(31,419)
Balance at December 31, 2001	14,074,365	$141	$88,144		$(83,839)	$(69)

See Notes to Consolidated Financial Statements.

MICRO COMPONENT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended		Six Months Ended	Fiscal Year Ended

	December 31, 2001	December 31, 2000	December 31, 1999	June 26, 1999
Cash flows from operating activities:
Net income (loss)	$(31,419)	$(15,453)	$121	$(1,466)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	734	883	247	465
Amortization	2,632	4,308	—	—
Write-down of impaired intangible assets	9,298	3,405	—	—
Inventory revaluation	8,092	3,979	—	2,000
Other, net	(41)	(19)	—	(1)
Changes in operating assets and liabilities:
Accounts receivable	8,769	(3,495)	(491)	18
Inventories	242	(7,843)	(32)	(1,786)
Other assets	116	365	(470)	21
Accounts payable	(5,420)	2,747	(316)	321
Accrued restructuring costs	996
Other accrued liabilities	(4,010)	4,322	237	(54)
Net cash used in operating activities	(10,011)	(6,801)	(704)	(482)

Cash flows from investing activities:
Additions to property, plant and equipment, net	(325)	(466)	(67)	(92)
Payment for acquisition, net of cash acquired	—	(473)	(261)	—
Net cash used in investing activities	(325)	(939)	(328)	(92)

Cash flows from financing activities:
Increase in long-term debt	41	—	—	—
Payments on long-term debt	(34)	(53)	(33)	(49)
Proceeds from issuance of senior subordinated convertible debt, net of debt issuance costs	9,164	—	—	—
Reduction in working line of credit	—	(1,794)	—	—
Proceeds from issuance of stock	204	20,589	183	23
Net cash provided by (used in) investing activities	9,375	18,742	150	(26)

Effects of exchange rate changes	—	—	—	(5)

Net increase (decrease) in cash and cash equivalents	(961)	11,002	(882)	(605)

Cash and cash equivalents at beginning of period	12,047	1,045	1,927	2,532

Cash and cash equivalents at end of period	$11,086	$12,047	$1,045	$1,927

Supplemental disclosure-
Non-cash investing and financing activities:
Equipment acquired by capital lease	$41	$14	$70	$—
Notes payable for acquisition	—	—	72	—
Stock issued in cashless option and warrant exercises	—	—	627	—
Stock redeemed in cashless option and warrant exercises	—	—	(627)	—
Stock issued for the acquisition of Aseco Corporation	—	22,500	—	—

See Notes to Consolidated Financial Statements.

MICRO COMPONENT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

Fiscal Year

Effective December 31, 1999 our fiscal year is a calendar year, ending on December 31.  Prior to that time, our fiscal year ended on the last Saturday of June.  Presented below is unaudited condensed financial information for the six-month comparative transition period ended December 26, 1998 (in thousands, except per share data):

Net sales	$6,688
Cost of sales	3,506
Gross profit	3,182
Operating expenses	4,584
Loss from operations	(1,402)
Other income	7
Net loss	$(1,395)

Net loss per share — basic and diluted	$(0.19)

Revenue Recognition

Effective January 1, 2000, we changed our method of revenue recognition for certain semiconductor equipment sales to comply with SEC Staff Accounting Bulletin No. 101 (SAB 101) — Revenue Recognition in Financial Statements (see Note 2).  SAB 101 sets forth guidelines on the timing of revenue recognition based upon factors such as passage of title, installation, payment and customer acceptance.

Under our old policy (prior to SAB 101), we recognized revenue for product sales upon shipment, as our terms were free on board (FOB) shipping point, if all conditions precedent to the sale had been met or were assured of being met.  If we had rights of return within a contract due to significant technological issues (primarily on new first build products placed for the first time at a customer), we would not recognize revenue until technological feasability had been proven and accepted and, therefore the return provision had lapsed. Revenues related to spare parts were recognized upon shipment. Service revenue was deferred and amortized to earnings on a straight-line basis over the life of the service contract.

Under SAB 101, our revenue policy has changed. Revenue is recognized upon shipment, as our terms are FOB shipping point, for established products that have previously satisfied existing customer’s performance specifications and that provide for full payment tied to shipment.  Revenue for products that have not previously satisfied customer performance specifications or from sales where all or a portion of customer payment is based upon acceptance are only recognized upon customer acceptance.  The related inventory costs are offset against the deferred revenue and reported as “deferred revenue in excess of costs incurred” in the consolidated balance sheet.  Product warranty and installation costs are accrued in the period sales are recognized.  Installation services are considered to be perfunctory as defined under SAB 101 and average less than 5% of the contract price.  Revenue related to spare parts is recognized upon shipment.  Revenue related to maintenance and service contracts are deferred and amortized to earnings on a straight–line basis over the life of the service contract.  Custom integration software revenue is recognized on a project basis with milestone acceptance provisions.

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

Goodwill

Goodwill was amortized on a straight-line basis over five years.  The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired.  If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the carrying value of the goodwill is reduced by the estimated shortfall of cash flows. In the third quarter of 2001 and the fourth quarter of 2000, we recorded impairment charges related to goodwill (see Note 5).

Product Warranty

Estimated costs of warranty obligations to customers are charged to expense and a related accrual is established at the time the product is sold.

Income Taxes

We account for income taxes in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes.  Deferred income taxes are recorded based on differences in the bases of assets and liabilities between the financial statements and the tax returns as well as from loss carryforwards.  The valuation allowance for deferred income tax benefits is determined by us based upon the expectation of whether the benefits are more likely than not to be realized.

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

Foreign Currency Translation

Assets and liabilities of the foreign subsidiary are translated to U.S. dollars at year–end rates, and the statements of operations are translated at average exchange rates during the year.  Translation adjustments arising from the translation of the foreign affiliates’ net assets into U.S. dollars are recorded in cumulative other comprehensive income until 1999.  During 1999, the foreign subsidiary’s functional currency changed to the U.S. dollar due principally to a significant shift in the amount of activity denominated in U.S. dollars versus the local currency.  All translation adjustments are now recorded in the consolidated statements of operations.

Reclassifications

Certain reclassifications have been made to prior years’ consolidated financial statements in order to conform to the 2001 presentation. Such reclassifications had no effect on total shareholders’ equity, net income (loss), or earnings (loss) per share as previously reported.

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

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 141 eliminated the pooling-of-interests method of accounting for business combinations after June 30, 2001.  SFAS No. 142 establishes new standards for accounting for goodwill and intangible assets and will be adopted on January 1, 2002.  As a result of reducing all goodwill and purchased intangible assets to zero during the third quarter of 2001 (see Note 5), there is no impact to our financial position or results of operations due to the adoption of  SFAS No. 142.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations.  SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees.  SFAS No. 143 amends SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies.  SFAS No. 143 is effective for us on January 1, 2003.  We are currently assessing what impact, if any, SFAS No. 143 will have on our financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144,  Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion).  SFAS No. 144 also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary.  SFAS No. 144 was effective for us on January 1, 2002.  We do not expect this statement to have a material effect on our financial position or results of operations.

NOTE 2  — CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

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

In the fourth quarter of 2000, we changed our method of recognizing revenue to comply with SAB 101.  As a result of this change, we reported a change in accounting principle in accordance with APB Opinion No. 20 (APB 20), Accounting Changes, by a cumulative effect adjustment.  Because we are a calendar year entity who adopted SAB 101 in the fourth quarter of the year ended December 31, 2000, no cumulative effect of the change was included in net income of the fourth quarter.  Instead, APB 20 requires that the change be made as of the beginning of the year (January 1, 2000) and that financial information for pre-change interim periods, in this case the first three quarters of 2000, be restated by applying SAB 101 to those periods.  For the year ended December 31, 2000, we recognized $3.3 million of revenue, which was included in our cumulative effect adjustment pursuant to the adoption of SAB 101.  This represented 100% of the revenue contained in the cumulative effect adjustment.

The following proforma information presents a summary of the effects of SAB 101 on prior years’ results as if SAB 101 had been in effect for those periods presented.

	Six Months Ended	Six Months Ended	Fiscal Year Ended

	December 31, 1999	December 26, 1998	June 26, 1999

Net income (loss), in thousands
As reported	$121	$(1,395)	$(1,466)
Proforma	$(563)	$(1,891)	$(1,316)

Earnings (loss) per share — basic
As reported	$0.02	$(0.19)	$(0.20)
Proforma	$(0.08)	$(0.26)	$(0.18)

Earnings (loss) per share — diluted
As reported	$0.01	$(0.19)	$(0.20)
Proforma	$(0.08)	$(0.26)	$(0.18)

NOTE 3 — EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed in accordance with SFAS No. 128, Earnings Per Share.  Basic earnings per share are computed using the weighted average number of common shares outstanding during each period.  Diluted earnings per share include the dilutive effect of common shares potentially issuable upon the exercise of stock options, warrants outstanding and the conversion of convertible debt.  The following table reconciles the denominators used in computing basic and diluted earnings (loss) per share for the periods reported (in thousands):

	Years Ended		Six Months Ended	Fiscal Year Ended

	December 31, 2001(1)	December 31, 2000(1)	December 31, 1999	June 26, 1999(1)
Weighted average common shares outstanding	14,027	11,531	7,474	7,396
Effect of dilutive stock options and warrants	—	—	670	—
Effect of convertible debt	—	—	—	—
	14,027	11,531	8,144	7,396

(1)   We reported a loss for the period.  No adjustment was made for the effect of stock options, warrants or convertible debt as the effect is anti-dilutive.  Stock options and warrants outstanding totaled  2,349,915 shares at December 31, 2001; 2,157,598 shares at December 31, 2000; 1,452,009 shares at December 31, 1999; and 1,590,807 shares at June 26, 1999.

NOTE 4 — RESTRUCTURING CHARGES

In February  2001, in response to the downturn in the semiconductor capital equipment industry, we announced plans to consolidate the manufacturing and operation functions performed in our Marlborough, Massachusetts facility to our St. Paul, Minnesota facility, resulting in reductions in headcount, as well as other reduction initiatives which would result in a restructuring charge in the first quarter of 2001.  This plan was later adjusted to transfer the manufacturing functions to our Penang, Malaysia facility.

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

During the third quarter of 2001, due to the continued and prolonged downturn in the semiconductor capital equipment market, we reduced our workforce across all functional areas by approximately 17%, resulting in a restructuring charge of $113,000.  This charge reflects severance and other benefit costs associated with this reduction. This workforce reduction affected an additional 31 employees, principally in the areas of manufacturing and engineering.  All of these costs were incurred and paid during the quarter ended September 29, 2001.   The following table summarizes the charges related to workforce and manufacturing cost reductions for the year ended December 31, 2001 (in thousands):

	Employee Separation Costs	Idle Facility Costs	Total

Restructuring charges incurred for the year ended December 31, 2001	$1,124	$1,320	$2,444

Utilization for the year ended December 31, 2001	(1,058)	(430)	(1,488)

Accrued restructuring costs at December 31, 2001	$66	$890	$956

NOTE 5 — BALANCE SHEET INFORMATION

Valuation reserves for notes and accounts receivable were as follows (in thousands):

	Years Ended		Six Months Ended	Fiscal Year Ended

	December 31, 2001	December 31, 2000	December 31, 1999	June 26, 1999

Beginning balance	$200	$136	$146	$250
Additions	225	143	—	20
Deductions	—	(79)	(10)	(124)
Ending balance	$425	$200	$136	$146

Additions to the reserves are charged to selling, general and administrative expense.  Deductions represent uncollectible accounts written off.

Major components of inventories were as follows (in thousands):

	December 31, 2001	December 31, 2000	December 31, 1999

Raw materials	$3,602	$5,229	$1,283
Work-in-process	825	6,380	980
Finished goods	657	1,809	1,385
	$5,084	$13,418	$3,648

In accordance with generally accepted accounting principles, we value our inventories at the lower of cost or market.  In the third quarter of 2001, we recorded a charge of $8.1 million for excess and obsolete inventory.  Approximately $1.9 million of this charge represents discontinued products and approximately $0.6 million represents obsolete components resulting from a shift in product focus.  The remaining charge of approximately $5.6 million relates to excess inventory, principally in our older singulated products, due to the protracted downturn in the semiconductor capital equipment industry and our change in product strategy. In the fourth quarter of 2000, we recorded a charge of $4.0 million for excess inventory due to the initial downturn in the market.  These provisions for excess inventory resulted from the significant decrease in forecasted demand associated with the market downturn and were calculated in accordance with our policy, which considers, among other factors, inventory levels in excess of anticipated 12-month demand for each specific product type.  These amounts are included in cost of sales for the third quarter of 2001 and the year ended December 31, 2001, and the fourth quarter of 2000 and the year ended December 31, 2000.  We will physically dispose of all inventory that is considered to be obsolete.

Property, plant and equipment were as follows (in thousands):

	December 31, 2001	December 31, 2000	December 31, 1999

Leasehold improvements	$554	$496	$175
Machinery and equipment	2,411	2,475	2,869
Furniture and fixtures	2,874	2,772	1,045
	5,839	5,743	4,089
Less accumulated depreciation	(4,961)	(4,457)	(3,224)
	$878	$1,286	$865

Intangible assets and goodwill were as follows: (in thousands):

	December 31, 2001 (2)	December 31, 2000(2)	December 31, 1999	Estimated Useful Life

Intellectual property	$42	$42	$42	24 months
Customer lists	333	1,000	—	60 months
Established work force	1,019	1,167	—	24 months
Developed products (1)	1,125	1,820	—	36 months
Core products (1)	1,667	5,000	—	60 months
Goodwill	2,760	7,205	—	60 months
	6,946	16,234	42
Less accumulated amortization	(6,946)	(4,314)	(11)
	$—	$11,920	$31

(1)   Original assignment of values was based on the specific products assigned to each product group and discounting the forecasted net future cash flows of those products.

(2)   Due to the deep and protracted downturn in the semiconductor capital equipment industry, we have shifted product strategy and focused our resources on profit contribution in high growth markets.  These high contribution markets directly relate to the company’s new strip testing technology and suite of automated equipment solutions.  We will continue to market and manufacture certain of our older singulated products; however, the financial contribution of these products will continue to represent a lower percentage of our overall results.  In accordance with generally accepted accounting principles, we evaluate our carrying values of long-lived assets (purchased intangibles) and goodwill based on the analysis by which the carrying values exceed the present value of the estimated future cash flows for purchased intangible assets and goodwill.  Therefore, as a result of the significant industry downturn, which began in the fourth quarter of 2000 and has continued through 2001, we reduced the carrying value of the purchased intangible assets and goodwill as follows:

	For the years ended

	December 31, 2001(b)	December 31, 2000 (b)
Intellectual property	$—	$—
Customer list	667	—
Established workforce (a)	148	300
Developed products	695	600
Core products	3,333	—
Goodwill	4,440	2,505
Other	15	—
Total impairment charge	$9,298	$3,405

(a)   The reduction of the carrying values for the established workforce of $0.1 million and $0.3 million affected a total of 6 and 11 individuals, respectively, principally in the areas of manufacturing and engineering.

(b)   These impairments fully relate to the January 30, 2000 Aseco Corporation acquisition and reduced the carrying value of purchased intangible assets and goodwill to zero, as of December 31, 2001.

NOTE 6 — INDEBTEDNESS

In February 1998, we established a secured revolving credit facility with a bank.  Under the facility, we could borrow up to $5.0 million as determined by the borrowing base of eligible trade accounts receivable and certain inventory, conditioned upon meeting certain financial covenants, including maintaining certain levels of monthly and quarterly earnings and quarterly tangible net worth.   The facility was secured by most of our assets. The agreement prohibits us from paying cash dividends without the bank’s consent.  Borrowings bear interest at 1.5% over the bank’s prime rate.  The bank line expired in February 2001.

In December 2000, we established a secured revolving credit facility with another bank.  Under the facility, we could borrow up to $1.0 million as determined by the borrowing base of eligible Aseco trade accounts receivable.  Interest on the line, at our election, was based on either the bank’s prime rate (as defined) or eurodollar rate (as defined).  The facility was secured by a $1.0 million bank certificate of deposit.  We had no borrowings outstanding under this line at December 31, 2001.  The bank line expired in January 2002.

NOTE 7 — LONG-TERM DEBT

Long-term debt and financing obligations were as follows: (in thousands):

	December 31, 2001	December 31, 2000	December 31, 1999

Equipment and software lease agreements	$75	$68	$121
Less current obligations	(42)	(31)	(51)
Total long-term debt	$33	$37	$70

10% senior subordinated convertible notes	$10,000	$—	$—

In December  2001, we issued $10.0 million of 10% Senior Subordinated Convertible Notes due in 2006 to a group of accredited investors.  These Notes are convertible into MCT common stock at a conversion price equal to $2.60 per share.  The Notes are redeemable by MCT at any time after January 3, 2004 as long as the market price of our common stock equals or exceeds $3.90 per share.  Proceeds from the Notes, net of debt issuance costs, totaled $9.2 million.  Holders of the Notes have standard registration rights if they convert the Notes to common stock.  The Note Purchase Agreement between us and the holders of the Notes contains certain affirmative and negative covenants.  Among other things, these covenants prohibit us from paying dividends to our shareholders or incurring more than $5.0 million of indebtedness that is senior to, or ranks the same as the Notes.  The covenants also require us to comply with applicable laws and regulations, maintain our NASDAQ listing, and provide the Note holders with copies of our SEC reports and certain other information.

We have manufacturing, phone and software equipment lease agreements utilized in several of our facilities.  Capitalized lease amounts included in property, plant and equipment at December 31, 2001 were  $137,000, $217,000 at December 31, 2000, and $303,00 at December 31, 1999  with accumulated depreciation of $49,000, $148,000 and $184,000, for the same periods, respectively.

Cash paid for interest was $210,000, $354,000 $5,000, and $8,000 for the years ended December 31, 2001 and 2000, the six months ended December 31, 1999, and fiscal year ended June 26, 1999, respectively.

Payments due under debt obligations at December 31, 2001 are as follows: 2002 - $46,000; 2003 - $29,000; 2004 - $0; 2005 - $0; and thereafter $10.0 million.

NOTE 8 — INCOME TAXES

The Company had income for the six-month transition period ended December 31, 1999 and incurred losses for the years ended December 31, 2001, December 31, 2000, and fiscal 1999, and recorded no provision for income taxes.

The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense recorded in the consolidated financial statements was as follows:

	Years Ended		Six Months Ended	Fiscal Year Ended

	Dec. 31, 2001	Dec. 31, 2000	Dec. 31, 1999	June 26, 1999

Tax (benefit) at statutory rate	(35.0)%	(35.0)%	35.0%	(35.0)%
Effect of graduated tax rates	1.0	1.0	(1.0)	1.0
State taxes	—	—	—	—
Nondeductible item – goodwill	13.0	17.0	—	—
Adjustment to valuation	21.0	17.0	(34.0)	34.0
	0.0%	0.0%	0.0%	0.0%

As of December 31, 2001, we had federal net operating loss (NOL) carryforwards totaling approximately $71.1 million and tax credit carryforwards of approximately $121,500 which can be used to reduce future taxable income.  Such tax loss and tax credit carryforwards begin to expire in 2004.

We believe that our initial public offering in October 1993, combined with prior events, resulted in an “ownership change” of our company as defined in Section 382 of the Internal Revenue Code and the Regulations issued thereunder (Section 382).  Pursuant to Section 382, our ability to use our NOLs originating prior to the initial public offering, accounting for approximately $7.8 million of the NOLs, is subject to certain restrictions including an annual limitation of approximately $0.9 million.  Future changes in ownership may place limitations on losses incurred subsequent to the intial public offering.

We have recorded a total valuation reserve on deferred tax assets due to uncertainity of their ultimate realization as follows:

	December 31 2001	December 31 2000	December 31 1999
Net operating loss	$26,841	$22,025	$13,135
Inventories	6,187	4,235	1,750
Accrued expenses	1,041	570	190
Deferred profit	901	1,330	—
Other	703	200	165
Valuation allowance	(35,673)	(28,360)	(15,240)
	$—	$—	$—

NOTE 9 — COMMITMENTS AND CONTINGENCIES

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

Total rent expense charged to operations, primarily for facilities and equipment, was $826,000 for the year ended December 31, 2001, $1,376,000 for the year ended December 31, 2000, $316,000 in the six-month transition period ended December 31, 1999, and $583,000 in fiscal 1999.

The future minimum rental payments at December 31, 2001, due under noncancelable operating leases, were as follows: 2002 - $864,000; 2003 - $797,000; 2004 - $684,000; 2005 - $519,000; 2006 - $468,000; thereafter -$617,000.

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

NOTE 10 — STOCK OPTION AND BONUS PLANS AND WARRANTS TO PURCHASE COMMON STOCK

In May 1995 and August 1995, our Board of Directors amended the April 1993 Incentive Stock Option Plan, (the Plan) for key employees and reserved an additional 500,000 shares and 250,000 shares, respectively, for a total of 1,250,000 shares of common stock for issuance under the Plan at fair market value at the date of grant.  In September 1999, our Board of Directors reserved an additional 1,050,000 shares for a total of 2,300,000 shares of common stock for issuance under the Plan at fair market at the date of grant.  In April 2001, our Board of

Directors reserved an additional 300,000 shares for a total of 2,600,000 shares of common stock for issuance under the Plan at fair market at the date of grant.  The shareholders have approved all of these amendments.  The options expire five to ten years from the date of grant and generally vest over a two-year or four-year period.  If an individual ceases employment, he/she has one month to exercise vested options granted prior to June 8, 1994 or 90 days for options granted on or after June 8, 1994.  Options granted in excess of the $100,000 annual IRS limitations become non-qualified.

In fiscal 1996, our Board of Directors and our shareholders approved the Stock Option Plan for outside directors and reserved 300,000 shares of common stock for issuance under the Plan.  In April 2001, our board of directors reserved an additional 150,000 shares for a total of 450,000 shares of common stock for issuance under the Plan, which was approved by our shareholders.  Each person who becomes an outside director will automatically be granted an option to purchase 10,000 shares.  In addition, each outside director will also automatically be granted an option to purchase 10,000 shares immediately upon each reelection as a director, or on the anniversary of the prior year’s grant in any year in which there is no meeting of the stockholders at which directors are elected.  The period within which an option must be exercised will be the earlier of (1) ten years from the date of the grant, or (2) the date which is one year after the director ceases to be a director for any reason, provided that if a director voluntarily declines to stand for re-election after the age of 60, he shall not be required to exercise his options within one year after he ceases to be a director and shall continue to vest in his options after he ceases to be a director.  The exercise price for each option will be the fair market value of the stock on the date of grant, and each option will generally vest over a two-year period at 50 percent per year.

On January 31, 2000, we converted 594,744 Aseco options into our option plan pursuant to the merger agreement (see Note 12).

We have also reserved a total of 3,846,153 shares of common stock for issuance upon conversion of the Notes described in Note 7.

We have also reserved 150,000 shares of common stock for the grant of non-qualified stock options for outside directors, consultants, advisors and employees.

Shares subject to options under these were as follows:

Options	Shares	Exercise Price Range	Weighted Average Exercise Price Per Share

Outstanding at June 27, 1998	1,208,000	$ 1.56 to $ 7.50	$3.11

Granted (fair value $0.68 per share)	461,500	$ 1.00 to $ 1.94	$1.17
Expired	(347,000)	$ 2.38 to $ 7.00	$4.78

Outstanding at June 26, 1999	1,322,500	$ 1.00 to $ 7.50	$2.00

Granted (fair value $2.99 per share)	200,500	$ 2.25 to $ 5.44	$4.26
Exercised	(69,991)	$ 1.22 to $ 3.31	$2.26
Expired	(1,000)	$ 3.56	$3.56

Outstanding at December 31, 1999	1,452,009	$ 1.00 to $ 7.50	$2.30

Granted (fair value $5.98 per share)	694,500	$ 6.06 to $11.25	$7.14
Aseco converted options	594,774	$ 1.18 to $ 8.00	$1.54
Exercised	(494,514)	$ 1.12 to $ 8.00	$1.66
Expired	(89,171)	$ 1.18 to $ 9.00	$5.29

Outstanding at December 31, 2000	2,157,598	$ 1.00 to $11.25	$3.66

Granted (fair value $1.94 per share)	432,500	$ 2.55 to $ 3.38	$2.93
Exercised	(87,510)	$ 1.00 to $ 1.94	$1.20
Expired	(152,673)	$ 1.13 to $11.25	$6.04

Outstanding at December 31, 2001	2,349,915	$ 1.00 to $11.25	$3.44

Exercisable at December 31, 2001	1,257,953	$ 1.00 to $ 7.50	$2.83

Options outstanding at December 31, 2001 had exercise prices ranging from $1.00 to $11.25 per share as summarized in he following table:

Range of Exercise Prices	Number Outstanding at Dec. 31, 2001	Weighted Average Remaining Life	Weighted Average Exercise Price Per Share	Number Exercisable at Dec. 31, 2001
$1.00 to $ 1.56	573,149	2.5 years	$1.22	385,787
$1.94 to $ 2.95	752,000	6.0 years	$2.32	454,000
$3.25 to $ 4.31	418,766	7.0 years	$3.61	229,291
$5.44 to $ 7.75	554,000	8.5 years	$6.57	169,625
$9.25 to $11.25	52,000	8.5 years	$9.83	19,250
$1.00 to $11.25	2,349,915	6.0 years	$3.45	1,257,953

In February 1996, the Board of Directors adopted the Employee Stock Purchase Plan and reserved 300,000 shares of common stock for issuance under the Plan.  Eligible employees can elect under the Plan to contribute between two percent and ten percent of their base pay each plan year (June 1 - May 31) to purchase shares of common stock at a price per share equal to 85 percent of market value on the first day of the plan year or the last day of the plan year, whichever is lower.  Employee contributions are deducted from their regular salary or wages.  The maximum number of shares that can be purchased by an employee in any plan year is 1,000 shares.  For the year ended December 31, 2001, 36,881 shares were issued under the plan at prices ranging from $2.50 to $2.91, at a weighted average price of $2.89.  During the year ended December 31, 2000, 46,447 shares were issued under the plan at prices ranging from $1.90 to $4.83, at a weighted average price of $2.63.  During the 1999 six-month transition period, no shares were issued under the plan.   During fiscal 1999, 22,622 shares were issued under the plan at prices ranging from $0.45 to $1.06, at a weighted average price of $1.04 per share.  Approximately 159,400 shares remain reserved for future issuances.

As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, we have elected to continue following the guidance of APB Opinion No. 25 for measurement and recognition of stock-based transactions with employees.  Because stock options have been granted at exercise prices at least equal to the fair market value of the stock at the grant date, no compensation cost has been recognized for stock options issued to employees under the stock option plans.  If compensation cost for our stock option and employee stock purchase plans had been determined based on the fair value at the grant dates, consistent with the method provided in SFAS No. 123, our net income (loss) and earnings (loss) per share would have been as follows:

	Years Ended		Six Months Ended	Fiscal Year Ended

	Dec. 31 2001	Dec. 31 2000	Dec. 31 1999	June 26 1999

Net income (loss), in thousands
As reported	$(31,419)	$(15,453)	$121	$(1,466)
Proforma	$(32,659)	$(16,740)	$(153)	$(1,652)

Earnings (loss) per share — basic
As reported	$(2.24)	$(1.34)	$0.02	$(0.20)
Proforma	$(2.33)	$(1.45)	$(0.02)	$(0.22)

Earnings (loss) per share — diluted
As reported	$(2.24)	$(1.34)	$0.01	$(0.20)
Proforma	$(2.33)	$(1.45)	$(0.02)	$(0.22)

The fair value of options granted under the stock option and employee stock purchase plans for the years ended December 31, 2001, December 31, 2000, and the six-month transition period ended December 31, 1999, and fiscal 1999 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions and results:

	Years Ended		Six Months Ended	Fiscal Year Ended

	Dec. 31, 2001	Dec. 31, 2000	Dec. 31, 1999	June 26, 1999

Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	102.51%	107.02%	118.84%	88.48%
Risk-free interest	4.62%	6.31%	5.67%	4.77%
Expected life of options	3.5 years	3.5 years	3.5 years	3.0 years

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

NOTE 11 — SEGMENT, GEOGRAPHIC, CUSTOMER INFORMATION AND CONCENTRATION OF CREDIT RISK

We operate in one industry segment supplying automated equipment test handlers to the semiconductor industry.  Net sales to customers located in the three geographic regions in which we operate are summarized as follows (in thousands):

	Years Ended		Six Months Ended	Fiscal Year Ended

	Dec. 31, 2001	Dec. 31, 2000	Dec. 31, 1999	June 26, 1999

United States	$11,628	$22,123	$3,556	$5,379
Asia	12,080	26,382	7,347	$9,205
Europe	1,698	1,397	453	587
	$25,406	$49,902	$11,356	$15,171

We do not hold a material amount of long-lived assets outside of the United States.

During the year ended December 31, 2001,  three customers accounted for approximately 41% of net sales.  During the year ended December 31, 2000, one customer accounted for approximately 14% of net sales.  During the six-month transition period ended December 31, 1999, one customer accounted for approximately 19% of net sales.  During fiscal 1999, one customer accounted for 27% of net sales.

NOTE 12 — ACQUISITION

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

The acquisition was accounted for using the purchase method of accounting.  The results of operations of Aseco are included in our consolidated financial statements beginning January 31, 2000.  The purchase price has been allocated based on the estimated fair values of net assets acquired at the date of acquisition.  The excess of purchase price over net assets acquired, amounting to $9.7 million, has been allocated to goodwill, and was being amortized using a straight line method over the estimated useful life of five years.  Other intangible assets, including established workforce, customer list, and core and developed technology, totaling $9.9 million were being amortized using the straight-line method over the estimated useful lives of two to five years.

As a result of the industry downturn in the fourth quarter of 2000, we reduced the carrying values of goodwill by $2.5 million and purchased intangible assets by $0.9 million, due to impairment of these assets. In the third quarter of 2001, due to the continuing industry downturn and a shift in product strategy from singulated products to strip testing, we reduced the remaining carrying values of goodwill and purchased intangible assets by $4.4 million and $4.9 million, respectively.  This impairment charge reduced all amounts of goodwill and purchased intangible assets associated with the Aseco acquisition to zero at December 31, 2001.

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

	Six Months Ended Dec. 31, 1999	Fiscal Year Ended June 26, 1999

Net sales

	$22,564	$33,476

Net loss

	$(3,266)	$(19,247

)

Net loss per share — basic and diluted	$(0.31)	$(1.86)

Weighted average common shares — basic & diluted	10,404	10,326

NOTE 13 — SUBSEQUENT EVENT

In January 2002, in response to the continuing downturn in the semiconductor capital equipment market, we further reduced our staffing levels by 22% or 38 positions across all functional areas resulting in a restructuring charge of  approximatly $277,000.  This charge reflects severance and other benefit costs associated with this reduction.  This charge will be reflected in our first quarter 2002 results.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of St. Paul, State of Minnesota, on March 25, 2002.

MICRO COMPONENT TECHNOLOGY, INC.

By:	/s/ Roger E. Gower
Roger E. Gower
President, Chief Executive Officer,
Chairman of the Board and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 25, 2002.

Signature	Capacity

/s/Roger E. Gower	President, Chief Executive Officer,
Roger E. Gower	Chairman of the Board and Director

/s/Jeffrey S. Mathiesen	Vice President of Finance/
Jeffrey S. Mathiesen	Administration, Chief Financial Officer,
Treasurer

/s/Donald J. Kramer	Director
Donald J. Kramer

/s/David M. Sugishita	Director
David M. Sugishita

/s/Donald R. VanLuvanee	Director
Donald R. VanLuvanee

/s/Patrick Verderico	Director
Patrick Verderico

/s/Dr. Sheldon Buckler	Director
Dr. Sheldon Buckler