Form 10-Q
period 2002-03-30
MICRO COMPONENT TECHNOLOGY INC
filed 2002-05-03
CIK 911149

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2002
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
(Registrant’s telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes ☒ No ☐
The number of shares outstanding of the Registrant’s Common Stock, as of May 3, 2002 was 14,098,014

Page 1 of 17 pages

MICRO COMPONENT TECHNOLOGY, INC.

FORM 10-Q

MICRO COMPONENT TECHNOLOGY, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

(Unaudited)

	March 30,	December 31,
	2002	2001
Assets
Current assets
Cash and cash equivalents	$8,487	$11,086
Accounts receivable, less allowance for doubtful accounts of $425 and $425, respectively	2,169	3,136
Inventories	5,150	5,084
Other	283	254
Total current assets	16,089	19,560

Property, plant and equipment, net	745	878
Debt issuance costs, net	791	836
Other assets	81	67

Total assets	$17,706	$21,341

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$42	$42
Current portion of accrued restructuring costs	729	678
Accounts payable	1,593	1,536
Accrued warranty	378	400
Deferred revenue in excess of costs incurred	310	1,133
Other accrued liabilities	3,002	2,864
Total current liabilities	6,054	6,653

Long-term debt	23	33
Long-term portion of accrued restructuring costs	111	278
10% senior subordinated convertible debt	10,000	10,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 40,000,000 authorized, 14,080,014 and 14,074,365 issued, respectively	141	141
Additional paid-in capital	88,152	88,144
Cumulative other comprehensive loss	(69)	(69)
Accumulated deficit	(86,706)	(83,839)
Total stockholders’ equity	1,518	4,377
Total liabilities and stockholders’ equity	$17,706	$21,341

See notes to unaudited condensed consolidated financial statements

MICRO COMPONENT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 30,	March 31,
	2002	2001
Net sales	$3,463	$9,329
Cost of sales	2,187	5,670

Gross profit	1,276	3,659

Operating expenses:
Selling, general and administrative	2,266	3,294
Research and development	1,306	2,888
Amortization of intangible assets	—	879
Restructuring charge	323	2,331

Total operating expenses	3,895	9,392

Loss from operations	(2,619)	(5,733)

Interest income	45	112
Interest expense and other	(293)	(13)

Total interest and other	(248)	99

Net loss	$(2,867)	$(5,634)

Net loss per share, basic and diluted:

Net loss	$(0.20)	$(0.40)

Weighted average common and equivalent shares outstanding:
Basic and diluted	14,077	13,952

See notes to unaudited condensed consolidated financial statements

MICRO COMPONENT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 30,	March 31,
	2002	2001

Cash flows from operating activities:
Net loss	$(2,867)	$(5,634)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	120	193
Amortization	—	879
Other, net	(11)	—
Loss on disposal of property	4	—
Changes in assets and liabilities:
Accounts receivable	967	2,599
Inventories	(66)	(1,576)
Other current assets	(29)	29
Accounts payable	57	(2,758)
Accrued restructuring costs	(116)	2,055
Other accrued liabilities	(707)	(302)

Net cash used in operating activities	(2,648)	(4,515)

Cash flow from investing activities:
Additions to property, plant and equipment	(28)	(123)
Proceeds from disposition of property	37	—

Net cash used in investing activities	9	(123)

Cash flows from financing activities:
Payments of long-term debt	(10)	(10)
Amortization of debt issuance costs	42	—
Proceeds from issuance of stock, net	8	18

Net cash provided by financing activities	40	8

Net decrease in cash and cash equivalents	(2,599)	(4,630)

Cash and cash equivalents at beginning of period	11,086	12,047

Cash and cash equivalents at end of period	$8,487	$7,417

See notes to unaudited condensed consolidated financial statements

MICRO COMPONENT TECHNOLOGY, INC.

FORM 10-Q

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements for the three months ended March 30, 2002 have been prepared in accordance with the instructions for SEC Form 10-Q and, accordingly, do not include all disclosures required by generally accepted accounting principles for complete financial statements.  In our opinion, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.

Interim unaudited financial results should be read in conjunction with the audited financial statements included in the SEC Report on Form 10-K, for the period ended December 31, 2001.

The results of operations for the three-month period ended March 30, 2002 are not necessarily indicative of the operating results to be expected for the full year.

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

(in thousands)	Three Months Ended
	March 30,	March 31,
	2002 (1)	2001 (1)
Weighted average common shares outstanding	14,077	13,952
Effect of dilutive stock options and warrants	—	—

	14,077	13,952

                    (1) We reported a loss for the periods indicated.  No adjustments were made for the effect of stock options, which totaled 2,450,566 shares at March 30, 2002 and 2,105,693 shares at March 31, 2001, as the effect is antidilutive.

3.	REPORTING OF COMPREHENSIVE NET INCOME OR (LOSS)

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS), No. 130 Reporting Comprehensive Income which establishes standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements.  Under this standard, certain revenues, expenses, gains, and losses recognized during the period are included in comprehensive income (loss), regardless of whether they are considered to be results of operations of the period.  During the three-month periods ended March 30, 2002 and March 31, 2001, total comprehensive loss equaled net loss as reported on the Consolidated Statements of Operations.

4.	RESTRUCTURING CHARGES

2001 Restructuring Charges

In 2001, in response to the continued and prolonged downturn in the semiconductor capital equipment industry, we took the following actions:

During the first quarter, we announced plans to consolidate the manufacturing and operation functions performed in our Marlborough, Massachusetts facility to our St. Paul, Minnesota facility, resulting in reductions in headcount, as well as other reduction initiatives which would result in a restructuring charge in the first quarter of 2001.  This plan was later adjusted to transfer the manufacturing functions to our Penang, Malaysia facility.

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

During the third quarter we reduced our workforce across all functional areas by approximately 17%, resulting in a restructuring charge of $113,000.  This charge reflects severance and other benefit costs associated with this reduction. This workforce reduction affected an additional 31 employees, principally in the areas of manufacturing and engineering.  All of these costs were incurred and paid during the quarter ended September 29, 2001.

2002 Restructuring Charges

During the first quarter of 2002, we further reduced our workforce across all functional areas by approximately 25%, resulting in a restructuring charge of $323,000. This charge reflects severance and other benefits costs associated with this reduction.  This workforce reduction affected an additional 44 employees, principally in the areas of manufacturing, sales and marketing and engineering.

The following table summarizes these charges related to workforce and manufacturing cost reductions (in thousands):

	Employee
	Separation	Idle Facility
	Costs	Costs	Total

Accrued restructuring costs at December 31, 2001	$66	$890	$956

Restructuring charge for the quarter ended March 30, 2002	323	—	323

Utilization for the quarter ended March 30, 2002	(272)	(167)	(439)

Accrued restructuring costs at March 30, 2002	$117	$723	$840

5.	RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards (SFAS) No. 141 — Business Combinations and SFAS No. 142 — Goodwill and Other Intangible Assets. In June 2001, the Financial Accounting Standards Board  (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 141 eliminated the pooling-of-interests method of accounting for business combinations after June 30, 2001.  SFAS No. 142 establishes new standards for accounting for goodwill and intangible assets.  We adopted SFAS NO. 142 on January 1, 2002 and there was no impact to our financial position or results of operations due to this adoption.

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

Statement of Financial Accounting Standards (SFAS) No. 144 — Accounting for the Impairment or Disposal of Long-Lived Assets.  In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion).  SFAS No. 144 also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary.  SFAS No. 144 was effective for us on January 1, 2002 and did not have a material effect on our financial position or results of operations for the quarter ended March 30, 2002.

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

The demand for our products and services is dependent upon growth in the semiconductor industry and the increasing automation needs of semiconductor manufacturers and independent test and assembly facilities.  In the fourth quarter of 2000, the semiconductor industry went into a sharp downturn, which intensified and continued throughout all of 2001, resulting in a significant adverse impact on our business.  Although worldwide semiconductor bookings are showing signs of stabilization, the return to market growth is not expected in the near term.  As disclosed in our Form 10-K for the year ended December 31, 2001, a continued or intensified market downturn might result in significant losses, charges for inventory revaluation, or asset impairment or restructuring charges.  Consequently, as a result of this downturn, in the first quarter of 2002, we further reduced our workforce across all functional areas by approximately 25%, resulting in a restructuring charge of $323,000.  This charge reflects severance and other benefits costs associated with this reduction.  This workforce reduction affected an additional 44 employees, principally in the areas of manufacturing, sales and marketing and engineering.

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

We adopted SAB 101 in the fourth quarter of 2000.  Under SAB 101, we recognize revenue upon shipment, as our terms are FOB shipping point, for established equipment products that have previously satisfied existing customer’s performance specifications and that provide for full payment tied to shipment.  Revenue for products that have not previously satisfied customer performance specifications or from sales where all or a portion of customer payment is based upon acceptance are only recognized upon customer acceptance.  As such, in periods of increasing shipments, revenues will be deferred if the shipments are for new customers, new products or the payment terms are tied to acceptance criteria.  Consequently, if these conditions exist, we may report revenue levels that are not reflective of actual shipment growth rates.  Conversely, in periods of decreasing shipments, we potentially could recognize revenues related to shipments made in prior periods.  Consequently, if these conditions exist, we may report revenue levels that are greater than actual shipments.

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

Results of Operations for the Three Months Ended March 30, 2002 and March 31, 2001

Net sales for the three months ended March 30, 2002, decreased $5.9 million or 62.9% to $3.5 million compared to $9.3 million for the three months ended March 31, 2001.  Product acceptance requirements related to product and customer mix resulted in a net increase to revenues of $2.1 million over shipments for the quarter ended March 30, 2002, while these same factors caused a net increase to revenues of $1.0 million for the first quarter of 2001.  Current quarter product sales continue to be severely impacted by the continued downturn in the semiconductor capital equipment market.  We expect net sales to continue to be adversely impacted by the market downturn.

Gross profit for the first quarter of 2002 decreased by $2.4 million to $1.3 million, or 36.8% of net sales, from $3.7 million, or 39.2% of net sales, for the comparable period in the prior year.  The decrease in gross margin in the current year period primarily resulted from unabsorbed excess production costs associated with the industry downturn, and, in particular, excess production costs related to our singulated products.  We expect gross margins to continue to be adversely impacted by the market downturn, partially offset by the benefits of the restructuring steps we initiated in the first quarter of 2001 and continuing into the first quarter of 2002.

Selling, general and administrative expense in the first quarter of 2002 was $2.3 million, or 65.4% of net sales, compared to $3.3 million, or 35.3% of net sales for the first quarter of 2001. The decrease in expense for the current year period is a result of the cost reduction measures initiated in 2001 and a decrease in direct selling costs related to the decrease in sales. The increase in selling, general and administrative expense as a percentage of net sales in the current year is primarily attributed to the decreased sales base in the current year period.

Research and development expense for the first quarter of 2002 was $1.3 million, or 37.7% of net sales compared to $2.9 million, or 31.0% of net sales in the first quarter of 2001.  The decrease in expense for the current year period is a result of the cost reduction measures initiated in 2001.  The increase in research and development expense as a percentage of net sales in the current year is primarily attributed to the decreased sales base in the current year period.

Amortization expense totaled $0.9 million, or 9.4% of net sales for the three months ended March 31, 2001, versus $0.0 million for the first quarter of 2002.  This decrease of amortization expense in the current year quarter is directly attributable to the write-downs of impaired goodwill and other intangible assets, which were recorded in the third quarter of 2001.

The restructuring charge totaled $323,000 or 9.3% of net sales.  This charge resulted from reductions of our workforce across all functional areas in the first quarter of 2002.  This charge reflects severance and other benefits costs associated with this reduction.  This workforce reduction affected 44 employees, principally in the areas of manufacturing, sales and marketing and engineering.

Interest income for the first quarter of 2002 was $45,000 compared to $112,000 in the first quarter of 2001.  This decrease resulted from the decrease in investment in interest-bearing cash and equivalents.  Interest expense and other totaled $293,000 in the current year’s quarter, compared to ($13,000) for the comparable period in the prior year.  The increase in interest expense resulted from the coupon rate associated with our 10% Senior Subordinated Notes, which were issued in December of 2001, and the amortization of debt issuance costs associated with the note offering.

Net loss for the quarter ended March 30, 2002 was $2.9 million or $0.20 per share, as compared to a net loss of $5.6 million, or $0.40 per share in the prior year period.

Liquidity and Capital Resources

The net loss and reductions in other accrued liabilities were the primary uses of cash in the first quarter of 2002.  The net loss and increases in working capital assets to support new products were the primary uses of cash in the first quarter of the prior year.  Cash used in operations was $2.6 million in the first quarter of 2002 and $4.5 million in the first quarter 2001.

We record provisions for doubtful accounts based on specific identification of our accounts receivable.  We did not record any provisions for doubtful accounts for the first quarters of 2001 or 2002.

Capital expenditures totaled less than $0.1 million during the three months ended March 30, 2002, versus $0.1 million in the comparable period of 2001.  Capital purchases were for specialized manufacturing and computer equipment in the current year period and primarily for computer equipment in the prior year period.

At March 30, 2002, we had cash and cash equivalents of $8.5 million, a current ratio of 2.7 and working capital of $10.0 million.  At December 31, 2001, we had cash and cash equivalents of $11.1 million, a current ratio of 2.9 and working capital of $12.9 million.

Our anticipated capital expenditure needs for 2002 are expected to be less than $1.0 million and concentrated in development of additional products and upgrading our management information systems.  We believe that cash and cash equivalents on hand at March 30, 2002 are sufficient to finance and sustain our continuing operations at the projected level through at least 2002.  However, the impact of the continuation of the severe downturn in the semiconductor capital equipment market, one or more additional business acquisitions, or unforeseen changes in market conditions could cause us to seek additional financing sooner.  We believe that we will be able to raise additional capital and/or negotiate a working capital line of credit at terms acceptable to us if required, but no assurance can be made that such financing will be available if needed.  We may acquire other companies, product lines or technologies that are complementary to our business and our working capital needs may change as a result of such acquisitions.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically had little impact on us.  Inflation has not been a significant factor in our operations in any of the periods presented, and it is not expected to affect operations in the future.  At March 30, 2002, all of our outstanding long-term debt carries interest at a fixed rate. There is no material market risk relating to our long-term debt.

IMPACT OF ACCOUNTING STANDARDS

 In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 141 eliminated the pooling-of-interests method of accounting for business combinations after June 30, 2001.  SFAS No. 142 establishes new standards for accounting for goodwill and intangible assets.  We adopted SFAS No. 142 on January 1, 2002 and there was no impact to our financial position or results of operations due to this adoption.

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

In August 2001, the FASB issued SFAS No. 144,  Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion).  SFAS No. 144 also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary.  SFAS No. 144 was effective for us on January 1, 2002 and did not have a material effect on our financial position or results of operations for the quarter ended March 30, 2002.

RISK FACTORS

Except for the historical information contained herein, certain of the matters discussed in this report are “forward-looking statements” as defined in the Private Securities Litigation Reform

Act of 1995.  These “forward-looking statements” involve certain risks and uncertainties, including, but not limited to, the following: (1) the prolonged or intensified downturn in the semiconductor market which often has a disproportionately negative impact on manufacturers of semiconductor capital equipment, and which could cause us to continue to incur significant cash losses decreasing our cash and expose us to potential further charges for restructuring, excess and obsolete inventory and/or impairment of assets; (2) the market for our products is highly competitive throughout the world, primarily from manufacturers in the United States, Europe and Asia, and many of our competitors are considerably larger and have considerably greater financial resources than we do which may allow them to develop superior or lower priced products; (3) rapid changes in technology and in tester and handler products, which we must respond to successfully in order for our products to avoid becoming noncompetitive or obsolete; (4) customer acceptance of our new products, including the strip-based Tapestry handling systems and Smart Solutions products, and other singulated device handler products in which we have invested significant amounts of inventory; (5) possible loss of any of our key customers, who account for a substantial percentage of our business; (6) the possible adverse impact of competition in markets which are highly competitive; (7) the possible adverse impact of economic or political changes in markets we serve;  and (8) other factors detailed from time to time in our SEC reports, including but not limited to the discussion in the Management’s Discussion & Analysis included in Form 10-K for the year ended December 31, 2001.  All forecasts and projections in this report are “forward-looking statements,” and are based on our current expectations of our near-term results, based on current information available pertaining to us, including risk factors discussed above.  Actual results could differ materially.

MICRO COMPONENT TECHNOLOGY, INC.

FORM 10-Q

PART II.  OTHER INFORMATION

Item 4. Submission Of Matters To A Vote Of Security Holders

(a)	A special meeting of the Company’s shareholders was held on March 14, 2002.

(b)	The shareholders voted to:

•

Approve an amendment to the Company’s Articles of Incorporation to increase the number of shares of common stock authorized for issuance from 20,000,000 to 40,000,000 shares. (13,155,269 affirmative votes; 210,846 negative votes; 59,618 abstention votes; zero broker non-votes).

Item 5. Other Information

Restructuring Charge.  During the first quarter of 2002, in response to the continued and prolonged downturn in the semiconductor capital equipment industry, we further reduced our workforce across all functional areas by approximately 25%, resulting in a restructuring charge of $323,000.  This charge reflects severance and other benefits costs associated with this reduction.  This workforce reduction affected an additional 44 employees, principally in the areas of manufacturing, sales and marketing and engineering.

Item 6. Exhibits and Reports on Form 8-K

(a)

Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 30, 2002.

MICRO COMPONENT TECHNOLOGY, INC.

FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Micro Component Technology, Inc.
Registrant

Dated: May 3, 2002	By:	/s/ Roger E. Gower
Roger E. Gower President and Chief Executive Officer

And

Dated: May 3, 2002	By:	/s/ Jeffrey S. Mathiesen
Jeffrey S. Mathiesen Chief Financial Officer Chief Accounting Officer