Form 10-Q
period 2002-06-29
MICRO COMPONENT TECHNOLOGY INC
filed 2002-08-13
CIK 911149

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2002

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

The number of shares outstanding of the Registrant’s Common Stock, as of August 13, 2002 was 14,152,092.

MICRO COMPONENT TECHNOLOGY, INC.

FORM 10-Q

MICRO COMPONENT TECHNOLOGY, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 29, 2002	December 31, 2001
Assets
Current assets
Cash and cash equivalents	$6,323	$11,086
Accounts receivable, less allowance for doubtful accounts of $321 and $425, respectively	3,148	3,136

Inventories	4,385	5,084
Other	272	254
Total current assets	14,128	19,560

Property, plant and equipment, net	670	878
Debt issuance costs, net	749	836
Other assets	86	67

Total assets	$15,633	$21,341

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$42	$42
Current portion of accrued restructuring charge	190	678
Accounts payable	1,631	1,536
Accrued warranty	360	400
Deferred revenue in excess of costs incurred	320	1,133
Other accrued liabilities	3,258	2,864
Total current liabilities	5,801	6,653

Long-term debt	12	33
Long-term portion of accrued restructuring costs	—	278
10% senior subordinated convertible debt	10,000	10,000

Stockholders’ (deficit) equity:
Preferred stock, $.01 par value, 1,000,000 authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 40,000,000 authorized, 14,152,092 and 14,074,365 issued, respectively	142	141
Additional paid-in capital	88,302	88,144
Cumulative other comprehensive loss	(69)	(69)
Accumulated deficit	(88,555)	(83,839)
Total stockholders’ (deficit) equity	(180)	4,377

Total liabilities and stockholders’ (deficit) equity	$15,633	$21,341

See notes to unaudited condensed consolidated financial statements

MICRO COMPONENT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001

Net sales	$3,879	$7,404	$7,342	$16,733
Cost of sales	2,454	4,220	4,641	9,890

Gross profit	1,425	3,184	2,701	6,843

Operating expenses:
Selling, general and administrative	2,438	2,863	4,704	6,157
Research and development	1,049	2,015	2,355	4,903
Amortization of intangible assets	—	879	—	1,758
Restructuring charge	(475)	—	(152)	2,331

Total operating expenses	3,012	5,757	6,907	15,149

Loss from operations	(1,587)	(2,573)	(4,206)	(8,306)

Interest income	31	41	76	153
Interest expense and other, net	(293)	(4)	(586)	(17)

Total interest and other	(262)	37	(510)	136

Net loss	$(1,849)	$(2,536)	$(4,716)	$(8,170)

Net loss per share, basic and diluted:

Net loss	$(0.13)	$(0.18)	$(0.33)	$(0.58)

Weighted average common and equivalent shares outstanding:
Basic and diluted	14,115	14,018	14,096	13,985

See notes to unaudited condensed consolidated financial statements

MICRO COMPONENT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 29, 2002	June 30, 2001

Cash flows from operating activities:
Net loss	$(4,716)	$(8,170)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	240	405
Amortization	—	1,758
Loss on disposal of property	4	—
Changes in assets and liabilities:
Accounts receivable	(12)	4,730
Inventories	699	(1,913)
Other assets	(37)	(146)
Accounts payable	95	(5,401)
Accrued restructuring costs	(766)	1,381
Other accrued liabilities	(459)	(2,383)

Net cash used in operating activities	(4,952)	(9,739)

Cash flows from investing activities:
Additions to property, plant and equipment	(73)	(134)
Proceeds from disposition of property	37	—

Net cash used in investing activities	(36)	(134)

Cash flows from financing activities:
Payments of long-term debt	(21)	(13)
Amortization of debt issuance costs	87	—
Proceeds from issuance of stock, net	159	183

Net cash provided by financing activities	225	170

Net decrease in cash and cash equivalents	(4,763)	(9,703)

Cash and cash equivalents at beginning of period	11,086	12,047

Cash and cash equivalents at end of period	$6,323	$2,344

See notes to unaudited condensed consolidated financial statements

MICRO COMPONENT TECHNOLOGY, INC.

FORM 10-Q

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                              INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements for the three and six months ended June 29, 2002 have been prepared in accordance with the instructions for SEC Form 10-Q and, accordingly, do not include all disclosures required by generally accepted accounting principles for complete financial statements.  In our opinion, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.

Interim unaudited financial results should be read in conjunction with the audited financial statements included in the SEC Report on Form 10-K, for the period ended December 31, 2001.

The results of operations for the three and six month period ended June 29, 2002 are not necessarily indicative of the operating results to be expected for the full year.

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

(in thousands)	Three Months Ended		Six Months Ended
	June 29, 2002 (1)	June 30, 2001(1)	June 29, 2002(1)	June 30, 2001(1)
Weighted average common shares outstanding	14,115	14,018	14,096	13,985
Effect of dilutive stock options and warrants	—	—	—	—

	14,115	14,018	14,096	13,985

(1)          We reported a loss for the periods indicated.  No adjustments were made for the effect of stock options, which totaled 2,479,827 shares at June 29, 2002 and 2,149,761 shares at June 30, 2001, as the effect is antidiliutive.

3.                              REPORTING OF COMPREHENSIVE NET INCOME OR (LOSS)

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS), No. 130 Reporting Comprehensive Income which establishes standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements.  Under this standard, certain revenues, expenses, gains, and losses recognized during the period are included in comprehensive income (loss), regardless of whether they are considered to be results of operations of the period.  During the three and six-month periods ended June 29, 2002 and June 30, 2001 total comprehensive loss equaled net loss as reported on the Consolidated Statements of Operations.

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

In the second quarter of 2002, in continuing response to the downturn in the semiconductor capital equipment industry, we further reduced our workforce by 7%, resulting in a restructuring charge of $199,000.  This charge reflects severance and other benefit costs associated with the reduction, which affected 9 employees across all functional areas.

During the second quarter of 2002, we completed a lease settlement agreement related to our Marlborough, Massachusetts’ facility.  This agreement requires us to pay $450,000 or approximately 35% of the outstanding lease obligation, which was to run through April of 2003.  As of June 29, 2002, $350,000 remains due, which is required to be paid in full by December 15, 2002 and is included in other accrued liabilities.  As a result of this settlement, the remaining idle facility charge of  $674,000 was eliminated in the quarter ended June 29, 2002.

The following table summarizes these charges related to workforce and manufacturing cost reductions (in thousands):

	Employee Separation Costs	Idle Facility Costs	Total

Accrued restructuring costs at December 31, 2001	$66	$890	$956

Restructuring charge for the quarter ended March 30, 2002	323	—	323

Utilization for the quarter ended March 30, 2002	(272)	(167)	(439)

Restructuring charge for the quarter ended June 29, 2002	199	(674)	(475)

Utilization for the quarter ended June 29, 2002	(126)	(49)	(175)

Accrued restructuring costs at June 29, 2002	$190	$—	$190

5.                              RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards (SFAS) No. 141 – Business Combinations and SFAS No. 142 – Goodwill and Other Intangible Assets. In June 2001, the Financial Accounting Standards Board  (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 141 eliminated the pooling-of-interests method of accounting for business combinations after June 30, 2001.  SFAS No. 142 establishes new standards for accounting for goodwill and intangible assets.  We adopted SFAS NO. 142 on January 1, 2002 and there was no impact to our financial position or results of operations due to this adoption.

Statement of Financial Accounting Standards (SFAS) No. 143 – Accounting for Asset Retirement Obligations.  In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations.  SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees.  SFAS No. 143 amends SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies.  SFAS is effective for us on January 1, 2003.  We are currently assessing what impact, if any, SFAS No. 143 will have on our financial position or results of operations.

Statement of Financial Accounting Standards (SFAS) No. 144 – Accounting for the Impairment or Disposal of Long-Lived Assets.  In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion).  SFAS No. 144 also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary.  SFAS No. 144 was effective for us on January 1, 2002 and did not have a material effect on our financial position or results of operations for the six month period ended June 29, 2002.

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

The demand for our products and services is dependent upon growth in the semiconductor industry and the increasing automation needs of semiconductor manufacturers and independent test and assembly facilities.  In the fourth quarter of 2000, the semiconductor industry went into a sharp downturn, which intensified and continued throughout all of 2001 and has continued into 2002, resulting in a significant adverse impact on our business.  Although worldwide semiconductor bookings are beginning to show signs of stabilization, the return to market growth is not expected in the near term.  As disclosed in our Form 10-K for the year ended December 31, 2001, a continued or intensified market downturn might result in significant losses, charges for inventory revaluation, or asset impairment or restructuring charges.  Consequently, as a result of this downturn, in the first and second quarters of 2002, we further reduced our workforces across all functional areas.  This reduction affected approximately 25% of our workforce in the first quarter of 2002 and 7% of our workforce in the second quarter of 2002.  These actions resulted in restructuring charges of $323,000 in the first quarter of 2002 and $199,000 in the second quarter of 2002.  These charges reflect severance and other benefits costs associated with this reduction.  This workforce reduction affected  44 employees in the first quarter and 9 employees in the second quarter, principally in the areas of manufacturing, sales and marketing and engineering.

Critical Accounting Policies

Revenue Recognition

In December 1999, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 101 (SAB 101) – Revenue Recognition in Financial Statements.  SAB 101 establishes the SEC’s interpretation that if uncertainty exists about customer acceptance of a product, revenue should not be recognized until acceptance occurs.  In SAB 101, the SEC stated that customer acceptance provisions may be included in a contract to enforce a customer’s right to (1) test the delivered product, (2) require the seller to perform additional services subsequent to delivery of an initial product or performance of an initial service, such as a seller is required to install or activate delivered equipment, or (3) identify other work necessary to be done before accepting the product.  The SEC presumes that such contractual customer acceptance provisions are substantive, bargained-for terms of an arrangement.  Accordingly, when such contractual customer acceptance provisions exist, the SEC generally believes that the seller should not recognize revenue until customer acceptance occurs or the acceptance provisions lapse.

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

Valuation of Inventories

Our inventories are stated at the lower of cost or market.  Cost is determined by the first-in, first-out (“FIFO”) method.  We maintain a standard costing system for our inventories.  Assumptions with respect to direct labor utilization, standard direct and indirect cost rates, vendor pricing and utilization of factory capacities are formulated in the development of our standard costing system.  Sudden or continuing changes in the semiconductor capital equipment market affecting our shipments can result in significant production variances from our standard rates. These variances directly impact our gross profit performance and may cause variability in gross profits results from reporting period to reporting period.  Our labor and overhead rates are set for production rates that match typical market conditions.  Production variances are charged to cost of sales each quarter as incurred. Material standards are based upon normal purchase volumes.  Purchase price variances are charged to costs of sales each quarter as incurred.

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

Results of Operations for the Three Months Ended June 29, 2002 and June 30, 2001

Net sales for the three months ended June 29, 2002, decreased $3.5 million or 47.6% to $3.9 million compared to $7.4 million for the three months ended June 30, 2001.  Product acceptance requirements related to product and customer mix resulted in a minor net decrease to revenues over shipments in second quarter of 2002, while these same factors caused a $3.7 million increase to revenues over shipments in the second quarter 2001.  Current year product revenues, especially capacity related singulated device handler products, were severely impacted by the downturn in the semiconductor capital equipment market. Sales of our Tapestry and Smart Solutions strip-based products increased  9% or $0.2 million over the prior year period, while sales of singulated device handler products decreased $4.4 million. We expect net sales to continue to be adversely impacted by the market downturn into the foreseeable future.

Gross profit for the second quarter of 2002 decreased by $1.8 million to $1.4 million, or 36.7% of net sales, from $3.2 million, or 43.0% of net sales, for the comparable period in the prior year.  The decrease in gross margin in the current year period primarily resulted from unabsorbed excess production costs associated with the industry downturn, and, in particular, excess production costs related to our singulated products.  We expect gross margins to continue to be adversely impacted by the market downturn, partially offset by the benefits of the restructuring steps we initiated in the first quarter of 2001 and continuing into the first and second quarters of 2002.

Selling, general and administrative expense in the second quarter of 2002 was $2.4 million, or 62.9% of net sales, compared to $2.9 million, or 38.7% of net sales for the second quarter of 2001. The decrease in expense for the current year period is a result of the cost reduction measures initiated in 2001 and 2002, and a decrease in direct selling costs related to the decrease in sales. The increase in selling, general and administrative expense as a percentage of net sales in the current year is primarily attributed to the decreased sales base in the current year period.

Research and development expense for the second quarter of 2002 was $1.0 million, or 27.0% of net sales compared to $2.0 million, or 27.2% of net sales in the second quarter of 2001.  The decrease in expense for the current year period is a result of the cost reduction measures initiated in 2001and 2002.

Amortization expense totaled $0.9 million, or 11.9% of net sales for the three months ended June 30, 2001, versus $0.0 million for the second quarter of 2002.  This decrease of amortization expense in the current year quarter is directly attributable to the write-off of impaired goodwill and other intangible assets, which were recorded in the third quarter of 2001.

The restructuring benefit totaled $0.5 million or 12.2% of net sales.  This net benefit resulted from a lease settlement agreement which was reached during the second quarter of 2002.  This agreement allows us to exit the existing lease at our Marlborough, Massachusetts facility. As a result of this agreement, the remaining idle facility charges of $674,000 related to this lease have been eliminated.  This benefit was patially offset by a $199,000 charge related to a 7% reduction of our workforce across all functional areas in the second quarter of 2002, reflecting severance and other benefits costs associated with this reduction.  This workforce reduction affected 9 employees, principally in the areas of manufacturing, sales and marketing and engineering.

Interest income for the first quarter of 2002 was $31,000 compared to $41,000 in the first quarter of 2001.  This decrease resulted from the decrease in investment in interest-bearing cash and equivalents.  Interest expense and other totaled $293,000 in the current year’s quarter, compared to ($4,000) for the comparable period in the prior year.  The increase in interest expense resulted from the coupon rate associated with our 10% Senior Subordinated Notes, which were issued in December of 2001, and the amortization of debt issuance costs associated with the note offering.

Net loss for the quarter ended June 29, 2002 was $1.8 million or $0.13 per share, as compared to a net loss of $2.5 million, or $0.18 per share in the prior year period.

Results of Operations for the Six Months Ended June 29, 2002 and June 30, 2001

Net sales for the six months ended June 29, 2002, decreased $9.4 million or 56.1% to $7.3 million compared to $16.7 million for the six months ended June 30, 2001.  Product acceptance requirements related to product and customer mix resulted in a net increase to revenues of $2.1 million over shipments for the 2002 six month period  compared to a net increase to revenues of $4.9 million over shipments for the comparable prior year period.  Current year product revenues, especially capacity related singulated device handler products, were severely impacted by the downturn in the semiconductor capital equipment market.  We expect net sales to continue to be adversely impacted by the market downturn into the foreseeable future

Gross profit for the first six months of 2002 decreased by $4.1 million to $2.7 million, or 36.8% of net sales, from $6.8 million, or 40.9% of net sales, for the comparable period in the prior year.  The decrease in gross margin in the current year period primarily resulted from unabsorbed excess production costs associated with the industry downturn, and, in particular, excess production costs related to our singulated products.  We expect gross margins to continue to be adversely impacted by the market downturn, partially offset by the benefits of the restructuring steps we initiated in the first quarter of 2001 and continuing into the first and second quarters of 2002.

Selling, general and administrative expense for the first six months of 2002 was $4.7 million, or 64.1% of net sales, compared to $6.2 million, or 36.8% of net sales for the first six months of 2001. The decrease in expense for the current year period is a result of the cost reduction measures initiated in 2001 and 2002, and a decrease in direct selling costs related to the decrease in sales. The increase in selling, general and administrative expense as a percentage of net sales in the current year is primarily attributed to the decreased sales base in the current year period.

Research and development expense for the first six months of 2002 was $2.4 million, or 32.1% of net sales, compared to $4.9 million, or 29.3% of net sales for the first six months of 2001.   The decrease in expense for the current year period is a result of the cost reduction measures initiated in 2001and 2002.

Amortization expense totaled $1.8 million, or 10.5% of net sales for the six months ended June 30, 2001, versus $0.0 million for the first six months of 2002.  This decrease of amortization expense for the first six months of 2002 is directly attributable to the write-downs of impaired goodwill and other intangible assets, which were recorded in the third quarter of 2001.

The restructuring benefit totaled $0.2 million or 2.1% of net sales.  This net benefit resulted from a lease settlement agreement which was reached during the second quarter of 2002.  This agreement allows us to exit the existing lease at our Marlborough, Massachusetts facility. As a result of this agreement, the remaining idle facility charges related to this lease, have been eliminated. This benefit was offset by a charge related to a 7% reduction of our workforce across all functional areas in the second quarter of 2002 and a 25% reduction of our workforce in the first quarter of 2002, reflecting severance and other benefits costs associated with these reductions.  This workforce reduction affected 9 employees in the second quarter of 2002 and 44 employees in the first quarter of 2002, principally in the areas of manufacturing, sales and marketing and engineering.

Interest income for the first six months of 2002 was $76,000 compared to $153,000 for the comparable in the  prior year.  This decrease resulted from the decrease in investment in interest-bearing cash and equivalents.  Interest expense and other totaled $586,000 in the current year’s quarter, compared to ($17,000) for the comparable period in the prior year.  The increase in interest expense resulted from the coupon rate associated with our 10% Senior Subordinated Notes, which were issued in December of 2001, and the amortization of debt issuance costs associated with the note offering.

Net loss for the six-month period ended June 29, 2002 was $4.7 million or $0.33 per share, as compared to a net loss of $8.2 million, or $0.58 per share in the prior year period.

Liquidity and Capital Resources

The net loss and reductions in other accrued liabilities were the primary uses of cash for the six month period ended June 29, 2002.  The net loss and reductions in accounts payable and other accrued liabilities were the primary uses of cash in first six months of the prior year.  Cash used in operations was $5.0 million for the six month period ended June 29, 2002 and $9.7 million in the comparable prior year period.

We record provisions for doubtful accounts based on specific identification of our accounts receivable.  We did not record any provisions for doubtful accounts in the second quarters of 2001 or 2002.

Capital expenditures totaled $73,000 in the six months ended June 29, 2002, versus $134,000 in the comparable period of 2001.  Capital purchases were for primarily for software and computer equipment in both the current and prior year periods.

At June 29, 2002, we had cash and cash equivalents of $6.3 million, a current ratio of 2.4 and working capital of $8.3 million.  At December 31, 2001, we had cash and cash equivalents of $11.1 million, a current ratio of 2.9 and working capital of $12.9 million.

Our anticipated capital expenditure needs for the remainder of 2002 are expected to be less than $0.5 million and concentrated in development of additional products and upgrading our management information systems.  We believe that cash and cash equivalents on hand at June 29, 2002 are sufficient to finance and sustain our continuing operations at the projected level through at least 2002.  However, the impact of the continuation of the severe downturn in the semiconductor capital equipment market, one or more additional business acquisitions, or unforeseen changes in market conditions could cause us to seek additional financing sooner.  We believe that we will be able to raise additional capital and/or negotiate a working capital line of credit at terms acceptable to us if required, but no assurance can be made that such financing will be available if needed.  We may acquire other companies, product lines or technologies that are complementary to our business, and our working capital needs may change as a result of such acquisitions.

On May 20, 2002, the Company was notified by Nasdaq that it failed to meet the standards for continued listing of the Company’s Common Stock on the Nasdaq National Market.  On August 8, 2002, the Company had a hearing before Nasdaq at which it presented a plan to meet those standards, and requested Nasdaq to suspend its action to give the Company time to complete its plan.  Nasdaq is considering the request and is expected to respond in approximately two weeks after the hearing.  If the Common Stock loses its National Market designation, Nasdaq can designate the Common Stock for trading on the SmallCap Market or the Common Stock will  trade on the OTC Bulletin Board.  The Note Purchase Agreement between the Company and the purchasers of the Company’s 10% Senior Subordinated Convertible Notes, which was filed as Exhibit 10W to the Company’s 2001 Form 10-K, contains a covenant requiring the Company to take all action necessary to continue the listing of the Common Stock on the Nasdaq National Market or any relevant market or system.  Regardless of the action taken by Nasdaq, management believes that the Company will remain in compliance with this covenant.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically had little impact on us.  Inflation has not been a significant factor in our operations in any of the periods presented, and it is not expected to affect operations in the future.  At June 29, 2002, all of our outstanding long-term debt carries interest at a fixed rate. There is no material market risk relating to our long-term debt.

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

In August 2001, the FASB issued SFAS No. 144,  Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion).  SFAS No. 144 also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary.  SFAS No. 144 was effective for us on January 1, 2002 and did not have a material effect on our financial position or results of operations for the six month period ended June 29, 2002.

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

MICRO COMPONENT TECHNOLOGY, INC.

FORM 10-Q

PART II.  OTHER INFORMATION

Item 4.  Submission Of Matters To A Vote Of Security Holders

(a)     The Company’s annual meeting of stockholders was held on June 27, 2002.

(b)     The following persons were elected directors of the Company to serve for a term of one year:

Roger Gower	D. James Guzy	Donald Kramer
David M. Sugishita	Donald R VanLuvanee	Patrick Verderico
Dr. Sheldon Buckler

Item 5.  Other Information

Restructuring Charges

During the first quarter of 2002, in response to the continued and prolonged downturn in the semiconductor capital equipment industry, we reduced our workforce across all functional areas by approximately 25%, resulting in a restructuring charge of $323,000.  This charge reflects severance and other benefits costs associated with this reduction.  This workforce reduction affected 44 employees, principally in the areas of manufacturing, sales and marketing and engineering.

During the second quarter of 2002, we further reduced our workforce by 9 positions or 7% across all functional areas resulting in a restructuring charge of $199,000.  This charge reflects severance and other benefits costs associated with this reduction.

During the second quarter of 2002, we completed a lease settlement agreement related to our Marlborough, Massachusetts’s facility.  This agreement requires us to pay $450,000 or approximately 35% of the outstanding lease obligation, which was to run through April of 2003.  As of June 29, 2002, $350,000 remains due, which is required to be paid in full by December 15, 2002 and is included in other accrued liabilities.  As a result of this settlement, the remaining idle facility charge of  $674,000 was eliminated in the quarter ended June 29, 2002.

Item 6.  Exhibits and Reports on Form 8-K

(a)          Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 29, 2002.

MICRO COMPONENT TECHNOLOGY, INC.

FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Micro Component Technology, Inc.
Registrant

Dated: August 13, 2002	By:	/s/ Roger E. Gower
Roger E. Gower
President and Chief Executive Officer

And

Dated: August 13, 2002	By:	/s/ Thomas P. Maun
Thomas P. Maun
Chief Financial Officer
Chief Accounting Officer

CERTIFICATION

The undersigned hereby certify that this report complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 13, 2002	By:	/s/ Roger E. Gower
Roger E. Gower
President and Chief Executive Officer

And

Dated: August 13, 2002	By:	/s/ Thomas P. Maun
Thomas P. Maun
Chief Financial Officer
Chief Accounting Officer