Form 10-Q
period 2002-09-28
MICRO COMPONENT TECHNOLOGY INC
filed 2002-11-12
CIK 911149

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2002

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

The number of shares outstanding of the Registrant’s Common Stock, as of November 12, 2002 was 14,152,092.

MICRO COMPONENT TECHNOLOGY, INC.

FORM 10-Q

MICRO COMPONENT TECHNOLOGY, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 28,	December 31,
	2002	2001
Assets
Current assets
Cash and cash equivalents	$3,805	$11,086
Accounts receivable, less allowance for doubtful accounts of $319 and $425, respectively	2,081	3,136

Inventories	4,840	5,084
Other	298	254
Total current assets	11,024	19,560

Property, plant and equipment, net	656	878
Debt issuance costs, net	707	836
Other assets	75	67

Total assets	$12,462	$21,341

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Current portion of long-term debt	$40	$42
Current portion of accrued restructuring costs	416	678
Accounts payable	1,522	1,536
Accrued warranty	340	400
Deferred revenue in excess of costs incurred	41	1,133
Other accrued liabilities	2,818	2,864
Total current liabilities	5,177	6,653

Long-term debt	4	33
Long-term portion of accrued restructuring costs	—	278
10% senior subordinated convertible debt	10,000	10,000

Stockholders’ (deficit) equity:
Preferred stock, $.01 par value, 1,000,000 authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 40,000,000 authorized, 14,152,092 and 14,074,365 issued, respectively	142	141
Additional paid-in capital	88,302	88,144
Cumulative other comprehensive loss	(69)	(69)
Accumulated deficit	(91,094)	(83,839)
Total stockholders’ (deficit) equity	(2,719)	4,377

Total liabilities and stockholders’ (deficit) equity	$12,462	$21,341

See notes to unaudited condensed consolidated financial statements

MICRO COMPONENT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
	2002	2001	2002	2001

Net sales	$2,732	$4,386	$10,074	$21,119

Cost of sales
Products	1,558	3,013	6,199	12,903
Inventory revaluation	—	8,092	—	8,092
Total cost of sales	1,558	11,105	6,199	20,995

Gross profit (loss)	1,174	(6,719)	3,875	124

Operating expenses:
Selling, general and administrative	2,092	2,347	6,796	8,504
Research and development	1,012	1,459	3,368	6,362
Amortization of intangible assets	—	874	—	2,632
Write-down of impaired intangible assets	—	9,298	—	9,298
Restructuring charge	345	113	193	2,444

Total operating expenses	3,449	14,091	10,357	29,240

Loss from operations	(2,275)	(20,810)	(6,482)	(29,116)

Interest income	25	10	101	163
Interest expense and other, net	(289)	—	(874)	(17)

Total interest and other	(264)	10	(773)	146

Net loss	$(2,539)	$(20,800)	$(7,255)	$(28,970)

Net loss per share, basic and diluted:	$(0.18)	$(1.48)	$(0.51)	$(2.07)

Weighted average common and equivalent shares outstanding:
Basic and diluted	14,152	14,062	14,115	14,011

See notes to unaudited condensed consolidated financial statements

MICRO COMPONENT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	Sept. 28,	Sept. 29,
	2002	2001

Cash flows from operating activities:
Net loss	$(7,255)	$(28,970)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	317	552
Amortization	—	2,632
Write-down of impaired intangible assets	—	9,298
Non-cash charge related to inventory revaluation	—	8,092
Loss on disposal of property	4	—
Changes in assets and liabilities:
Accounts receivable	1,055	6,989
Inventories	244	(594)
Other assets, net	(39)	(58)
Accounts payable	(14)	(5,216)
Accrued restructuring costs	(540)	1,163
Other accrued liabilities	(1,198)	(2,932)

Net cash used in operating activities	(7,426)	(9,044)

Cash flows from investing activities:
Additions to property, plant and equipment	(149)	(152)
Proceeds from disposition of property	37	—

Net cash used in investing activities	(112)	(152)

Cash flows from financing activities:
Payments of long-term debt	(31)	(20)
Amortization of debt issuance costs	129	—
Proceeds from issuance of stock, net	159	204

Net cash provided by financing activities	257	184

Net decrease in cash and cash equivalents	(7,281)	(9,012)

Cash and cash equivalents at beginning of period	11,086	12,047

Cash and cash equivalents at end of period	$3,805	$3,035

See notes to unaudited condensed consolidated financial statements

MICRO COMPONENT TECHNOLOGY, INC.

FORM 10-Q

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                          INTERIM FINANCIAL STATEMENTS

                                    The accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 28, 2002 have been prepared in accordance with the instructions for SEC Form 10-Q and, accordingly, do not include all disclosures required by generally accepted accounting principles for complete financial statements.  In our opinion, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.

                                    Interim unaudited financial results should be read in conjunction with the audited financial statements included in the SEC Report on Form 10-K, for the period ended December 31, 2001.

                                    The results of operations for the three and nine month period ended September 28, 2002 are not necessarily indicative of the operating results to be expected for the full year.

2.      EARNINGS PER SHARE

                                    Basic earnings per share are computed using the weighted average number of common shares outstanding during each period.  Diluted earnings per share include the dilutive effect of common shares potentially issuable upon the exercise of stock options outstanding.  The following table reconciles the denominators used in computing basic and diluted earnings per share:

(in thousands)	Three Months Ended		Six Months Ended
	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
	2002 (1)	2001(1)	2002(1)	2001(1)
Weighted average common shares outstanding	14,152	14,062	14,115	14,011
Effect of dilutive stock options and warrants	—	—	—	—

	14,152	14,062	14,115	14,011

(1) We reported a net loss for the periods indicated.  No adjustments were made for the effect of stock options, which totaled 2,546,515 shares at September 28, 2002 and 2,296,540 shares at September 29, 2001, as the effect is antidiliutive.

3.                          COMPREHENSIVE NET INCOME OR (LOSS)

                                    During the three and nine-month periods ended September 28, 2002 and September 29, 2001 total comprehensive loss equaled net loss as reported on the Consolidated Statements of Operations.

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

                                    The restructuring charge resulting from the consolidation of operations and cost reduction measures initiated in the first quarter of 2001 totaled approximately $2.3 million.  This charge principally represented employee separation costs and costs related to idle facilities over the remaining lease term, which ran through April  2003.  This restructuring affected approximately 25% of our workforce at the time and comprised a total of 73 employees principally in the areas of manufacturing and administration.  Idle facility costs included in the charge represented a percentage of the remaining rent payments, utilities and insurance costs ($1.28 million) and the impairment of certain leasehold improvements ($0.04 million).

During the third quarter, we reduced our workforce across all functional areas by approximately 17% at the time, resulting in a restructuring charge of $113,000.  This charge reflected severance and other benefit costs associated with this reduction. This workforce reduction affected an additional 31 employees, principally in the areas of manufacturing and engineering.  All of these costs were incurred and paid during the quarter ended September 29, 2001.

2002 Restructuring Charges

                                    In 2002, in response to the continued and prolonged downturn in the semiconductor capital equipment industry, we took the following actions:

During the first quarter, we further reduced our workforce across all functional areas by approximately 25% at the time, resulting in a restructuring charge of $323,000.  This charge reflected severance and other benefits costs associated with this reduction.  This workforce reduction affected an additional 44 employees, principally in the areas of manufacturing, sales and marketing and engineering.

In the second quarter of 2002, we further reduced our workforce by 7% at the time, resulting in a restructuring charge of $199,000.  This charge reflected severance and other benefit costs associated with the reduction, which affected 9 employees across all functional areas.

During the second quarter, we completed a lease settlement agreement related to our Marlborough, Massachusetts’ facility.  This agreement requires us to pay $450,000 or approximately 35% of the outstanding lease obligation, which was to run through April 2003.  As of September 28, 2002, $250,000 remains due, which is required to be paid in full by December 15, 2002 and is included in other accrued liabilities.  As a result of this settlement, the remaining idle facility charge of  $674,000 was eliminated in the quarter ended June 29, 2002.

During the third quarter, as a result of the on going transfer of our core manufacturing operations to our Penang, Malaysia facility, we incurred a restructuring charge of $345,000, representing severance and other benefit costs associated with further reductions to our workforce.  This reduction will be implemented in the third and fourth quarters of 2002 and affects a total of 38 employees or 30%  of our present workforce across all functional areas.

 The following table summarizes these charges related to workforce and manufacturing cost reductions (in thousands):

	Employee
	Separation	Idle Facility
	Costs	Costs	Total

Accrued restructuring costs at December 31, 2001	$66	$890	$956

Restructuring charge for the quarter ended March 30, 2002	323	—	323

Utilization for the quarter ended March 30, 2002	(272)	(167)	(439)

Restructuring charge (recovery) for the quarter ended June 29, 2002	199	(674)	(475)

Utilization for the quarter ended June 29, 2002	(126)	(49)	(175)

Restructuring charge for the quarter ended September 28, 2002	345	—	345

Utilization for the quarter ended September 28, 2002	(119)	—	(119)

Accrued restructuring costs at September 28, 2002	$416	$—	$416

5.     SUBSEQUENT EVENT

On May 20, 2002, The NASDAQ Stock Market, Inc. (“Nasdaq”) notified us that we failed to meet the standards for continued listing of our common stock on the Nasdaq National Market.  On August 8, 2002, we had a hearing before Nasdaq at which we presented a plan to meet those standards and requested Nasdaq to suspend its action to give us time to complete the plan.  On September 5, 2002, in response to this meeting, Nasdaq notified us of its decision to transfer the listing of our securities to the Nasdaq SmallCap Market effective with the open of business on September 10, 2002.  Further, certain financial covenants with respect to equity maintenance were set forth that were required to be met by October 31, 2002 to maintain the Nasdaq SmallCap Market listing.  We were unable to meet these requirements.  On November 6, 2002, Nasdaq notified us that effective November 7, 2002 our securities would be de-listed from the Nasdaq SmallCap Market and would begin trading on the OTC Bulletin Board under the symbol MCTI.

6.         RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards (SFAS) No. 141 — Business Combinations and SFAS No. 142 — Goodwill and Other Intangible Assets. In June 2001, the Financial Accounting Standards Board  (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 141 eliminated the pooling-of-interests method of accounting for business combinations after June 30, 2001.  SFAS No. 142 establishes new standards for accounting for goodwill and intangible assets.  We adopted SFAS NO. 142 on January 1, 2002 and there was no impact to our financial position or results of operations due to this adoption.

SFAS No. 143 — Accounting for Asset Retirement Obligations.  In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations.  SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees.  SFAS No. 143 amends SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies.  SFAS is effective for us on January 1, 2003.  We are currently assessing what impact, if any, SFAS No. 143 will have on our financial position or results of operations

SFAS 144 — Accounting for the Impairment or Disposal of Long-Lived Assets.  In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion).  SFAS No. 144 also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary.  SFAS No. 144 was effective for us on January 1, 2002 and did not have a material effect on our financial position or results of operations for the nine-month period ended September 28, 2002.

SFAS No. 145 - Rescission of FASB statements NO. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.)  In April 2002, the FASB issued SFAS No. 145, Rescission  of FASB Statements No. 4, 44, AND 64, Amendment of  FASB Statement No. 13, and Technical Corrections. SFAS No. 145 was adopted by us on July 1, 2002. The adoption of the technical corrections contained in SFAS No. 145 did not have an impact on our financial position or results of operations.

SFAS No. 146 — Accounting for Costs Associated with Exit or Disposal Activities.  In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 will be effective for exit or disposal activities that are initiated by the Company after December 31, 2002.

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

The demand for our products and services is dependent upon growth in the semiconductor industry and the increasing automation needs of semiconductor manufacturers and independent test and assembly facilities.  In the fourth quarter of 2000, the semiconductor industry went into a sharp downturn, which intensified and continued throughout all of 2001 and has continued into 2002, resulting in a significant adverse impact on our business.  Although worldwide semiconductor bookings are beginning to show signs of stabilization, the return to market growth is not expected in the near term.  As disclosed in our Form 10-K for the year ended December 31, 2001, a continued or intensified market downturn might result in significant losses, charges for inventory revaluation, or asset impairment or restructuring charges.  Consequently, as a result of this downturn, in the first three quarters of 2002, we further reduced our workforce across all functional areas.  The following table summarizes these actions with respect to our workforce and the related charges.

2002 Quarter	Number of employees affected	Percentage of workforce	Charge related to reduction

First Quarter	44	25%	$323,000

Second Quarter	9	7%	$199,000

Third Quarter	38	30%	$345,000

On May 20, 2002, The NASDAQ Stock Market, Inc. (“Nasdaq”) notified us that we failed to meet the standards for continued listing of our common stock on the Nasdaq National Market.  On August 8, 2002, we had a hearing before Nasdaq at which we presented a plan to meet those standards and requested Nasdaq to suspend its action to give us time to complete the plan.  On September 5, 2002, in response to this meeting, Nasdaq notified us of its decision to transfer the listing of our securities to the

Nasdaq SmallCap Market effective with the open of business on September 10, 2002.  Further, certain financial covenants with respect to equity maintenance were set forth that were required to be met by October 31, 2002 to maintain the Nasdaq SmallCap Market listing.  We were unable to meet these requirements.  On November 6, 2002, Nasdaq notified us that effective November 7, 2002 our securities would be de-listed from the Nasdaq SmallCap Market and would begin trading on the OTC Bulletin Board under the symbol MCTI.

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

Provisions to reduce inventories to the lower of cost or market are made based on a review of excess and obsolete inventories, estimates of future sales and the related value of component parts, which is based on inventory levels in excess of anticipated demand for each specific product type.  Significant assumptions with respect to market trends and customer product acceptance are utilized to formulate our demand schedule.  Sudden or continuing downward changes in the semiconductor capital equipment market may cause us to record additional inventory revaluation charges in future periods.

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

Results of Operations for the Three Months Ended September 28, 2002 and September 29, 2001

Net sales for the three months ended September 28, 2002, decreased $1.7 million or 37.7% to $2.7 million compared to $4.4 million for the three months ended September 29, 2001.  Product acceptance requirements related to product and customer mix resulted in an increase of $0.5 million to revenues over shipments in third quarter of 2002, while these same factors caused a $0.2 million net increase to revenues over shipments in the third quarter of 2001.  Current year product revenues, especially capacity related singulated device handler products, were severely impacted by the downturn in the semiconductor capital equipment market. We expect net sales to continue to be adversely impacted by the market downturn into the foreseeable future.

Gross profit for the third quarter of 2002 increased by $7.9 million to $1.2 million, or 43.0% of net sales, from a gross loss of $6.7 million for the comparable period in the prior year.  Included in the third quarter of 2001 was a charge for inventory revaluation of $8.1 million.  Exclusive of this charge, gross profit for the third quarter of 2002 decreased $0.2 million from a gross profit of $1.4 million, or

31.3% of sales, for the comparable period in the prior year. The decrease in gross margin dollars is directly related to the decrease in sales, while the improvement in the gross margin percentage is related to the cost reduction initiatives taken in the prior and current year.  We expect gross margins to continue to be adversely impacted by the market downturn, partially offset by the benefits of the restructuring actions we initiated in the first quarter of 2001 and continuing into 2002.

Selling, general and administrative expense in the third quarter of 2002 was $2.1 million, or 76.6% of net sales, compared to $2.3 million, or 53.5% of net sales for the third quarter of 2001. The decrease in expense for the current year period is a result of the cost reduction measures initiated in 2001 and 2002, and a decrease in direct selling costs related to the decrease in sales. The increase in selling, general and administrative expense as a percentage of net sales in the current year is primarily attributed to the decreased sales base in the current year period.

Research and development expense for the third quarter of 2002 was $1.0 million, or 37.0% of net sales compared to $1.5 million, or 33.3% of net sales in the third quarter of 2001.  The decrease in expense for the current year period is a result of the cost reduction measures initiated in 2001and 2002.

Amortization expense totaled $0.9 million, or 19.9% of net sales for the three months ended September 29, 2001, versus none for the third quarter of 2002.  This decrease of amortization expense in the current year quarter is directly attributable to the write-off of impaired goodwill and other intangible assets, which were recorded in the third quarter of 2001.

In the third quarter of 2001, we recorded a charge relating to the impairment of intangible assets totaling $9.3 million or 211.9% of net sales.  This charge resulted from the impairment of goodwill and purchased intangible assets related to the Aseco acquisition resulting from the continued market downturn and a shift in product strategy.

The restructuring charges resulting from workforce reductions totaled $0.3 million for the third quarter of 2002 and $0.1 million for the third quarter of 2001.  These charges represent employee severance and benefit costs associated with certain workforce reductions.  The 2002 current quarter actions will be implemented in the third and fourth quarter of 2002 while the actions taken in 2001 were incurred and paid during the third quarter of 2001.

Interest income for the third quarter of 2002 was $25,000 compared to $10,000 in the third quarter of 2001.  This increase resulted from the increase in investment in interest-bearing cash and equivalents.  Interest expense and other totaled $289,000 in the current year’s quarter, compared to none for the comparable period in the prior year.  The increase in interest expense resulted from the coupon rate associated with our 10% Senior Subordinated Notes, which were issued in December 2001, and the amortization of debt issuance costs associated with the note offering.

Net loss for the quarter ended September 28, 2002 was $2.5 million or $0.18 per share, as compared to a net loss of $20.8 million, or $1.48 per share in the prior year period.

Results of Operations for the Nine Months Ended September 28, 2002 and September 29, 2001

Net sales for the nine months ended September 28, 2002, decreased $11.0 million or 52.3% to $10.1 million compared to $21.1 million for the nine months ended September 29, 2001.  Product acceptance requirements related to product and customer mix resulted in a net increase to revenues of $2.6 million over shipments for the 2002 nine month period compared to a net increase to revenues of $5.1 million over shipments for the comparable prior year period.  Current year product revenues, especially capacity related singulated device handler products, were severely impacted by the downturn in the semiconductor capital equipment market.  We expect net sales to continue to be adversely impacted by the market downturn into the foreseeable future.

Gross profit for the first nine months of 2002 increased by $3.8 million to $3.9 million, or 38.5% of net sales, from $0.1 million, or 0.6% of net sales, for the comparable period in the prior year.  Included in the 2001 nine-month period was a charge for inventory revaluation of $8.1 million.  Exclusive of this charge, gross profit for the third quarter of 2002 decreased $4.3 million from a gross profit of $8.2 million, or 38.9% of sales, for the comparable period in the prior year. The decrease in gross margin dollars is directly related to the decrease in sales, while the maintaining of the gross margin percentage is related to the cost reduction initiatives taken in the current year.  We expect gross margins to continue to be adversely impacted by the market downturn, partially offset by the benefits of the restructuring actions we initiated in the first quarter of 2001 and continuing into 2002.

Selling, general and administrative expense for the first nine months of 2002 was $6.8 million, or 67.5% of net sales, compared to $8.5 million, or 40.3% of net sales for the first nine months of 2001. The decrease in expense for the current year period is a result of the cost reduction measures initiated in 2001 and 2002, and a decrease in direct selling costs related to the decrease in sales. The increase in selling, general and administrative expense as a percentage of net sales in the current year is primarily attributed to the decreased sales base in the current year period.

Research and development expense for the first nine months of 2002 was $3.4 million, or 33.4% of net sales, compared to $6.4 million, or 30.1% of net sales for the first nine months of 2001.   The decrease in expense for the current year period is a result of the cost reduction measures initiated in 2001and 2002.

Amortization expense totaled $2.6 million, or 12.5% of net sales for the nine months ended September 29, 2001, versus none million for the first nine months of 2002.  This decrease of amortization expense for the first nine months of 2002 is directly attributable to the write-downs of impaired goodwill and other intangible assets, which were recorded in the third quarter of 2001.

Impairment of intangible assets totaled $9.3 million or 44.0% of sales for the nine months ended September 29, 2001. This charge resulted from the identification of impaired goodwill and purchased intangible assets related to the Aseco acquisition and due to the continuing market downturn and a shift in product strategy.

The restructuring charges resulting from workforce reductions totaled $0.2 million, or 0.2% of sales, for the first nine-months of 2002 compared to $2.4 million, or 11.6% of sales,  in the comparable prior year period. These charges represent employee severance and benefit costs associated with the workforce reductions.  Included in the 2002 restructuring charge is a benefit which resulted from a lease settlement agreement which was reached during the second quarter of 2002.  This agreement allowed us to exit the existing lease at our Marlborough, Massachusetts facility. As a result of this agreement, the remaining idle facility charges accrued for this lease were eliminated in the second quarter of 2002.

Interest income for the first nine months of 2002 was $101,000 compared to $163,000 for the comparable period in the prior year.  This decrease resulted from the decrease in investment in interest-bearing cash and equivalents.  Interest expense and other totaled $874,000 in the current year’s quarter, compared to $17,000 for the comparable period in the prior year.  The increase in interest expense resulted from the coupon rate associated with our 10% Senior Subordinated Notes, which were issued in December 2001, and the amortization of debt issuance costs associated with the note offering.

Net loss for the nine-month period ended September 28, 2002 was $7.3 million or $0.51 per share, as compared to a net loss of $29.0 million, or $2.07 per share in the prior year period.

Liquidity and Capital Resources

The net loss and reductions in accrued restructuring costs and other accrued liabilities were the primary uses of cash for the nine month period ended September 28, 2002.  The net loss and reductions in accounts payable and other accrued liabilities were the primary uses of cash in first nine months of the prior year.  Cash used in operations was $7.4 million for the nine month period ended September 28, 2002 and $9.0 million in the comparable prior year period.

We record provisions for doubtful accounts based on specific identification of our accounts receivable.  We did not record any provisions for doubtful accounts in the third quarters of 2002 or 2001.

Capital expenditures totaled $149,000 in the nine months ended September 28, 2002, versus $152,000 in the comparable period of 2001.  Capital purchases were primarily for software and computer equipment in both the current and prior year periods.

At September 28, 2002, we had cash and cash equivalents of $3.8 million, a current ratio of 2.1 and working capital of $5.9 million.  At December 31, 2001, we had cash and cash equivalents of $11.1 million, a current ratio of 2.9 and working capital of $12.9 million.

Our anticipated capital expenditure needs are expected to be minimal for the remainder of 2002.  We believe that cash and cash equivalents on hand at September 28, 2002 are sufficient to finance and sustain our continuing operations at the projected level through at least 2002.  However, the impact of the continuation of the severe downturn in the semiconductor capital equipment market, one or more additional business acquisitions, or unforeseen changes in market conditions could cause us to seek additional financing sooner.  We believe that we will be able to raise additional capital and/or negotiate a working capital line of credit at terms acceptable to us if required, but no assurance can be made that such financing will be available if needed.  We may acquire other companies, product lines or technologies that are complementary to our business, and our working capital needs may change as a result of such acquisitions.

On May 20, 2002, The NASDAQ Stock Market, Inc. (“Nasdaq”) notified us that we failed to meet the standards for continued listing of our common stock on the Nasdaq National Market.  On August 8, 2002, we had a hearing before Nasdaq at which we presented a plan to meet those standards and requested Nasdaq to suspend its action to give us time to complete the plan.  On September 5, 2002 in response to this meeting, Nasdaq notified us of its decision to transfer the listing of our securities to the Nasdaq SmallCap Market effective with the open of business on September 10, 2002.  Further, certain financial covenants with respect to equity maintenance were set forth that were required to be met by October 31, 2002 to maintain the Nasdaq SmallCap Market listing.  We were unable to meet these requirements. On November 6, 2002, Nasdaq notified us that effective November 7, 2002 our securities would be de-listed from the Nasdaq SmallCap Market and would begin trading on the OTC Bulletin Board under the symbol MCTI.  The Note Purchase Agreement between us and the purchasers of the our 10% Senior Subordinated Convertible Notes, which was filed as Exhibit 10W to the Company’s 2001 Form 10-K, contains a covenant requiring us to take all action necessary to continue the listing of our Common Stock on the Nasdaq National Market or any relevant market or system.  We believe that we remain in compliance with this covenant.

IMPACT OF ACCOUNTING STANDARDS

Statement of Financial Accounting Standards (SFAS) No. 141 — Business Combinations and SFAS No. 142 — Goodwill and Other Intangible Assets. In June 2001, the Financial Accounting Standards Board  (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 141 eliminated the pooling-of-interests method of accounting for business combinations after June 30, 2001.  SFAS No. 142 establishes new standards for accounting for goodwill and intangible assets.  We adopted SFAS NO. 142 on January 1, 2002 and there was no impact to our financial position or results of operations due to this adoption.

SFAS No. 143 — Accounting for Asset Retirement Obligations.  In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations.  SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees.  SFAS No. 143 amends SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies.  SFAS is effective for us on January 1, 2003.  We are currently assessing what impact, if any, SFAS No. 143 will have on our financial position or results of operations

SFAS 144 — Accounting for the Impairment or Disposal of Long-Lived Assets.  In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion).  SFAS No. 144 also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary.  SFAS No. 144 was effective for us on January 1, 2002 and did not have a material effect on our financial position or results of operations for the nine-month period ended September 28, 2002.

SFAS No. 145 - Rescission of FASB statements NO. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.)  In April 2002, the FASB issued SFAS No. 145, Rescission  of FASB Statements No. 4, 44, AND 64, Amendment of  FASB Statement No. 13, and Technical Corrections.

SFAS No. 145 was adopted by us on July 1, 2002. The adoption of the technical corrections contained in SFAS No. 145 did not have an impact on our financial position or results of operations.

SFAS No. 146 — Accounting for Costs Associated with Exit or Disposal Activities.  In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 will be effective for exit or disposal activities that are initiated by the Company after December 31, 2002.

RISK FACTORS

Except for the historical information contained herein, certain of the matters discussed in this report are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995.  These “forward-looking statements” involve certain risks and uncertainties, including, but not limited to, the following: (1) the prolonged or intensified downturn in the semiconductor market which often has a disproportionately negative impact on manufacturers of semiconductor capital equipment, and which could cause us to continue to incur significant cash losses decreasing our cash and expose us to potential further charges for restructuring, excess and obsolete inventory and/or impairment of assets; (2) the market for our products is highly competitive throughout the world, primarily from manufacturers in the United States, Europe and Asia, and many of our competitors are considerably larger and have considerably greater financial resources than we do, which may allow them to develop superior or lower priced products; (3) rapid changes in technology and in tester and handler products, which we must respond to successfully in order for our products to avoid becoming noncompetitive or obsolete; (4) customer acceptance of our new products, including the strip-based Tapestry handling systems and Smart Solutions products, and other singulated device handler products in which we have invested significant amounts of inventory; (5) possible loss of any of our key customers, who account for a substantial percentage of our business; (6) the possible adverse impact of competition in markets which are highly competitive; (7) the possible adverse impact of economic or political changes in markets we serve;  (8) our inability to obtain  financing to fund continuing operations; (9) the potential impact on the liquidity of our securities due to the delisting action from the Nasdaq SmallCap Market;  (10) other factors detailed from time to time in our SEC reports, including but not limited to the discussion in the Management’s Discussion & Analysis included in Form 10-K for the year ended December 31, 2001.  All forecasts and projections in this report are “forward-looking statements,” and are based on our current expectations of our near-term results, based on current information available pertaining to us, including risk factors discussed above.  Actual results could differ materially.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically had little impact on us.  Inflation has not been a significant factor in our operations in any of the periods presented, and it is not expected to affect operations in the future.  At September 28, 2002, all of our outstanding long-term debt carries interest at a fixed rate. There is no material market risk relating to our long-term debt.

ITEM 4. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a)          Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

(b)         Changes in internal controls.

There were no significant changes made in our internal controls or, to our knowledge, in other factors that could significantly affect these controls, subsequent to the date of their evaluation.

MICRO COMPONENT TECHNOLOGY, INC.

FORM 10-Q

PART II.  OTHER INFORMATION

Item 5.  Other Information

Restructuring Charges

In 2002, in response to the continued and prolonged downturn in the semiconductor capital equipment industry, we took the following actions:

During the first quarter, we further reduced our workforce across all functional areas by approximately 25% at the time, resulting in a restructuring charge of $323,000.  This charge reflected severance and other benefits costs associated with this reduction.  This workforce reduction affected an additional 44 employees, principally in the areas of manufacturing, sales and marketing and engineering.

In the second quarter of 2002, we further reduced our workforce by 7% at the time, resulting in a restructuring charge of $199,000.  This charge reflected severance and other benefit costs associated with the reduction, which affected 9 employees across all functional areas.

During the second quarter, we completed a lease settlement agreement related to our Marlborough, Massachusetts’ facility.  This agreement requires us to pay $450,000 or approximately 35% of the outstanding lease obligation, which was to run through April 2003.  As of September 28, 2002, $250,000 remains due, which is required to be paid in full by December 15, 2002 and is included in other accrued liabilities.  As a result of this settlement, the remaining idle facility charge of  $674,000 was eliminated in the quarter ended June 29, 2002.

During the third quarter, as a result of the on going transfer of our core manufacturing operations to our Penang, Malaysia facility, we incurred a restructuring charge of $345,000, representing severance and other benefit costs associated with further reductions to our workforce.  This reduction will be implemented in the third and fourth quarters of 2002 and affects a total of 38 employees or 30%  of our present workforce across all functional areas.

Item 6.  Exhibits and Reports on Form 8-K

(b)         Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended September 28, 2002.

MICRO COMPONENT TECHNOLOGY, INC.

FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Micro Component Technology, Inc.
Registrant

Dated:	November 12, 2002	By:	/s/ Roger E. Gower
Roger E. Gower
President and Chief Executive Officer

And

Dated:	November 12, 2002	By:	/s/ Thomas P. Maun
Thomas P. Maun
Chief Financial Officer
Chief Accounting Officer

CERTIFICATION

The undersigned hereby certify that this report complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 12, 2002	By:	/s/ Roger E. Gower
Roger E. Gower
President and Chief Executive Officer

Dated: November 12, 2002	By:	/s/ Thomas P. Maun
Thomas P. Maun
Chief Financial Officer
Chief Accounting Officer

CERTIFICATION

I, Roger E. Gower, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Micro Component Technology, Inc.:

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 12, 2002	By:	/s/ Roger E. Gower
Roger E. Gower
President and Chief Executive Officer

CERTIFICATION

I, Thomas P. Maun, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Micro Component Technology, Inc.:

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer’s and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 12, 2002	By:	/s/ Thomas P. Maun
Thomas P. Maun
Chief Financial Officer
Chief Accounting Officer