Form 10-K
period 2002-12-31
MICRO COMPONENT TECHNOLOGY INC
filed 2003-03-28
CIK 911149

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2002

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
COMMON STOCK, $.01 PAR VALUE
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 28, 2002 (the business day of the Registrant’s most recently completed second fiscal quarter), was $21.8 million based upon the closing price $2.498 on that date for the shares.

Number of shares outstanding of the Registrant’s Common stock, as of March 27, 2003 is 17,319,389.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for the annual meeting of stockholders (the “Proxy Statement”) to be filed within 120 days after the Registrant’s fiscal year ended December 31, 2002, are incorporated by reference into Part III.

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

ITEM 1.  Business

General

Unless the context otherwise requires, references in this Report on Form 10-K to “MCT”, “ We”, “Us”, “Registrant” and the “Company” refer to Micro Component Technology, Inc. and its consolidated subsidiaries. MCT was incorporated in Minnesota on June 20, 1972, was reorganized as a Delaware corporation on June 28, 1983 and reorganized as a Minnesota corporation on November 6, 1996.  MCT has three wholly owned active operating subsidiaries, Micro Component Technology Asia Pte. Ltd., (“MCT Asia”), MCT Asia (Penang) Sdn. Bhd., (“Penang”), and MCT Philippines, Inc (“Philippines”).  Our principal executive offices are located at 2340 West County Road C, St. Paul, Minnesota 55113 and our telephone number at that location is (651) 697-4000.

Our trademarks used in this Form 10-K are:  MCT, Infinity Systems, Aseco, Tapestry®, Smart Solutions, SmartMark, SmartSort, SmartTrak, Isocut, MCT 5100, MCT 7632, S-170 and S-130.  All other trademarks or trade names referred to in this Form 10-K are the property of their respective owners.

Background

On October 18, 1993, we completed an initial public offering of 2,200,000 shares of common stock resulting in net proceeds to us of $21.7 million.

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

Introduction

We are a leading supplier of integrated automation solutions for the global semiconductor test and assembly industry.  We offer complete and comprehensive equipment automation solutions for the test, laser mark handling equipment, mark inspect, singulation, sort, and packaging for shipment portions of the back-end of the semiconductor manufacturing process that significantly improve our customers’ productivity, yield and throughput.  Our solutions include our series of integrated Smart Solutions, automated test handlers, factory automation software and equipment integration services.  Our customers include many leading semiconductor companies such as Analog Devices, National Semiconductor, Agere, Phillips Semiconductor, Cypress Semiconductor and ST Microelectronics and many of the leading back-end contract test and assembly companies including Amkor and NS Electronics Bangkok.  We believe we have one of the world’s largest installed bases of handlers used to test semiconductor devices.

Semiconductor devices are becoming more complex and are characterized by shrinking semiconductor device sizes, miniaturized packaging, increased circuitry and larger wafer sizes.  These trends have led manufacturers to seek new tools and new solutions to meet their demanding requirements.  We believe that our complete offering of equipment automation products and services allows manufacturers to effectively address evolving process technologies and packaging formats, such as QFN (quad flat packages with no external leads) and miniaturized packaging.

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

Industry Overview

The semiconductor device industry has grown tremendously over the last decade. This growth has been driven by traditional semiconductor markets like personal computers and data processing, and more recently by the proliferation of semiconductor devices in telecommunications, wireless communications, and consumer electronics, as well as Internet infrastructure equipment.  However, the semiconductor capital equipment market, in which we compete, has historically been subject to cyclical periods of high growth and contraction.  In the latter part of 2000, the semiconductor capital equipment market went into a deep and prolonged downturn, which has continued through 2002.  Although the market appears to have stabilized, there are no assurances that it will return to its historical growth rates.

The process of semiconductor manufacturing is one of the most complicated and logistically challenging manufacturing processes in the world.  An advanced semiconductor device can travel thousands of miles and undergo as many as 500 production steps before completion.  The semiconductor device manufacturing process is traditionally divided into two parts: the front-end, which includes wafer fabrication from raw materials to a finished wafer; and the back-end, which includes semiconductor device test, assembly and packaging.  Front-end and back-end manufacturing facilities are expected to run 24 hours a day, 7 days a week to provide the productivity needed to meet the requirements of the market.

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

Automation of back-end tools and facilities is severely lagging the front-end.  Only recently have manufacturers begun to seek automation solutions for the back-end production process.  This is because, historically, the cost of back-end assembly and test processes was only a small portion of the total semiconductor device cost and traditional processes were able to provide adequate throughput.  Today the cost of back-end assembly and test per semiconductor device often equals or exceeds the wafer fabrication cost per semiconductor device.  We believe that as manufacturers seek to raise the standards of yield, productivity, throughput and cost reduction in the back-end, the growth rate of the newly developing back-end automation market could increase rapidly.

Traditional Semiconductor Manufacturing Process

Semiconductor devices arrive for test in strip or wafer format, with each strip or wafer containing multiple individual devices.  Until recently, most semiconductor manufacturers believed it was necessary to test individual semiconductor devices after they were singulated, or cut from the strip or wafer, because singulation could result in damage or contamination to the semiconductor devices.  However, as semiconductor device and package sizes have shrunk, they have become extremely difficult to handle individually.  For example, manufacturers’ chip scale packages, or CSPs, are nearly the same size as the die they package.  Traditional handling tools do not have the precision to adequately address the various semiconductor device size and chip-scale packaging technologies demanded by manufacturers.  As a result, handling tools designed for singulated processes have become a bottleneck to throughput.

Manufacturers now acknowledge that post-test singulation can be done, in certain package formats, without damage to the device.  This understanding permits manufacturers to process, handle, and test multiple devices while still in strip or wafer format.  Strip handling increases process flexibility by permitting the handling and testing of a variety of packages, substrates and semiconductor device sizes. In addition, strip handling significantly increases throughput by reducing the number of process steps and by allowing the tester to easily test multiple semiconductor devices in parallel.  We believe that as manufacturers seek to increase productivity, yield and throughput, they will increasingly adopt strip test processing.  Consequently, we believe strip test processing technology will be critical to any back-end automation strategy and will facilitate re-tooling of many back end processes.

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

Our Solution

We seek to provide our customers comprehensive equipment automation solutions for their test and assembly processes.  By deploying our products and services, our customers are able to improve their production yields, factory throughput, tool productivity and utilization while reducing product cost.  The key components of our solution are:

• Tapestry series automated strip handler,

• Smart Solutions integrated equipment product series,

• Infinity Systems factory automation software and equipment integration services; and

• Complete line of traditional test handlers for singulated processes.

Our solution provides the following benefits to our customers:

Flexibility to address new form factors, including wafers and strips.  We believe that our Tapestry handler is one of the first handlers capable of processing semiconductor devices in strip or wafer formats.  Tapestry provides increased flexibility, permitting the handling and testing of a variety of packages, substrates and semiconductor device types.  Depending on the application, we believe that our Tapestry handler’s throughput capability is three to ten times greater than existing singulated handling options available today.

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

Strategy

Our objective is to be the leading supplier for the newly developing market of automated solutions for the semiconductor test and assembly market.  Key elements of our strategy include:

Providing comprehensive automated solutions.  Today, we provide equipment automation solutions for the test and assembly portion of the semiconductor manufacturing process, including test, laser mark handling products, mark inspect, singulation, sort, and packaging for shipment.  In addition, we are expanding our automation solutions to include equipment integration solutions compatible with products from a greater number of other equipment manufacturers such as trim, form and singulation system providers.  We have enhanced the software component of our automation solutions by adding data analysis and report generating capabilities to increase our customer’s ability to improve their manufacturing process.  In the future we plan to expand the Smart Solution suite of products to handle other processes within the semiconductor test and assembly area.

Capitalizing on emerging chip scale packaging, or CSP, process development.  Our Smart Solutions and Tapestry products already meet initial chip scale package process requirements through strip handling.  However, the vast numbers of new chip scale packages, recently introduced, have imposed additional requirements on semiconductor test and assembly processes, including the ability to perform multi-pass testing and stacked die testing.  As a leader in providing equipment automation solutions that address chip scale packaging technologies, we are continuing development of next-generation handling and equipment automation solutions for advanced semiconductor device packaging.

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

Leveraging our strong sales and service capability.  We predominantly sell our products through our direct sales force and have established sales and service offices in the world’s major centers of semiconductor manufacturing including Penang, Malaysia and in the Philippines.  In addition to our sales and service engineers, we have several applications engineers in key customer support locations.  We have placed software engineers in several Asian locations to directly support Infinity Systems’ pursuit of factory automation software sales.

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

Automation Product Category	Product Name	Introduced	Applications

Smart Solutions	Tapestry	February 1999	A next generation handling system for semiconductor devices that are in strip or wafer package formats.
	Isocut	May 2000	Automated system to partially singulate chip scale packages in strip format, electrically isolating the semiconductor devices to accommodate test.
	SmartMark	May 2000	An automated high-speed laser marker for integration with strip handling or for marking strips with 2D codes.
	SmartSort	May 2000	A high speed sorter for offloading chip scale packages when integrated with singulation function.
	SmartTrak	May 2000	Software management system providing a map with information about each semiconductor device in the strip.
	Input/Output Module (Slotted)	February 1999	Automatic loading and unloading module of strips contained in a slotted magazine assembly.
	Input/Output Module (Stacked)	May 2000	Automated loading and unloading of strips contained in a stacked magazine assembly.
Automation Software	Infinity Systems Software Solutions	Acquired in June 1999	Manufacturing software control systems for semiconductor assembly and test plants including equipment integration through overall factory and corporate information systems integration.

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

SmartMark, our intelligent laser marking system, offers customers a method for marking individual semiconductor devices uniquely within strip according to their corresponding electronic strip map.  SmartMark utilizes a commercial laser system and two-dimensional reader.  We also provide an optional vision system for post-mark inspection.

SmartSort, our high-speed intelligent sorting system, allows customers to sort devices from a strip according to the electronic strip map and place semiconductor devices in a variety of final packaging media for shipment to customers.  This new capability is especially critical for small semiconductor devices such as chip scale packages due to their size and difficulty in handling.  SmartSort utilizes an innovative multi-site device picking approach, which provides increased throughput advantages as compared to existing sorting methods.  Off-load options for SmartSort include bulk, tray, tube or tape.  Other options include vision inspection and wash and dry for the saw based system.

Our suite of Smart Solution equipment products includes additional modules to assist companies in automating the back-end of the semiconductor manufacturing process using the new strip format.  These include the Isocut module for electrical isolation of semiconductor devices in order to allow them to be tested in strip form.  We also have input/output devices for both slotted and stacked magazines used with strips.

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

Singulated Handling Products

We also provide more traditional singulated handling products utilizing both pick-and-place and gravity-feed technology.  As a result of our shift in product strategy to strip-based solutions,  we will build our singulated products only when a sales order exists and if technology permits.  We continue to support these products for our installed base of systems for consumable and spare parts.

Singulated Handling Products	Product Name	Introduced	Applications
Pick and Place	7632	May 1997	Multiple site test handler for a wide variety of semiconductor devices, able to present up to 32 semiconductor devices for test simultaneously, utilizing tray or tube input and output.
Gravity Feed	5100	December 1996	High-speed dual site test handler for small outline surface-mount packages, utilizing tube input and output.
	5105	July 2002	Optimized system for testing RF devices based on the 5100 design.
	S-170	September 1997	Single site test handler for large surface-mount packages, utilizing tray input and output.
	S-130	January 1987	Single site test handler for small outline surface-mount packages, utilizing tube input and output.
	4610	April 1985	Dual site test handler for large surface-mount packages, utilizing tube input and output.

We continue to support our pick and place handling systems that are in place at customer sites; however, we do not design new systems for shipment.  Spare products associated with these lines continue to be maintained.

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

Our 5100/5105 gravity feed handlers are capable of testing one or two devices in parallel with throughput of up to 14,400 devices per hour with an index time of only 0.5 seconds.  It can be configured to handle a variety of devices with several different kits for varying customer requirements.

Other Products and Services

We provide service and spare parts for all of our current and many of our discontinued products. We have also done significant business in support services for a semiconductor device tester that is still widely used but that was last manufactured by us in 1993.

Research and Development

As an important element of our business strategy, we work closely with our customers to develop new products and enhancements of existing products to meet the evolving needs of the test and assembly market, particularly with respect to emerging semiconductor devices, while striving to provide the lowest cost of test.  These efforts, historically focused on test handler products, have resulted in the successful introduction of several new product platforms including, our 5100, S-130 and S-170, the Tapestry strip testing and associated handling modules.  In May 2000, we launched our SmartSort and SmartMark products, which are aimed at the automation of a number of the back-end processes and expand our capabilities beyond the core test handler markets.

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

Our research and development expenses were $4.2 million, $7.9 million, and $9.3 million in the years ended December 31, 2002, 2001 and 2000, respectively.  Our combined resources totaled 27 employees and contractors in research and development, or approximately 24% of our entire workforce, at December 31, 2002.

Customers

Our customers include many of the leading manufacturers of semiconductor devices, as well as test and assembly companies in the United States, Europe and Asia.  In recent years, our significant customers have shifted from the major semiconductor manufacturers to test and assembly companies, corresponding to the increased utilization of test and assembly companies by the major semiconductor manufacturers.  Analog Devices and National Systems accounted for 16% and 15% of our shipments, respectively, in the year ended December 31, 2002.  Amkor Technology, Inc. accounted for 17%, Analog Devices 13% and Phillips Semiconductor 11% of our shipments in the year ended December 31, 2001, respectively.  Amkor Technology, Inc. accounted for 14% of our shipments in the year ended December 31, 2000.

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

Marketing, Sales and Worldwide Support

We market our products primarily to semiconductor manufacturers and third party test and assembly companies through our own sales force and in selected markets through independent sales representatives and distributors.  Our automation solutions, however, are marketed directly by our employees to the key personnel at customers and potential customers who are in charge of capital equipment for the entire back-end.  These sales frequently involve major decisions by the customer as to the configuration and operation of its entire back-end operation.  Although in some situations the sales cycle for Smart Solutions products may be longer than for our traditional handler products and the average order amount is generally larger.

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

Manufacturing and Suppliers

In 2002, we began the transition of our high volume manufacturing operations from our St. Paul, Minnesota facility to Penang, Malaysia.  It is our belief that our new Malaysian operations will provide cost savings as well as an increased presence in our prime sales geographical area.  We combine proprietary software and components developed in our facilities with components and subassemblies obtained from outside suppliers.  We have established relationships with suppliers in Malaysia which allow us to out-source manufacturing of our components to a number of different suppliers. We do not maintain any long-term supply agreements with any of our key suppliers.

Competition

The semiconductor device testing and assembly equipment industry is highly competitive, and the market for our automation products and services is expected to become more competitive.  We face substantial competition throughout the world primarily from manufacturers in Asia, the United States and Japan.  The only companies that we are aware of that currently offer a production grade strip handling solution comparable to our Tapestry product are Fico BV, ASM International, Tesec and Cohu, Inc., whose products were introduced between 1995 and 2002.  Fico’s product line currently is used only for leaded semiconductor devices.  However, we are aware that other companies are developing strip handling solutions, some have shipped beta versions to customers, and we expect other companies will offer automation systems for the back-end when strip testing technology becomes more accepted.  Our primary competitors in the traditional handler market are Advantest Corporation, Aetrium Incorporated, Cohu, Inc., Multitest Electronics Systems GmbH, and Rasco AG.  Many of these competitors are considerably larger and have considerably greater financial resources than we do.

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

Intellectual Property Rights

We attempt to protect the proprietary aspects of our products with patents, trademarks and copyrights, as well as contractual and other trade secret protection strategies.  We have six patents issued and active, three patent applications pending in the U.S., and two patent applications pending within the international patent treaty.

We have developed and are using a number of trademarks, slogans and other commercial symbols to advertise and sell our products.  We own two federally registered trademarks, and have four trademark applications pending in the U.S. Patent and Trademark Office.  Our proprietary computer programs are protected under federal copyright law as unpublished original works.  We also maintain the secrecy of our software source codes through licensing and other restrictions.

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

Backlog

At December 31, 2002, our backlog of unfilled orders for which a purchase order number has been assigned by the customer and for which a delivery schedule has been specified was $3.1 million. At December 31, 2001 our backlog was $1.7 million.  Our backlog of unfulfilled orders was $10.6 million at December 31, 2000.  A significant portion of the backlog at December 31, 2002, is expected to be shipped in the next two quarters.  Since a large majority of the shipments made in a given quarter are usually made during the latter part of the quarter, and since a significant portion of shipments in a given quarter are booked during that same quarter, backlog as of a date in the middle of the quarter will typically be greater than backlog at quarter end.  All orders are subject to cancellation by the customer with limited charges.  Our backlog at a particular date is not necessarily indicative of actual sales for that or any succeeding period and does not reflect the effects of the SEC’s Staff Accounting Bulletin No. 101 (SAB 101) discussed in our revenue recognition policy in Note 1 of Notes to Consolidated Financial Statements included elsewhere herein.

Employees

At December 31, 2002, we had a total of 109 employees plus 3 contract personnel, in the following areas: 38 in manufacturing, 27 in engineering and research and development, 27 in sales, marketing, application engineering and service, and 20 in administration.  Our workforce declined approximately 25%, 7%, 30% and 8% in each of the 2002 quarters at the time, respectively, due to staff reductions as a result of the continued downturn in the semiconductor capital equipment market.  These reductions were across all functional areas.  Many of our employees are highly skilled, and we believe our future success will depend in large part on our ability to attract and retain similar employees.  None of our employees are covered by a collective bargaining agreement, and we have experienced no work stoppages.  We consider our relationship with our employees to be good.

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

Financial Information about Foreign and Domestic Operations and Export Sales

We operate in three geographic areas.  Summarized data for our operations are included in Note 10 of Notes to Consolidated Financial Statements, included elsewhere herein.

ITEM 2.  Properties

We occupy approximately 69,000 square feet of leased space in St. Paul, Minnesota, for our principal executive offices and research and product development activities.  In May 2000, we notified our landlord of our intent to exercise our one-time option to lease the remaining additional 11,000 square feet within the same building, beginning twelve to twenty-four months later, at a date to be mutually determined.  This lease expires in 2007.  In June 2001, we announced our plans to transfer manufacturing operations from our St. Paul facility to our operations in Penang, Malaysia.  Consequently, we are actively pursuing sub-letting the majority of space in our

St. Paul facility.  We occupy approximately 54,000 square feet of leased space in Penang, Malaysia, which is utilized as a manufacturing center for our mature products.  This lease expires in June 2003, which we believe we will be able to extend for a minimum of one year.  We operate our Infinity Systems division out of approximately 10,000 square feet of leased space in Tempe, Arizona, for software and equipment automation systems development.  This lease expires in June 2003.  We believe that our current and committed facilities are adequate to support our growth for at least the next twelve months.

ITEM 3.  Legal Proceedings

There are no material pending legal, governmental, administrative or other proceedings to which we are a party.

ITEM 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2002.

PART II

ITEM 5.  Market for Registrant’s Common Stock and Related Stockholder Matters

On May 20, 2002, The NASDAQ Stock Market, Inc. (“Nasdaq”) notified us that we failed to meet the standards for continued listing of our common stock on the Nasdaq National Market.  On August 8, 2002, we had a hearing before Nasdaq at which we presented a plan to meet those standards and requested Nasdaq to suspend its action to give us time to complete the plan.  On September 5, 2002, in response to this meeting, Nasdaq notified us of its decision to transfer the listing of our securities to the Nasdaq SmallCap Market effective with the open of business on September 10, 2002.  Further, certain financial covenants with respect to equity maintenance were set forth that were required to be met by October 31, 2002 to maintain the Nasdaq SmallCap Market listing.  We were unable to meet those requirements.  On November 6, 2002, Nasdaq notified us that effective November 7, 2002 our securities would be de-listed from the Nasdaq SmallCap Market and would begin trading on the OTC Bulletin Board under the symbol MCTI.  The following table sets forth, for the periods indicated, the high and low closing sale prices per share of our common stock, as reported by the OTC Bulletin Board, the Nasdaq SmallCap Market and the NASDAQ National Market for the applicable periods.

	High	Low
Year ended Decenber 31, 2002:
First Quarter	$3.92	$2.50
Second Quarter	4.47	1.95
Third Quarter	2.49	0.50
Fourth Quarter	1.04	0.27

Year ended December 31, 2001:
First Quarter	$5.25	$2.37
Second Quarter	4.40	2.12
Third Quarter	2.99	1.46
Fourth Quarter	2.98	1.50

The approximate number of holders of record of our common stock as of December 31, 2002 was 251.

We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future.  We currently intend to retain future earnings to fund the development and growth of our business.  Under the Note Purchase Agreement  associated with the issuance of the 10% Senior Subordinated Convertiable Notes (discussed in Note 6 in Notes to Consolidated Financial Statements contained elsewhere herein)  we are prohibited from paying dividends.

ITEM 6.  Selected Financial Data

SELECTED CONSOLIDATED  FINANCIAL DATA

	Years Ended				Six Months Ended		Fiscal Years Ended
	Dec. 31, 2002	Dec. 31, 2001	Dec. 31, 2000	Dec. 31, 1999	Dec. 31, 1999	Dec. 31, 1998	June 26, 1999	June 27, 1998
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$12,211	$25,406	$49,902	$19,839	$11,356	$6,688	$15,171	$16,975
Cost of sales:
Product	7,604	15,832	26,905	9,485	5,452	3,506	5,539	9,595
Inventory revaluation	913	8,092	3,979	—	—	—	2,000	—
Total cost of sales	8,517	23,924	30,884	9,485	5,452	3,506	7,539	9,595
Gross profit	3,694	1,482	19,018	10,354	5,904	3,182	7,632	7,380
Operating expenses:
Selling, general and administrative	8,556	10,864	16,177	7,423	4,296	3,152	6,279	7,871
Research and development	4,214	7,859	9,271	2,864	1,496	1,432	2,800	3,711
Amortization of intangible assets	—	2,632	4,308	10	10	—	—	—
Write-down of impaired intangible assets	—	9,298	3,405	—	—	—	—	—
Restructuring charges	207	2,444	—	—	—	—	—	—
Income (loss) from operations	(9,283)	(31,615)	(14,143)	57	102	(1,402)	(1,447)	(4,202)
Other income (expense)	(1,047)	196	(46)	(7)	19	7	(19)	323
Income (loss) before income taxes	(10,330)	(31,419)	(14,189)	50	121	(1,395)	(1,466)	(3,879)
Income tax provision	—	—	—	—	—	—	—	—
Net income (loss) before cumulative effect	(10,330)	(31,419)	(14,189)	50	121	(1,395)	(1,466)	(3,879)
Cumulative effect of change in accounting principle	—	—	(1,264)	—	—	—	—	—
Net income (loss)	$(10,330)	$(31,419)	$(15,453)	$50	$121	$(1,395)	$(1,466)	$(3,879)
Basic earnings (loss) per share:
Continuing operations	$(0.73)	$(2.24)	$(1.23)	$0.01	$0.02	$(0.19)	$(0.20)	$(0.54)
Cumulative adjustment	—	—	(0.11)	—	—	—	—	—
Net income (loss)	$(0.73)	$(2.24)	$(1.34)	$0.01	$0.02	$(0.19)	$(0.20	$(0.54)

Diluted earnings (loss) per share:
Continuing operations	$(0.73)	$(2.24)	$(1.23)	$0.01	$0.02	$(0.19)	$(0.20)	$(0.54)
Cumulative adjustment	—	—	(0.11)	—	—	—	—	—
Net income (loss)	$(0.73)	$(2.24)	$(1.34)	$0.01	$0.02	$(0.19)	$(0.20)	$(0.54)

Proforma net loss (1)	—	—	—	$(462)	$(563)	$(1,309)	$(1,316)	$(4,002)

Proforma net loss per share:
Basic	—	—	—	$(0.06)	$(0.08)	$(0.18)	$(0.18)	$(0.55)
Diluted	—	—	—	$(0.06)	$(0.08)	$(0.18)	$(0.18)	$(0.55)

Weighted average shares outstanding:
Basic	14,125	14,027	11,531	7,435	7,474	7,394	7,396	7,248
Diluted	14,125	14,027	11,531	7,682	8,144	7,394	7,396	7,248

Selected Balance Sheet Data:
Cash and cash equivalents	$1,560	$11,086	$12,047	$1,045	$1,045	$2,260	$1,927	$2,532
Working capital	2,861	12,907	22,347	6,386	6,386	6,199	6,255	7,385
Total assets	7,753	21,341	51,023	10,324	10,324	9,103	9,900	11,226
Long -term debt	—	33	37	70	70	58	33	83
Convertible notes	10,000	10,000	—	—	—	—	—	—
Total stockholders’ equity	$(5,794)	$4,377	$35,592	$7,256	$7,256	$7,005	$6,952	$8,400

Notes:

(1)    Proforma amounts reflect the impact of the adoption of SAB 101, which is discussed in Note 2 in Notes to Consolidated Financial Statements, included elsewhere herein.

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

The demand for our products and services is dependent upon growth in the semiconductor industry and the increasing automation needs of semiconductor manufacturers and independent test and assembly facilities.  In the fourth quarter of 2000, the semiconductor industry went into a sharp downturn, which intensified and continued through 2002, resulting in a significant adverse impact on our business.  Although worldwide semiconductor bookings are showing signs of stabilization, the return to market growth cannot be predicted in the short term.  As disclosed in our Form 10-K for the year ended December 31, 2001 and each of our Forms 10-Q for the first three quarters of 2002, a continued or intensified market downturn might result in significant losses, charges for inventory revaluation, or asset impairment or restructuring charges.  Consequently, as a result of this downturn, in addition to the actions taken in 2001, we took the following steps in 2002:

Workforce and Facility Cost Reductions

During the first quarter, we reduced our workforce across all functional areas by approximately 25% at the time, resulting in a restructuring charge of $323,000.  This charge reflected severance and other benefits costs associated with this reduction.  This workforce reduction affected an additional 44 employees, principally in the areas of manufacturing, sales and marketing and engineering.

During the second quarter, we further reduced our workforce by 7% at the time, resulting in a restructuring charge of $199,000.  This charge reflected severance and other benefit costs associated with the reduction, which affected 9 employees across all functional areas.  We also completed a lease settlement agreement related to our Marlborough, Massachusetts’ facility.  This agreement required us to pay $450,000 or approximately 35% of the outstanding lease obligation, which was to run through April 2003.  As of December 31, 2002, the full amount of this settlement has been paid.

During the third quarter, as a result of the ongoing transfer of our core manufacturing operations to our Penang, Malaysia facility, we incurred a restructuring charge of $345,000, representing severance and other benefit costs associated with further reductions to our workforce.  This reduction was implemented in the third and fourth quarters of 2002 and affected a total of 38 employees or 30% of our workforce at the time, across all functional areas.

During the fourth quarter, we further reduced our workforce, resulting in a restructuring charge of $14,000, representing severance and other benefit costs associated with this reduction, which affected a total of 9 employees, or 8% of our workforce at the time, primarily within sales and marketing.

Our total workforce as of December 31, 2002, was 109 employees compared to 173 employees at December 31, 2001, for a net reduction of 64 positions or 37% of the December 31, 2001 positions.  As a result of the transfer of our manufacturing to Penang, Malaysia, we have increased positions at that location to support those operations.  Our costs of labor in Penang, Malaysia is on average one-fifth of our historical labor cost in the United States.  As a result of this shift in labor forces and the reductions in the United States we are expecting an overall decrease in labor costs in 2003 relative to 2002 benefiting all functional areas of our business.

Inventory Revaluation

During the fourth quarter, we recorded a charge to our inventory of $913,000 to adjust our inventory to the lower of cost or market.  This adjustment related to our excess inventory of older singulated technology, which has declined in usage as a result of the continued downturn in the semiconductor capital equipment market.

Most industry forecasts do not predict capacity-driven purchases of capital equipment to recover before late 2003 or early 2004.  Therefore, we will continue to examine opportunities to further reduce our costs through the consolidation of operations, limiting capital expenditures, monitoring inventory purchases or additional strategic restructuring initiatives.  Certain of these types of actions have the potential for further charges in future periods.  The continued contraction of the semiconductor capital equipment market has the potential to have a material adverse effect on our financial condition, results of operations, and cash flows.

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

The acquisition was accounted for using the purchase method of accounting.  The results of operations of Aseco are included in our consolidated financial statements beginning January 31, 2000.  The purchase price was allocated based on the estimated fair values of net assets acquired at the date of acquisition.  The excess of purchase price over net assets acquired, amounting to $9.7 million, was allocated to goodwill, and was being amortized using a straight-line method over the estimated useful life of five years.  Other intangible assets, including established workforce, customer list, and core and developed technology, totaling $9.9 million, were being amortized using the straight-line method over the estimated useful lives of two to five years.

As a result of the industry downturn in the fourth quarter of 2000, we reduced the carrying values of goodwill by $2.5 million and purchased intangible assets by $0.9 million, due to impairment of these assets in the fourth quarter of 2000.  In the third quarter of 2001, due to the continuing industry downturn and a shift in product strategy from singulated products to strip testing, we reduced the remaining carrying values of goodwill and purchased intangible assets by $4.4 million and $4.9 million, respectively.  This impairment charge reduced all amounts of goodwill and purchased intangible assets associated with the Aseco acquisition to zero as of December 31, 2001.

Critical Accounting Policies

Revenue Recognition

Under SAB 101, we recognize revenue upon shipment, as our terms are FOB shipping point, for established equipment products that have previously satisfied existing customer performance specifications and that provide for full payment tied to shipment.  Revenue for products that have not previously satisfied customer performance specifications or from sales where all or a portion of customer payment is based upon acceptance are only recognized upon customer acceptance.  As such, in periods of increasing shipments, revenues will be deferred if the shipments are for new customers, new products or the payment terms are tied to acceptance criteria.  Consequently, if these conditions exist, we may report revenue levels that are not reflective of actual shipment growth rates.  Conversely, in periods of decreasing shipments, we potentially could recognize revenues related to shipments made in prior periods.  Consequently, if these conditions exist, we may report revenue levels that are greater than actual shipments.

Allowance for Doubtful Accounts

We record a provision for doubtful accounts based on specific identification of our accounts receivable. This involves a degree of judgment based on discussion with our internal sales and marketing groups, our customer base and the examination of the financial stability of our customers.  There can be no assurance that our estimates will match actual amounts ultimately written off.  During periods of downturn in the market for semiconductor capital equipment  or economic recession, a greater degree of risk exists concerning the ultimate collectability of our accounts receivable due to the impact that these conditions might have on our customer base.  For the year ended December 31, 2002, we charged approximately $106,000 against the allowance for accounts receivable write-offs that we deemed to be uncollectible.

Valuation of Inventories

Our inventories are stated at the lower of cost or market.  Cost is determined by the first-in, first-out (“FIFO”) method.  We maintain a standard costing system for our inventories.  Assumptions with respect to direct labor utilization, standard direct and indirect cost rates, vendor pricing and utilization of factory capacities are formulated in the development of our standard costing system.  Sudden or continuing changes in the semiconductor capital equipment market affecting our shipments can result in significant production variances from our standard rates. These variances directly impact our gross profit performance and may cause variability in gross profits results from reporting period-to-reporting period.  Our labor and overhead rates are set for production rates that match typical market conditions.  Production variances are charged to cost of sales each quarter as incurred. Material standards are based upon normal purchase volumes.  Purchase price variances are charged to costs of sales each quarter as incurred.

Provisions to reduce inventories to the lower of cost or market are made based on a review of excess and obsolete inventories through an examination of historical component consumption, current market demands and shifting product technology.  Significant assumptions with respect to market trends and customer product acceptance are utilized to formulate our provision methods.  Sudden or continuing downward changes in the semiconductor capital equipment market may cause us to record additional inventory revaluation charges in future periods.  In the fourth quarter of 2002, we recorded a $913,000 charge reflecting an adjustment to our inventory to lower of cost or market based on these methods.  This charge represents excess inventory and relates to products with our older singulated technologies.

Accrued Warranty

We provide a standard thirteen month warranty program for our equipment products. We record provisions for warranty claims for these products based upon historical claim performance.  This approach has been applied since the inception of the warranty program and involves a degree of subjectivity in that historical performance is used to estimate future warranty claims. At December 31, 2002, the warranty accrual was reduced to $200,000 from $400,000 at December 31, 2001, reflecting estimated furture claims.  This reduction is directly attributable to the decrease in net revenues of 51.9% from the year ended December 31, 2001 to the year ended December 31, 2002.  There can be no assurance that our estimates will match the actual amount of future warranty claims.

Results of Operations

The following table sets forth, for the periods indicated, certain items in our statements of operations as a percentage of net sales:

	Years Ended
	Dec. 31, 2002	Dec. 31, 2001	Dec. 31, 2000
Net sales	100.0%	100.0%	100.0%
Cost of sales	69.7	94.2	61.9
Gross profit	30.3	5.8	38.1
Operating expenses:
Selling, general and adminstrative	70.1	42.8	32.4
Research and development	34.5	30.9	18.6
Amortization of intangible assets	—	10.4	8.6
Write-down of impaired intangible assets	—	36.6	6.8
Restructuring charge	1.7	9.6	—
Total operating expenses	106.3	130.3	66.4
Loss from operations	(76.0)	(124.5)	(28.3)
Other income (expense), net	(8.6)	0.8	(0.1)
Cumulative effect of change in accounting principle	—	—	(2.6)
Net loss	(84.6)%	(123.7)%	(31.0)%

Year Ended December 31, 2002 versus Year Ended December 31, 2001

Net Sales.  Net sales for the year ended December 31, 2002 decreased  $13.2 million or 51.9% to $12.2 million, compared to net sales of $25.4 million for the prior year.  Product acceptance requirements related to product and customer mix resulted in a net increase to revenues of $2.6 million over shipments for the year ended December 31, 2002, while these same factors caused a net increase to revenues of $6.8 million over shipments in  2001.  Current year product sales, especially capacity-related singulated device handler products, continue to be severely impacted by the continued downturn in the semiconductor capital equipment market.  Sales of our Tapestry and Smart Solutions strip-based products decreased $3.7 million or 41.7% over the prior year period, while sales of singulated device handler products decreased $11.1 million or 83.4% from the prior year period.  Sales of our Tapestry and Smart Solutions strip-based product made up 43.0% of our net sales for the year ended December 31, 2002 compared to 35.4% in the prior year period.  If the market downturn continues, it is likely that net sales could continue to be adversely impacted.

Net sales to Asia comprised approximately 61.6% of our net sales for the year ended December 31, 2002.  Net sales to customers in the United States represented approximately 29.0% and net sales to customers in Europe represented approximately 9.4% for year ended December 31, 2002.  Comparatively, net sales to customers in Asia comprised approximately 47.5% of our net sales for the year ended December 31, 2001.  Net sales to customers in the United States represented approximately 45.8% and net sales to customers in Europe represented approximately 6.7% for year ended December 31, 2001.

Gross Profit.  For the year ended December 31, 2002, we recorded an inventory valuation charge of $0.9 million compared to a similar charge of $8.1 million in the prior year, each of which was included in cost of sales.

Excluding these charges, gross profit in the current year period decreased by $5.0 million to $4.6 million or 37.7% of net sales from $9.6 million or 37.6% of net sales in the prior year.  Inclusive of the inventory revaluation charges in both years, gross profit in the current year period increased by $2.2 million to $3.7 million or 30.3% of net sales from $1.5 million or 5.8% of net sales in the prior year.  Exclusive of the inventory revaluation charges, the maintenance of our gross margin contribution resulted from the many cost reduction initiatives that we have undertaken in response to the continued downturn in the semiconductor capital equipment market.  However, the continuation of the downturn could potentially negatively impact our gross margin contribution in future periods. This impact, if realized, would be offset to some degree by the expected cost reductions from the transfer of our core manufacturing operations to Penang, Malaysia.

Selling, General and Administrative Expense.  Selling, general and administrative expense in 2002 was $8.6 million, or 70.1% of net sales compared to $10.8 million, or 42.8% of net sales in the prior year.  The decrease in expense for the current year is a result of the cost reduction measures that we have performed throughout all of 2002.  The increase in selling, general and administrative expense as a percentage of net sales in the current year is primarily attributed to the decreased net sales base.

Research and Development Expense.  Research and development expense in 2002 was $4.2 million, or 34.5% of net sales compared to $7.9 million, or 30.9% of net sales in 2001.  The decrease in expense for the current year is a result of the cost reduction measures that we have performed throughout all of 2002.  The increase in research and development expense as a percentage of net sales in the current year is primarily attributed to the decreased net sales base.

Amortization of Intangible Assets.   Amortization expense was zero for the year ended December 31, 2002.  For the year ended December 31, 2001, amortization expense totaled $2.6 million, or 10.4% of net sales.  The decrease of amortization expense in the current year is directly attributed to the write-downs of impaired goodwill and other intangible assets that were recorded in the fourth quarter of 2000 and the third quarter of 2001.

Write-down of Impaired Intangible Assets.  As a result of the significant semiconductor industry downturn, which began in the fourth quarter of 2000 and has continued through 2002, we reduced the carrying value of certain intangible assets by $4.9 million and goodwill by $4.4 million.  This write-down was recorded in the third quarter of 2001.  In the fourth quarter of 2000, also as a result of the industry downturn, we reduced the carrying value of certain intangible assets by $0.9 million and goodwill by $2.5 million.  These charges represented 36.6% and 6.8% of net sales for 2001 and 2000, respectively.

Restructuring Charge.  In response to the continuing downturn in the semiconductor capital equipment market, we reduced our workforce throughout 2002.  Employee reductions in 2002 totaled 100 individuals or 57.8% of our our workforce as of December 31, 2001 which resulted in a charge of $881,000 or 7.2% of net sales for the year ended December 31, 2002.  These reductions were across all functional areas and principally represented separation and benefit costs.  These charges were offset by the completion of a lease settlement agreement related to our Marlborough, Massachusetts facility.  This agreement required us to pay $450,000 or approximately 35% of the outstanding lease obligation, which was to run through April 2003.  As of December 31, 2002, the full amount of this settlement has been paid.  The settlement of this lease resulted in a benefit of $674,000, which was recorded in the second quarter of 2002.  For the year ended December 31, 2001, we enacted a plan in the first qaurter of that year to consolidate our operations and initiated other cost reduction measures, which resulted in a charge of $2.3 million.  This charge principally represented employee separation costs and costs related to idle facilities over the remaining lease term of the facility, which ran through April 2003.  In the third quarter of 2001, we further reduced our workforce resulting in a charge of $0.1 million for a total restructuring charge in 2001 of $2.4 million or 9.6% of net sales.

Other Income (Expense).  Interest expense was $1.2 million or 9.6% of net sales for the year ended December 31, 2002 compared to $26,000 in the comparable prior year period.  The increase is directly attributable to the issuance of our 10% senior subordinated convertible debt, which was issued in December 2001 and includes charges associated with the amortization of debt issuance costs.   Interest income for the year ended

December 31, 2002, was $102,000 compared to $227,000 in the prior year.  This decrease resulted from the decrease in interest-bearing cash and cash equivalents.

Income Tax Provision.  During both 2002 and 2001, we incurred minimal tax liabilities.  We have recorded valuation allowances against all benefits associated with net operating loss carry forwards due to uncertainty regarding their ultimate utilization.

Net Loss.  Net loss for the year ended December 31, 2002 was $10.3 million, or $0.73 per diluted share, as compared to net loss of $31.4 million, or $2.24 per  diluted share for the comparable prior year period.

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

Net sales to Asia comprised approximately 47.5% of our net sales for the year ended December 31, 2001.  Net sales to customers in the United States represented approximately 45.8% and net sales to customers in Europe represented approximately 6.7% for year ended December 31, 2001.  Comparatively, net sales to customers in Asia comprised approximately 52.9% of our net sales for the year ended December 31, 2000.  Net sales to customers in the United States represented approximately 44.3% and net sales to customers in Europe represented approximately 2.8% for year ended December 31, 2000.

Gross Profit.  Gross profit, inclusive of the inventory revaluation charge, decreased by $17.5 million to $1.5 million or 5.8% of net sales from $19.0 million or 38.1% of net sales in the prior year.  Exclusive of the inventory revaluation charge, gross profit decreased by $13.4 million to $9.6 million or 37.7% of net sales from $23.0 million or 46.1% of net sales in the prior year.  The decrease in gross margin in the current year period primarily resulted from the continued unabsorbed excess production costs associated with the industry downturn and, in particular, excess production costs related to our singulated handling products.  Gross margin contribution improved on our Tapestry and Smart Solutions products as a result of their increased sales levels over the prior year period.  We expect overall gross margins to continue to be adversely impacted by the market downturn, partially offset by the benefits of the consolidation of manufacturing operations and workforce reductions occurring in the first and third quarters of 2001.

Selling, General  and Administrative Expense.  Selling, general and administrative expense in 2001 was $10.9 million, or 42.8% of net sales compared to $16.2 million, or 32.4% of net sales in the prior year.  The decrease in expense for the current year is a result of the cost reduction measures initiated in the first and third quarter of 2001 and a decrease in direct selling costs related to the decrease in sales.  The increase in selling, general and administrative expense as a percentage of net sales in the current year is primarily attributed to the decreased net sales base.

Research and Development Expense.  Research and development expense in 2001 was $7.9 million, or 30.9% of net sales compared to $9.3 million, or 18.6% of net sales in 2000.  The decrease in expense for the current year is a result of the cost reduction measures initiated in the first and third quarter of 2001.  The increase in research and development expense as a percentage of net sales in the current year is primarily attributed to the decreased net sales base.

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

Quarterly Results

The following tables present selected unaudited quarterly operating results for the eight fiscal quarters ended December 31, 2002, as well as the data expressed as a percentage of net sales.  We believe that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with our consolidated financial statements.  The operating results for any quarter are not necessarily indicative of the results for any subsequent period.

(in thousands, except per share data)

	Quarter Ended
	Dec. 31 2002(1)	Sept. 28 2002	June 29 2002	Mar.30 2002	Dec. 31 2001	Sept. 29 2001(2)	June 30 2001	Mar. 31 2001

Net sales	$2,137	2,732	$3,879	$3,463	$4,287	$4,386	$7,404	$9,329
Cost of sales	2,318	1,558	2,454	2,187	2,929	11,105	4,220	5,670
Gross profit (loss)	(181)	1,174	1,425	1,276	1,358	(6,719)	3,184	3,659

Operating expenses:
Selling, general and administrative	1,760	2,092	2,438	2,266	2,360	2,347	2,863	3,294
Research and development	847	1,012	1,049	1,306	1,497	1,459	2,015	2,888
Amortization of intangible assets	—	—	—	—	—	874	879	879
Write-down of impaired intangible assets	—	—	—	—	—	9,298	—	—
Restructuring charge	14	345	(475)	323	—	113	—	2,331

Loss from operations	(2,802)	(2,275)	(1,587)	(2,619)	(2,499)	(20,810)	(2,573)	(5,733)

Other income (expense)	(273)	(264)	(262)	(248)	50	10	37	99

Net loss	$(3,075)	$(2,539)	$(1,849)	$(2,867)	$(2,449)	$(20,880)	$(2,536)	$(5,634)

Net loss per share: (3)

Basic and diluted	$(0.22)	$(0.18)	$(0.13)	$(0.20)	$(0.17)	$(1.48)	$(0.18)	$(0.40)

Weighted average common and common equivalent shares outstanding:

Basic	14,153	14,152	14,115	14,077	14,074	14,062	14,018	13,952
Diluted	14,153	14,152	14,115	14,077	14,074	14,062	14,018	13,952

	Quarter Ended
	Dec. 31 2002	Sept. 28 2002	June 29 2002	Mar. 30 2002	Dec. 31 2001	Sept. 29 2001	June 30 2001	Mar. 31 2001

Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	108.5	57.0	63.3	63.2	68.3	253.2	57.0	60.8
Gross profit (loss)	(8.5)	43.0	36.7	36.8	31.7	(153.2)	43.0	39.2
Operating expenses:
Selling, general and administrative	82.4	76.6	62.9	65.4	55.1	53.5	38.7	35.3
Research and development	39.6	37.0	27.0	37.7	34.9	33.3	27.2	31.0
Amortization of intangible assets	—	—	—	—	—	19.9	11.9	9.4
Write-down of impaired intangible assets	—	—	—	—	—	212.0	—	—
Restructuring charge	0.7	12.6	(12.2)	9.3	—	2.6	—	25.0
Loss from operations	(131.1)	(83.2)	(41.0)	(75.6)	(58.3)	(474.5)	(34.8)	(61.5)
Other income (expense)	(12.8)	(9.7)	(6.8)	(7.2)	1.2	0.2	0.5	1.1
Net loss	(143.9)%	(92.9)%	(47.8)%	(82.8)%	(57.1)%	(474.3)%	(34.3)%	(60.4)%

(1)   Includes a $913,000 inventory revaluation charge included in cost of sales.

(2)   Includes charges totaling $8.1 million to cost of sales, adjusting inventories to lower cost of market.

(3)          The sum of loss per share for the fiscal quarters may differ from annual loss per share due to the required method of computing weighted average number of shares in the respective periods.

Liquidity and Capital Resources

The Company’s consolidated financial statements are prepared and presented on a going concern basis.  At December 31, 2002, the Company had an accumulated deficit of $5.8 million and incurred a net loss of $10.3 million for the year then ended.

At December 31, 2002, we had cash and cash equivalents of $1.6 million, working capital of $2.9 million, total assets of $7.8 million and total liabilities of $13.5 million.  During the first quarter of 2003, we have used a substantial portion of the cash balances.  The restructuring activities that we have undertaken over the last two years, coupled with the transfer of our core manufacturing to Penang, Malaysia, should significantly reduce our product and operating costs.  We expect to continue to expend cash and incur operating losses at least through the first half of 2003, and our ability to generate cash and operating income is dependent on our ability to realize the benefits of our restructuring efforts and continuing to be responsive to the downturn in the semiconductor capital equipment market.  We are managing cash balances and obligations on a day-to-day basis.  We are working with customers to incorporate advance payment structures in their orders to offset the needed investment in inventories to satisfy those orders.  Vendor payment terms have been extended and we are working closely with our vendors to assure the flow of needed materials. We are pursing the sub-letting of our St. Paul, Minnesota operations and will be exiting leases in several other of our facilities pursuant to those lease terms to further lower our operating costs.

On March 7, 2003 and March 26, 2003, pursuant to a private equity placement with a group of accredited investors, we issued a total of 3,166,869 shares of common stock, which resulted in net proceeds to us of approximately $1.2 million.  Stock issuance costs associated with this offering totaled approximately $145,000.  As part of this offering, we also issued warrants to purchase 253,350 shares of common stock that have a term of five years with an exercise price of $0.43 per share.

We estimate that we will need to raise additional capital through debt or equity offerings, or by selling assets of the Company.  We believe that our ability to fund our operations and capital requirements for 2003 and our ability to obtain financing, is dependent on the success of our strip product technology in the currently depressed semiconductor capital equipment market and the realization of the cost benefits associated with our restructuring efforts, coupled with the transfer of our core manufacturing to Penang, Malaysia.  There is no assurance that additional financing, if needed, will be available on terms and conditions acceptable or favorable to us, if at all.  If we are not successful in the realization of additional funding, the benefits of our restructuring efforts, the transfer of our core manufacturing to Penang, Malaysia, and/or further impacts to our net sales as a result of market conditions, our operations will be materially negatively impacted and we will be required to take actions that will harm our business, including potentially ceasing certain or all of our operations.

The net loss was the primary use of cash in 2002.  The net loss and decrease in accounts payable were the primary uses of cash in 2001.  The net loss and increases in accounts receivable and inventories to support increased net sales were the primary uses of cash in 2000.  Cash used in operations was $9.5 million, $10.0 million and $6.8 million in 2002, 2001 and 2000, respectively.

We record provisions for doubtful accounts based on specific identification of our accounts receivable.  As a result of this examination, no provisions were recorded for the year ended December 31, 2002; however, we wrote off approximately $106,000 which we deemed uncollectible.  We recorded a $225,000 and $143,000 provision for doubtful accounts for the years ended December 31, 2001 and December 31, 2000, respectively.

Capital expenditures totaled $0.2 million, $0.3 million and $0.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.  Capital purchases for all periods have been primarily for production and computer equipment and for leasehold improvements.  Cash used in the acquisition of Aseco Corporation was $0.5 million in 2000.  As of December 31, 2002, we had approximately $0.5 million in committed purchase orders outstanding with our vendors.

In December 2001, we issued $10.0 million of 10% Senior Subordinated Convertible Notes due in 2006 to a group of accredited investors.  These Notes are convertible into our common stock at a conversion price equal to $2.60 per share.  The Notes are redeemable by us at any time after January 3, 2004 as long as the market price of our common stock equals or exceeds $3.90 per share.  Proceeds of the Notes, net of debt issuance costs, totaled $9.2 million.  Holders of the Notes have standard registration rights if they convert the Notes to common stock.

Our contractual obligations as of December 31, 2002 are as follows:

	2003	2004	2005	2006	2007	Thereafter
Future rental payments under nocancelable leases	$742,000	$665,000	$519,000	$468,000	$463,000	$154,000

Payments due under long term debt agreements	—	—	—	$10,000,000	—	—

For the year ended December 31, 2002, we issued approximately, 0.1 million shares of common stock through the exercise of employee stock options and our stock purchase plan, which provided approximately $0.2 million in cash to us.  For the year ended December 31, 2001 we issued approximately 0.1 million shares of common stock though the exercise of employee stock options and our stock purchase plan, which provided approximately $0.2 million in cash to us.

We issued approximately 3.3 million shares of common stock in a public offering in 2000, providing $19.7 million of cash, which was used to reduce existing lines of credit totaling $1.8 million, and for general working capital needs.  In 2000, we issued approximately 0.5 million shares of common stock through the exercise of employee stock options and our stock purchase plan, which provided approximately $0.9 million in cash to us.

At December 31, 2002, we had a current ratio of 1.81 and working capital of $2.9 million.  At December 31, 2001 we had cash and cash equivalents of $11.1 million, a current ratio of 2.9 and working capital of $12.9 million.

At December 31, 2001 and 2000, we maintained an unused $1.0 million secured line of credit with a bank.  Interest on the line, at our election, was based on either the bank’s prime rate (as defined) or Eurodollar rate (as defined).  The amount available for borrowing was calculated as a percentage of eligible accounts receivable of Aseco, and borrowings were secured by a certificate of deposit with the bank.  This borrowing facility expired in January 2002.

Our anticipated capital expenditure needs for 2003 are expected to be less than $0.5 million and concentrated in scaling up our Penang manufacturing facility to support the transfer of our core manufacturing operations.

Federal Tax Matters

We paid only nominal federal and state income taxes in the years ended December 31, 2002, 2001 and 2000.  At December 31, 2002, we had federal net operating loss carryforwards for tax reporting purposes of approximately $87.9 million, a portion of which is subject to annual limitation under Section 382 of the Internal Revenue Code.

ITEM 7A .. Quantitative And Qualitative Disclosures About Market Risk

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically had little impact on us.  Inflation has not been a significant factor in our operations in any of the periods presented, and it is not expected to affect operations in the future.  An increase in interest rates would not expose us to market risk in that we have no debt tied to market interest rates.  At December 31, 2002, all of our outstanding long-term debt carried interest at a fixed rate.  There is no material market risk relating to our long-term debt.

Impact of New Accounting Standards

SFAS No. 143 – Accounting for Asset Retirement Obligations.  In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations.  SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees.   SFAS No. 143 is effective for us on January 1, 2003.  We expect that SFAS No. 143 will not have a material effect on our financial position or results of operations.

SFAS No. 144 – Accounting for the Impairment or Disposal of Long-Lived Assets.  In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be

Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion).  SFAS No. 144 also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary.  SFAS No. 144 was effective for us on January 1, 2002 and did not have a material effect on our financial position or results of operations.

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

SFAS No. 146 – Accounting for Costs Associated with Exit or Disposal Activities.  In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 will be effective for exit or disposal activities that are initiated by us after December 31, 2002.  The adoption SFAS No. 146 is not expected to have a material effect on our financial position or results of operations.

FASB Interpretation No. 45 – Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45).  FIN 45 clarifies the requirements for a guarantor’s accounting for and disclosure of certain issued and outstanding guarantees.  The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002.  The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002.  The adoption of FIN 45 did not have a material impact on the Company’s consolidated balance sheet or results of operations.

SFAS No. 148 – Accounting for Stock-Based Compensation – Transition and Disclosure-an Amendment of FASB Statement No. 123.  In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure – an amendment of FASB Statement No. 123. SFAS No. 148, which amends SFAS No. 123, Accounting for Stock-Based Compensation, provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirement of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS 148 did not have a material impact on the Company’s consolidated balance sheet or results of operations.  Management has adopted the disclosure provisions of this standard as of December 31, 2002.

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

Our ability to continue as a “going concern” is uncertain.

Our consolidated financial statement have been prepared on the assumption that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The independent auditor’s report included herein contains an explanatory paragraph that raises substantial doubt about our ability to continue as a going concern.

As of December 31, 2002, we had cash and cash equivalents totaling $1.6 million and have used a substantial portion of the cash balances during the first quarter of 2003.  On March 7, 2003, and on March 26, 2003,  we completed a private equity financing with a group of accredited investors for net proceeds of approximately $1.2 million through the issuance of additional shares of our common stock.

We expect losses and negative cash flows to continue at least through the first half of 2003, which will require us to obtain additional capital or pursue other strategic alternatives.  It is uncertain whether we will be able to obtain a sufficient amount of additional capital, if needed, on acceptable terms, or at all.  Further, if future financing requirements are satisfied through the issuance of equity or debt instruments, shareholders may experience additional dilution in terms of their percentage of ownership of our securities.  In the event that the we are unable to obtain additional capital, our operations will be materially negatively impacted and we will be required to take actions that will harm our business, including potentially ceasing certain or all of our operations.

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

Our business depends heavily upon capital expenditures by semiconductor manufacturers.  The semiconductor industry is highly cyclical, with periods of capacity shortage and periods of excess capacity.  In periods of excess capacity, the industry sharply cuts purchases of capital equipment, such as our products.  Thus, a semiconductor industry downturn or slowdown substantially reduces our revenues and operating results and could hurt our financial condition.  In the fourth quarter of 2000, the semiconductor capital equipment industry went into a severe downturn.  This downturn has intensified and continued throughout 2002, which has adversely impacted our revenues, operating results and financial position over the last two years.  It is not certain when this downturn will end and it could continue well into 2003 and possibly into subsequent years.

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

We acquired an automation software business in June 1999 and introduced our first suite of products to provide an automation solution for the testing portion of semiconductor manufacturing in May 2000.  The sales from these operations make up less than 5% and 6% of net sales for the years ended December 31, 2002 and 2001, respectively.  Our future success is dependent upon being able to successfully market our automation products.  If we are not successful in effectively marketing ourselves as an equipment automation solutions provider to the semiconductor industry, our results of operations and financial condition will suffer.

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

Our ability to introduce and market new products successfully is subject to a wide variety of challenges during this development cycle, such as design defects or changing market requirements that could delay introduction of these systems.  In addition, since our customers are not obligated by long-term contracts to purchase our products, our anticipated product orders may not materialize, or orders that do materialize may be canceled.  As a result, if we do not achieve market acceptance of new products, we may not be able to realize sufficient sales needed to recoup our research and development expenditures.

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

• the time required for us to adjust our operating expenses to respond to changes in sales and market conditions;

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

•  changes in our quarterly operating results for the reasons set out in the previous risk factors for other reasons;

•  changes in our reported financial results based on accounting pronouncements;

•  changes in research analysts’ expectations for us or our industry or failure to meet research analysts’ estimates;
• changes in the general economic conditions or developments in the semiconductor industry which affect investors confidence;

•  announcements by us or our competitors of technological innovations or new or enhanced products and;

•  the potential impact on the liquidity of our securities due to the de-listing action from the Nasdaq SmallCap Market.

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

• The possible adverse impact of economic or political changes in the market we serve.

• Our inability to obtain financing to fund continuing operations.

Fluctuations or decreases in the trading price of our common stock may adversely affect the ability to trade our shares.  In addition, these fluctuations could adversely affect our ability to raise capital through future equity financing.

ITEM 8.  Consolidated Financial Statements and Supplementary Data

See Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2002.  The financial information by quarter is included in Item 7 of this Annual Report on Form 10-K.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting  and Financial Disclosure

This item is not applicable.

PART III

ITEM 10.  Directors and Executive Officers of the Registrant

The information required by this item concerning directors and executive officers is incorporated by reference from the Proxy Statement to be filed no later than 120 days following our December 31, 2002 year end.

ITEM 11.  Executive Compensation

The information required under this item is hereby incorporated by reference from the Proxy Statement.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is hereby incorporated by reference from the Proxy Statement.

ITEM 13.  Certain Relationships and Related Transactions

The information required under this item is hereby incorporated by reference from the Proxy Statement.

ITEM 14.  Controls and Procedures

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

ITEM 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)3. Exhibits

3A.	Bylaws of MCT. (7)
3B.	Articles of Incorporation of MCT. (7)
3C.	Articles of Amendment dated March 14, 2002 (11).
4.	Specimen Certificate of Common stock. (1)
10A.	Form of Non-Competition Agreement between MCT and certain senior executive officers. (1)
10B.	Stock Purchase Agreement and Commission Agreement between MCT and Cardine & Levy, dated September 25, 1995. (3)
10C.	Employment Agreement with Roger E. Gower dated March 28, 1995. (2)
10D.	Employment Agreement with Dennis L. Nelson dated May 30, 1996. (5)
10E	Offer Letter to Thomas P. Maun dated July 15, 2002. (filed herewith)
10F.	Stock Option Plan for Outside Directors as amended through April 10, 2001. (10)
10G.	Incentive Stock Option Plan as amended through April 10, 2001. (10)
10H.	Former Aseco Corp. 1986 Incentive Stock Option Plan. (9)
10I.	Former Aseco Corp. 1993 Omnibus Stock Plan. (9)
10J.	Former Aseco Corp. 1993 Non-Employee Director Stock Option Plan. (9)
10K.	Lease for MCT’s corporate headquarters dated October 16, 1996. (6)
10L.	Lease for space in Marlborough, Massachusetts dated April 13, 1993. (8)
10M.	Employee Stock Purchase Plan. (4)
10U.	Warrant Purchase Agreement dated July 11, 1992. (1)
10V.	Second Common Stock Warrant Purchase Agreement dated August 10, 1993. (1)
10W.	Form of 10% Senior Subordinated Convertible Note. (11)
21.	Revised Listing of Subsidiaries of Micro Component Technology, Inc. (11)
23.	Consent of Deloitte & Touche LLP. (filed herewith)
99.1	Certification of Chief Executive Officer (filed herewith)
99.2	Certification of Chief Financial Officer (filed herewith)

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

(8)                                Incorporated by reference to the Registration Statement on Form S-1, as amended, filed by Aseco Corporation on January 29, 1993, SEC File No. 33-57644.

(9)                                Incorporated by reference to the exhibits to the Registration Statement on Form S-8 filed by MCT on January 31, 2000, SEC File No. 333-95765.

(10)                            Incorporated by reference to the definitive proxy materials for the 2001 Annual Stockholders Meeting, filed April 30, 2001.

(11)                            Incorporated by reference to the report on Form 10-K filed by MCT for the period ended December 31, 2001, SEC File No. 0-22384.

(b)           Reports on Form 8-K

There was no Form 8-K filed during the quarter ended December 31, 2002.

MICRO COMPONENT TECHNOLOGY, INC.

INDEPENDENT AUDITORS’ REPORT

To the Stockholders and Board of Directors of

Micro Component Technology, Inc.

We have audited the accompanying consolidated balance sheets of Micro Component Technology, Inc. and subsidiaries (the Company) as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders’ (deficit) equity and cash flows for the years ended December 31, 2002, 2001, and 2000.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material aspects, the financial position of the Company at December 31, 2002, and 2001, and the results of its operations and its cash flows for the years ended December 31, 2002, 2001, and 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations and stockholders’ deficit raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note. 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
February 17, 2003
(March 26, 2003 as to Note 12)

MICRO COMPONENT TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$1,560	$11,086
Accounts receivable, less allowance for doubtful accounts of $319 and $425, respectively	786	3,136
Inventories	3,850	5,084
Other	212	254
Total current assets	6,408	19,560

Property, plant and equipment, net	605	878
Debt issuance costs, net	665	832
Other assets	75	71

Total assets	$7,753	$21,341

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Current portion of long-term debt	$29	$42
Current portion of accrued restructuring costs	194	678
Accounts payable	1,010	1,536
Accrued compensation	419	661
Accrued interest	500	19
Accrued warranty	200	400
Customer prepayments and unearned service revenue	300	688
Deferred revenue in excess of costs incurred	48	1,133
Other accrued liabilities	847	1,496
Total current liabilities	3,547	6,653

Long-term debt	—	33
Long-term portion of accrued restructuring costs	—	278
10% senior subordinated convertible debt	10,000	10,000

Commitments and contingencies (Note 8)

Stockholders’ (deficit) equity:
Preferred stock, $.01 par value, 1,000,000 authorized, none issued and outstanding
Common stock, $.01 par value, 40,000,000 authorized 14,152,520 and 14,074,365 issued, respectively	142	141
Additional paid-in capital	88,302	88,144
Cumulative other comprehensive loss	(69)	(69)
Accumulated deficit	(94,169)	(83,839)
Total stockholders’ (deficit) equity	(5,794)	4,377

Total liabilities and stockholders’ (deficit) equity	$7,753	$21,341

See Notes to Consolidated Financial Statements.

MICRO COMPONENT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended
	December 31, 2002	December 31, 2001	December 31, 2000
Net sales	$12,211	$25,406	$49,902
Cost of sales:
Product	7,604	15,832	26,905
Inventory revaluation	913	8,092	3,979
Total cost of sales	8,517	23,924	30,884
Gross profit	3,694	1,482	19,018

Operating expenses:
Selling, general, and administrative	8,556	10,864	16,177
Research and development	4,214	7,859	9,271
Amortization of intangible assets	—	2,632	4,308
Write-down of impaired intangible assets	—	9,298	3,405
Restructuring charge	207	2,444	—
Total operating expenses	12,977	33,097	33,161

Loss from operations	(9,283)	(31,615)	(14,143)

Other income (expense):
Interest income	102	227	356
Interest expense	(1,175)	(26)	(330)
Other expense	26	(5)	(72)

Loss before income taxes	(10,330)	(31,419)	(14,189)
Income tax provision	—	—	—

Loss before cumulative effect of change in accounting principle	(10,330)	(31,419)	(14,189)

Cumulative effect of change in accounting principle	—	—	(1,264)

Net loss	$(10,330)	$(31,419)	$(15,453)

Net loss per share before cumulative adjustment:
Basic and diluted	$(0.73)	$(2.24)	$(1.23)

Cumulative adjustment	$—	$—	$(0.11)

Net loss per share:
Basic and diluted	$(0.73)	$(2.24)	$(1.34)

Weighted average common and common equivalent shares outstanding:
Basic	14,125	14,027	11,531
Diluted	14,125	14,027	11,531

See Notes to Consolidated Financial Statements.

MICRO COMPONENT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(in thousands, except share data)

	Common Stock			Comprehensive Loss	Accumulated Deficit	Cumulative Other Comprehensive Loss
	Shares	Par Value	Additional Paid-in Capital

Balance at December 31, 1999	7,540,647	$75	$44,217		$(36,967)	$(69)

Net loss				$(15,453)	(15,453)
Shares issued on exercise of options, net	494,514	5	814
Shares issued for acquisition	2,578,366	26	23,174
Proceeds from issuance of stock, net	3,290,000	33	19,615
Shares issued through employee stock purchase plan	46,447	—	122
Comprehensive loss				$(15,453)

Balance at December 31, 2000	13,949,974	$139	$87,942		$(52,420)	$(69)

Net loss				$(31,419)	(31,419)
Shares issued on exercise of options, net	87,510	1	96
Shares issued through employee stock purchase plan	36,881	1	106
Comprehensive loss				$(31,419)

Balance at December 31, 2001	14,074,365	$141	$88,144		$(83,839)	$(69)

Net loss				$(10,330)	(10,330)
Shares issued on exercise of options, net	49,176	1	81
Shares issued through employee stock purchase plan	28,979	—	77
Comprehensive loss				$(10,330)

Balance at December 31, 2002	14,152,520	$142	$88,302		$(94,169)	$(69)

See Notes to Consolidated Financial Statements.

MICRO COMPONENT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 31, 2002	December 31, 2001	December 31, 2000
Cash flows from operating activities:
Net loss	$(10,330)	$(31,419)	$(15,453)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	403	734	883
Amortization	167	2,632	4,308
Write-down of impaired intangible assets	—	9,298	3,405
Inventory revaluation	913	8,092	3,979
Other, net	—	(41)	(19)
Loss on disposal on property	17	—	—
Changes in operating assets and liabilities:
Accounts receivable	2,350	8,769	(3,495)
Inventories	321	242	(7,843)
Other assets	39	116	365
Accounts payable	(526)	(5,420)	2,747
Accrued restructuring costs	(762)	996	—
Other accrued liabilities	(2,084)	(4,010)	4,322
Net cash used in operating activities	(9,492)	(10,011)	(6,801)

Cash flows from investing activities:
Additions to property, plant and equipment	(184)	(325)	(466)
Proceeds from disposition of property	37	—	—
Payment for acquisition, net of cash acquired	—	—	(473)
Net cash used in investing activities	(147)	(325)	(939)

Cash flows from financing activities:
Increase in long-term debt	—	41	—
Payments on long-term debt	(46)	(34)	(53)
Proceeds from issuance of senior subordinated convertible debt, net of debt issuance costs	—	9,164	—
Reduction in working line of credit	—	—	(1,794)
Proceeds from issuance of stock	159	204	20,589
Net cash provided by financing activities	113	9,375	18,742

Net increase (decrease) in cash and cash equivalents	(9,526)	(961)	11,002

Cash and cash equivalents at beginning of period	11,086	12,047	1,045

Cash and cash equivalents at end of period	$1,560	$11,086	$12,047

Supplemental disclosure:
Non-cash investing and financing activities:
Equipment acquired by capital lease	$—	$41	$14
Stock issued for the acquisition of Aseco Corporation	—	—	22,500
Cash paid for interest	$527	$210	$354

See Notes to Consolidated Financial Statements.

MICRO COMPONENT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Business

We design, manufacture, market and service automated test handling equipment for the semiconductor industry.  Our handlers are designed to handle most semiconductor or integrated circuit device packages currently in production.  We operate in one business segment in three geographic locations.

A network of offices and representatives supports our customers across North America, Europe and Asia.  Our company was formed in 1972 and is headquartered in St. Paul, Minnesota.

Basis of Presentation

The consolidated financial statements include the accounts of the parent company and our subsidiaries after elimination of all significant intercompany balances and transactions.  All significant subsidiaries are 100% owned.

Our consolidated financial statements have been prepared on the assumption that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The independent auditor’s report included herein contains an explanatory paragraph that raises substantial doubt about our ability to continue as a going concern.   The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As of December 31, 2002, we had cash and cash equivalents of $1.6 million, working capital of $2.9 million, assets totaling $7.8 million, liabilities totaling $13.5 million and incurred losses from continuing operations of $10.3 million for the year then ended.  We expect to continue to expend cash and incur operating losses at these net sales levels at least though the first half of 2003 and our ability to generate cash and operating income is dependent on the realization of our restructuring efforts, the successful transfer of our core manufacturing to Penang, Malaysia and our responsiveness to further negative impacts due to the downturn in the semiconductor capital equipment market.  We are pursing the sub-letting of our St. Paul, Minnesota operations and will be exiting leases in several other of our facilities pursuant to those lease terms to further lower our operating costs.

As discussed in Note 12, in March 2003, we completed a private equity placement of our common stock, which resulted in net proceeds to us of $1.2 million.  We estimate that we will need to raise additional capital through debt or equity offerings, selling assets or accelerating available cash through the factoring of our receivables. We are actively pursing these activities; however, there is no assurance that additional financing will be available on terms and conditions acceptable or favorable to us, if at all.  If we are unsuccessful in obtaining sufficient financing, our operations will be materially negatively impacted and we will be required to take actions that will harm our business, including potentially ceasing certain or all of our operations.

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

Under SAB 101, our revenue policy was changed. Revenue is recognized upon shipment, as our terms are FOB shipping point, for established products that have previously satisfied existing customer performance specifications and that provide for full payment tied to shipment.  Revenue for products that have not previously satisfied customer performance specifications or from sales where all or a portion of customer payment is based upon acceptance are only recognized upon customer acceptance.  The related inventory costs are offset against the deferred revenue and reported as “deferred revenue in excess of costs incurred” in the consolidated balance sheet.  Product warranty and installation costs are accrued in the period sales are recognized.  Installation services are considered to be perfunctory as defined under SAB 101 and average less than 5% of the contract price.  Revenue related to spare parts is recognized upon shipment.  Revenue related to maintenance and service contracts are deferred and amortized to earnings on a straight-line basis over the life of the service contract.  Custom integration software revenue is recognized on a project basis with milestone acceptance provisions.

Research and Development Expenses

Research and development expenses for new product development are charged to expense as incurred.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with original maturities of 90 days or less to be cash equivalents.

Inventories

Inventories are stated at the lower of cost or market.  Cost is determined by the first-in, first-out (“FIFO”) method.  Provision to reduce inventories to the lower of cost or market is made based on a review of excess and obsolete inventories, estimates of future sales, examination of historical consumption rates and the related value of component parts.

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

Foreign Currency Translation

Assets and liabilities of the foreign subsidiary are translated to U.S. dollars at year-end rates, and the statements of operations are translated at average exchange rates during the year.  Translation adjustments arising from the translation of the foreign affiliates’ net assets into U.S. dollars were recorded in cumulative other comprehensive income until 1999.  During 1999, the foreign subsidiary’s functional currency changed to the U.S. dollar due principally to a significant shift in the amount of activity denominated in U.S. dollars versus the local currency.  All translation adjustments are now recorded in the consolidated statements of operations.

Reclassifications

Certain reclassifications have been made to prior years’ consolidated financial statements in order to conform to the 2002 presentation. Such reclassifications had no effect on total shareholders’ (deficit) equity, net loss, or loss per share as previously reported.

New Accounting Standards

SFAS No. 143 – Accounting for Asset Retirement Obligations.  In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations.  SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees.  SFAS No. 143 is effective for us on January 1, 2003.  We expect that SFAS No. 143 will not have a material effect on our financial position or results of operations.

SFAS  No. 144 – Accounting for the Impairment or Disposal of Long-Lived Assets.  In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently

Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion).  SFAS No. 144 also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary.  SFAS No. 144 was effective for us on January 1, 2002 and did not have a material effect on our financial position or results of operations.

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

SFAS No. 146 – Accounting for Costs Associated with Exit or Disposal Activities.  In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 will be effective for exit or disposal activities that are initiated by us after December 31, 2002. The adoption SFAS No. 146 is not expected to have a material effect on our financial position or results of operations.

FASB Interpretation No. 45 – Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45).  FIN 45 clarifies the requirements for a guarantor’s accounting for and disclosure of certain issued and outstanding guarantees.  The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002.  The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002.  The adoption of FIN 45 did not have a material impact on the Company’s consolidated balance sheet or results of operations.

SFAS No. 148 – Accounting for Stock-Based Compensation – Transition and Disclosures – an amendment to FASB No. 123.  In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment to FASB No. 123. SFAS No. 148, which amends SFAS No. 123, Accounting for Stock-Based Compensation, provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirement of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a material impact on the Company’s consolidated balance sheet or results of operations. Management has adopted the disclosure provisions of this standard as of December 31, 2002.

NOTE 2  – CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

In December 1999, the Securities and Exchange Commission staff issued SAB 101, which, among other things, establishes the SEC’s staff’s interpretation that if uncertainty exists about customer acceptance of a product, revenue should not be recognized until acceptance occurs.  In SAB 101, the SEC staff stated that customer acceptance provisions may be included in a contract to enforce a customer’s right to (1) test the delivered product, (2) require the seller to perform additional services subsequent to delivery of an initial product or performance of an initial service, such as a seller is required to install or activate delivered equipment, or (3) identify other work necessary to be done before accepting the product.  The SEC presumes that such contractual customer acceptance provisions are substantive, bargained-for terms of an arrangement.  Accordingly, when such contractual customer acceptance provisions exist, the SEC generally believes that the seller should not recognize revenue until customer acceptance occurs or the acceptance provisions lapse.

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

NOTE 3 - LOSS PER SHARE

Loss per share is computed in accordance with SFAS No. 128, Earnings Per Share.  Basic loss per share is computed using the weighted average number of common shares outstanding during each period.  Diluted earnings per share include the dilutive effect of common shares potentially issuable upon the exercise of stock options, warrants outstanding and the conversion of convertible debt.  The following table reconciles the denominators used in computing basic and diluted loss per share for the periods reported (in thousands):

	Years Ended
	December 31, 2002(1)	December 31, 2001(1)	December 31, 2000(1)

Weighted average common shares outstanding	14,125	14,027	11,531
Effect of dilutive stock options and warrants	—	—	—
Effect of convertible debt	—	—	—
	14,125	14,027	11,531

(1)          We reported a loss for the period.  No adjustment was made for the effect of stock options, warrants or convertible debt as the effect was anti-dilutive.  Stock options and warrants outstanding totaled 2,688,751 shares at December 31, 2002, 2,349,915 shares at December 31, 2001 and 2,157,598 shares at December 31, 2000.

NOTE 4 - RESTRUCTURING CHARGES

2002 Restructuring Charges

In 2002, in response to the continued and prolonged downturn in the semiconductor capital equipment industry, we took the following actions:

During the first quarter, we reduced our workforce across all functional areas by approximately 25% at the time, resulting in a restructuring charge of $323,000.  This charge reflected severance and other benefits costs associated with this reduction.  This workforce reduction affected an additional 44 employees, principally in the areas of manufacturing, sales and marketing and engineering.

During the second quarter, we further reduced our workforce by 7% at the time, resulting in a restructuring charge of $199,000.  This charge reflected severance and other benefit costs associated with the reduction, which affected 9 employees across all functional areas.  We also completed a lease settlement agreement related to our Marlborough, Massachusetts’ facility.  This agreement required us to pay $450,000 or approximately 35% of the outstanding lease obligation, which was to run through April 2003.  As of December 31, 2002, the full amount of this settlement has been paid. The settlement of this lease resulted in a $674,000 benefit.

During the third quarter, as a result of the on going transfer of our core manufacturing operations to our Penang, Malaysia facility, we incurred a restructuring charge of $345,000, representing severance and other benefit costs associated with further reductions to our workforce.  This reduction was implemented in the third and fourth quarters of 2002 and affected a total of 38 employees or 30% of our workforce at the time, across all functional areas.

During the fourth quarter, we further reduced our workforce, resulting in a restructuring charge of $14,000.  This charge reflected severance and other benefit costs associated with the reduction, which affected 9 employees or 8% of our workforce at the time, principally in the area of sales and marketing.

2001 Restructuring Charges

In 2001, in response to the continued and prolonged downturn in the semiconductor capital equipment industry, we took the following actions:

During the first quarter, we announced plans to consolidate the manufacturing and operation functions performed in our Marlborough, Massachusetts facility to our St. Paul, Minnesota facility, resulting in reductions in staffing levels, as well as other reduction initiatives which resulted in a restructuring charge in the first quarter of 2001.  This plan was later adjusted to transfer the manufacturing functions to our Penang, Malaysia facility.

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

The following table summarizes these charges related to workforce and manufacturing cost reductions (in thousands):

	Employee Separation Costs	Idle Facility Costs	Total

Accrued restructuring costs at December 31, 2001	$66	$890	$956

Restructuring charge for the quarter ended March 30, 2002	323	—	323

Utilization for the quarter ended March 30, 2002	(272)	(167)	(439)

Restructuring charge (recovery) for the quarter ended June 29, 2002	199	(674)	(475)

Utilization for the quarter ended June 29, 2002	(126)	(49)	(175)

Restructuring charge for the quarter ended September 28, 2002	345	—	345

Utilization for the quarter ended September 28, 2002	(119)	—	(119)

Restructuring charge for the quarter ended December 31, 2002	14	—	14

Utilization for the quarter ended December 31, 2002	(236)	—	(236)

Accrued restructuring costs at December 31, 2002	$194	$—	$194

NOTE 5 – BALANCE SHEET INFORMATION

The allowance for doubtful accounts receivable was as follows (in thousands):

	December 31, 2002	December 31, 2001

Beginning balance	$425	$200
Provisions	—	225
Write offs	(106)	—
Ending balance	$319	$425

Provisions are charged to selling, general and administrative expense.

Major components of inventories were as follows (in thousands):

	December 31, 2002	December 31, 2001

Raw materials	$2,541	$3,602
Work-in-process	778	825
Finished goods	531	657
	$3,850	$5,084

In accordance with generally accepted accounting principles, we value our inventories at the lower of cost or market.  In the fourth quarter of 2002, we recorded a charge of $913,000 for excess inventory related to our older singulated technologies resulting from the continued downturn in the semiconductor capital equipment market.  This charge is included in costs of sales in the fourth quarter of 2002 and the year ended December 31, 2002.  In the third quarter of 2001, we recorded a charge of $8.1 million for excess and obsolete inventory.  Approximately $1.9 million of this charge represented discontinued products and approximately $0.6 million represented obsolete components resulting from a shift in product focus.  The remaining charge of approximately $5.6 million related to excess inventory, principally in our older singulated products, due to the protracted downturn in the semiconductor capital equipment industry and our change in product strategy. In the fourth quarter of 2000, we recorded a charge of $4.0 million for excess inventory due to the initial downturn in the market.  These provisions for excess inventory resulted from the significant decrease in forecasted demand and consumption rates associated with the market downturn and were calculated in accordance with our policy, which considers, among other factors, technological obsolescence, historical consumptions and expected demand levels.  These amounts are included in cost of sales for the third quarter of 2001 and the year ended December 31, 2001, and the fourth quarter of 2000 and the year ended December 31, 2000.  All inventory that has been designated obsolete is physically disposed of.

Property, plant and equipment were as follows (in thousands):

	December 31, 2002	December 31, 2001

Leasehold improvements	$473	$553
Machinery and equipment	3,293	3,076
Furniture and fixtures	600	2,210
	4,366	5,839
Less accumulated depreciation	(3,761)	(4,961)
	$605	$878

For the year ended December 31, 2002,  we wrote off approximatly $1.7 million in fully depreciated assets that are no longer utilized in the business.

Intangible assets and goodwill were as follows: (in thousands):

	December 31, 2002 (2)	December 31, 2001(2)	Estimated Useful Life

Intellectual property	$42	$42	24 months
Customer lists	333	333	60 months
Established work force	1,019	1,019	24 months
Developed products (1)	1,125	1,125	36 months
Core products (1)	1,667	1,667	60 months
Goodwill	2,760	2,760	60 months
	6,946	6,946
Less accumulated amortization	(6,946)	(6,946)
	$—	$—

(1)          Original assignment of values was based on the specific products assigned to each product group and discounting the forecasted net future cash flows of those products.

(2)  Due to the deep and protracted downturn in the semiconductor capital equipment industry, in 2001we shifted product strategy and focused our resources on profit contribution in high growth markets.  These high contribution markets directly relate to the company’s new strip testing technology and suite of automated equipment solutions.  We will continue to market and manufacture certain of our older singulated products; however, the financial contribution of these products will continue to represent a lower percentage of our overall results.  In accordance with generally accepted accounting principles, we evaluate our carrying values of long-lived assets (purchased intangibles) and goodwill based on the analysis by which the carrying values exceed the present value of the estimated future cash flows for purchased intangible assets and goodwill.  Therefore, as a result of the significant industry downturn, which began in the fourth quarter of 2000 and continued through 2001, we reduced the carrying value of the purchased intangible assets and goodwill as follows:

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

We provide a standard thirteen month warranty program for our equipment products. We record provisions for warranty claims for these products based upon historical claim performance.  The following table provides the expense recorded and charges against our reserves for the year ended December 31, 2002.

Accrued warranty balance at December 31, 2001	$400

Provision	30

Warranty claims	(231)

Accrued warranty balance at December 31, 2002	$200

NOTE 6 - LONG-TERM DEBT

Long-term debt and financing obligations were as follows (in thousands):

	December 31, 2002	December 31, 2001

Equipment and software lease agreements	$29	$75
Less current obligations	(29)	(42)
Total long-term debt	$—	$33

10% senior subordinated convertible notes	$10,000	$10,000

In December 2001, we issued $10.0 million of 10% Senior Subordinated Convertible Notes due in 2006 to a group of accredited investors.  These Notes are convertible into our common stock at a conversion price equal to $2.60 per share.  The Notes are redeemable by us at any time after January 3, 2004 as long as the market price of our common stock equals or exceeds $3.90 per share.  Proceeds from the Notes, net of debt issuance costs, totaled $9.2 million.  Holders of the Notes have standard registration rights if they convert the Notes to common stock.  The Note Purchase Agreement between us and the holders of the Notes contains certain affirmative and negative covenants.  Among other things, these covenants prohibit us from paying dividends to our shareholders or incurring more than $5.0 million of indebtedness that is senior to, or ranks the same as the Notes.  The covenants also require us to comply with applicable laws and regulations, maintain a market for our common stock, and provide the Note holders with copies of our SEC reports and certain other information. There are no financial covenants related to these Notes.

We have manufacturing, phone and software equipment lease agreements utilized in several of our facilities.  Capitalized lease amounts included in property, plant and equipment at December 31, 2002 and 2001 were $123,000 and $137,000, respectively, with accumulated depreciation of $70,000 and $49,000 for the same periods, respectively.

Payments due under debt obligations at December 31, 2002 are as follows: 2003 - $29,000; 2004 - $0; 2005 - $0; 2006 - $10.0 million and thereafter $0.

NOTE 7 - INCOME TAXES

The Company incurred losses for the years ended December 31, 2002, 2001, and 2000, respectively, and recorded no provision for income taxes.

The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense recorded in the consolidated financial statements was as follows:

	Years Ended December 31,
	2002	2001	2000

Tax (benefit) at statutory rate	(35.0)%	(35.0)%	(35.0)%
Effect of graduated tax rates	1.0	1.0	1.0
State taxes	—	—	—
Nondeductible item – goodwill	—	13.0	17.0
Adjustment for valuation allowance	34.0	21.0	17.0
	0.0%	0.0%	0.0%

As of December 31, 2002, we had federal net operating loss (NOL) carryforwards totaling approximately $87.9 million and tax credit carryforwards of approximately $121,000 which can be used to reduce future taxable income.  Such tax loss and tax credit carryforwards begin to expire in 2004.  Changes in the ownership of the Company have placed limitations on the annual usage of these NOLs.  Future changes in ownership may place additional limitations on these losses.

We have recorded a total valuation allowance on deferred tax assets due to uncertainity of their ultimate realization as follows:

	December 31, 2002	December 31, 2001

Net operating loss carryfowards	$32,339	$26,841
Inventories	3,790	6,187
Accrued expenses	282	1,041
Deferred profit	20	901
Other	568	703
Valuation allowance	(36,999)	(35,673)
	$—	$—

NOTE 8 – COMMITMENTS AND CONTINGENCIES

We lease certain facilities and equipment under various operating leases.  Effective April 1997, we entered into an operating lease agreement and relocated our headquarters to a new facility in St. Paul, Minnesota, coinciding with the expiration of the operating lease at our previous headquarters facility.  Under the terms of the new agreement, which extends through April 2007, we are responsible for base rent and all operating expenses associated with the portion of the facility that we occupy.  The agreement provides us with a one-time option to cancel the lease after seven years, at which time we would only be responsible for certain unamortized build-out costs incurred by the landlord.  In May 2000, we notified our landlord of our intent to exercise our one-time option to lease the remaining additional 11,000 square feet within the same building, beginning twelve to twenty-four months later, at a date to be mutually determined.

Total rent expense charged to operations, primarily for facilities and equipment, was $864,000, $826,000 and $1,376,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

The future minimum rental payments at December 31, 2002, due under noncancelable operating leases, are as follows: 2003 - $742,000; 2004 - $665,000; 2005 - $519,000; 2006 - $468,000; 2007 - $463,000; thereafter -$154,000.

We have an employment agreement with our Chief Executive Officer that may be terminated upon 60 days written notice by either party.  If we terminate the agreement, we shall continue to pay his salary in effect at date of termination for 12 months thereafter.  We also have an agreement with one other officer that provides for severance pay and other remuneration if his employment is terminated without cause or if he should resign following a change of control.  We also have an agreement with another executive officer that provides for severance pay and other remuneration if his employment is terminated or duties significantly diminished as a result of a change of control.

NOTE 9 – STOCK OPTION AND BONUS PLANS AND WARRANTS TO PURCHASE COMMON STOCK

In May 1995 and August 1995, our Board of Directors amended the April 1993 Incentive Stock Option Plan, (the Plan) for key employees and reserved an additional 500,000 shares and 250,000 shares, respectively, for a total of 1,250,000 shares of common stock for issuance under the Plan at fair market value at the date of grant.  In September 1999, our Board of Directors reserved an additional 1,050,000 shares for a total of 2,300,000 shares of common stock for issuance under the Plan at fair market at the date of grant.  In April 2001, our Board of Directors reserved an additional 300,000 shares for a total of 2,600,000 shares of common stock for issuance under the Plan at fair market at the date of grant.  The shareholders have approved all of these amendments.  The options expire five to ten years from the date of grant and generally vest over a two-year or four-year period.  If an individual ceases employment, he/she has one month to exercise vested options granted prior to June 8, 1994 or 90 days for vested options granted on or after June 8, 1994.  Options granted in excess of the $100,000 annual IRS limitations become non-qualified.

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

On January 31, 2000, we converted 594,744 Aseco options into our option plan pursuant to the merger agreement (see Note 11).

We have also reserved a total of 3,846,153 shares of common stock for issuance upon conversion of the Notes described in Note 6.

We have also reserved 150,000 shares of common stock for the grant of non-qualified stock options for outside directors, consultants, advisors and employees.

Shares subject to options under these were as follows:

Options	Shares	Exercise Price Range	Weighted Average Exercise Price Per Share

Outstanding at December 31, 1999	1,452,009	$1.00 to $7.50	$2.30

Granted	694,500	$6.06 to $11.25	$7.14
Aseco converted options	594,774	$1.18 to $8.00	$1.54
Exercised	(494,514)	$1.12 to $8.00	$1.66
Expired	(89,171)	$1.18 to $9.00	$5.29

Outstanding at December 31, 2000	2,157,598	$1.00 to $11.25	$3.66

Granted	432,500	$2.55 to $3.38	$2.93
Exercised	(87,510)	$1.00 to $1.94	$1.20
Expired	(152,673)	$1.13 to $11.25	$6.04

Outstanding at December 31, 2001	2,349,915	$1.00 to $11.25	$3.44

Granted	633,109	$0.69 to $3.55	$2.07
Exercised	(49,176)	$1.00 to $2.62	$1.66
Expired	(245,097)	$1.94 to $11.25	$4.98

Outstanding at December 31, 2002	2,688,751	$0.69 to $11.25	$3.01

Exercisable at December 31, 2002	1,648,376	$1.00 to $11.25	$2.96

Options outstanding at December 31, 2002 had exercise prices ranging from $0.69 to $11.25 per share as summarized in the following table:

Range of Exercise Prices	Number Outstanding at Dec. 31, 2002	Weighted Average Remaining Life	Weighted Average Exercise Price Per Share	Number Exercisable at Dec. 31, 2002

$0.69 to $1.56	721,892	4.0 years	$1.09	506,892
$1.84 to $2.95	934,359	6.0 years	$2.29	571,234
$3.19 to $4.30	541,750	7.5 years	$3.50	275,500
$5.44 to $7.75	460,750	8.0 years	$6.51	274,750
$9.25 to $11.25	30,000	8.0 years	$9.92	20,000
$0.69 to $11.25	2,688,751	6.0 years	$3.01	1,648,376

At December 31, 2002 and 2001, 220,516 shares and 621,250 shares, respectively, were available for future grants under the terms of these plans.

In February 1996, the Board of Directors adopted the Employee Stock Purchase Plan and reserved 300,000 shares of common stock for issuance under the Plan.  Eligible employees can elect under the Plan to contribute between two percent and ten percent of their base pay each plan year (June 1 - May 31) to purchase shares of common stock at a price per share equal to 85 percent of market value on the first day of the plan year or the last day of the plan year, whichever is lower.  Employee contributions are deducted from their regular salary or wages.  The maximum number of shares that can be purchased by an employee in any plan year is 1,000 shares.  For the year ended December 31, 2002, 28,551 shares were issued under the plan at prices ranging from $2.59 to $2.68 at a weighted average price of $2.68.  For the year ended December 31, 2001, 36,881 shares were issued under the plan at prices ranging from $2.50 to $2.91, at a weighted average price of $2.89.  During the year ended December 31, 2000, 46,447 shares were issued under the plan at prices ranging from $1.90 to $4.83, at a weighted average price of $2.63.  Approximately 130,900 shares remain reserved for future issuances.

As permitted by SFAS No. 148 and SFAS No. 123, we have elected to continue following the guidance of APB Opinion No. 25 for measurement and recognition of stock-based transactions with employees.  Because stock options have been granted at exercise prices at least equal to the fair market value of the stock at the grant date, no compensation cost has been recognized for stock options issued to employees under the stock option plans.  If compensation cost for our stock option and employee stock purchase plans had been determined based on the fair value at the grant dates, consistent with the method provided in SFAS No. 148 and SFAS No. 123, our net loss and net loss per share would have been as follows:

	Years Ended
	Dec. 31 2002	Dec 31 2001	Dec. 31 2000
Net loss, in thousands:
As reported	$(10,330)	$(31,419)	$(15,453)
Fair value compensation expense	(1,147)	(1,240)	(1,287)
Pro forma	$(11,477)	$(32,659)	$(16,740)

Net loss per share – basic:
As reported	$(0.73)	$(2.24)	$(1.34)
Fair value compensation expense	(0.08)	(0.09)	(0.11)
Pro forma	$(0.81)	$(2.33)	$(1.45)

Net loss per share – diluted:
As reported	$(0.73)	$(2.24)	$(1.34)
Fair value compensation expense	(0.08)	(0.09)	(0.11)
Pro forma	$(0.81)	$(2.33)	$(1.45)

The fair value of options granted under the stock option and employee stock purchase plans for the years ended December 31, 2002, 2001, and 2000 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions and results:

	Years Ended
	Dec. 31, 2002	Dec. 31, 2001	Dec. 31, 2000

Dividend yield	0.00%	0.00%	0.00%
Expected volatility	88.17%	102.51%	107.02%
Risk-free interest rate	3.87%	4.62%	6.31%
Expected life of options	3.5 years	3.5 years	3.5 years
Fair value per share of options granted	$1.28	$1.94	$5.98

NOTE 10 – SEGMENT, GEOGRAPHIC, CUSTOMER INFORMATION AND CONCENTRATION OF CREDIT RISK

We operate in one industry segment supplying automated equipment test handlers to the semiconductor industry.  Net sales to customers located in the three geographic regions in which we operate are summarized as follows (in thousands):

	Years Ended
	Dec. 31, 2002	Dec. 31, 2001	Dec. 31, 2000

United States	$3,538	$11,628	$22,123
Asia	7,527	12,080	26,382
Europe	1,146	1,698	1,397
	$12,211	$25,406	$49,902

We do not hold a material amount of long-lived assets outside of the United States.

During the year ended December 31, 2002, our top ten customers accounted for approximately 77% of net sales with three customers accounting for approximately 40% of net sales and one customer accounting for approximately 16% of net sales and another customer accounted for approximately 15% of our net sales.  During the year ended December 31, 2001, three customers accounted for approximately 41% of net sales.  During the year ended December 31, 2000, one customer accounted for approximately 14% of net sales.

NOTE 11 – ACQUISITION

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

The acquisition was accounted for using the purchase method of accounting.  The results of operations of Aseco are included in our consolidated financial statements beginning January 31, 2000.  The purchase price was allocated based on the estimated fair values of net assets acquired at the date of acquisition.  The excess of purchase price over net assets acquired, amounting to $9.7 million, was allocated to goodwill, and was being amortized using a straight-line method over the estimated useful life of five years.  Other intangible assets, including established workforce, customer list, and core and developed technology, totaling $9.9 million, were being amortized using the straight-line method over the estimated useful lives of two to five years.

As a result of the industry downturn in the fourth quarter of 2000, we reduced the carrying values of goodwill by $2.5 million and purchased intangible assets by $0.9 million, due to impairment of these assets in the fourth quarter of 2000.  In the third quarter of 2001, due to the continuing industry downturn and a shift in product strategy from singulated products to strip testing, we reduced the remaining carrying values of goodwill and purchased intangible assets by $4.4 million and $4.9 million, respectively.  This impairment charge reduced all amounts of goodwill and purchased intangible assets associated with the Aseco acquisition to zero as of December 31, 2001.

NOTE 12 – SUBSEQUENT EVENT

On March 7, 2003, and March 26, 2003, pursuant to a private equity placement with a group of accredited investors, we issued 3,166,869 shares of common stock, which resulted in net proceeds to us of approximately $1.2 million.  Stock issuance costs associated with this offering totaled approximately $145,000.  As part of this offering, we also issued warrants to purchase a total of 253,350 shares of common stock that have a term of five years with an exercise price of $0.43 per share.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of St. Paul, State of Minnesota, on March 27, 2003.

MICRO COMPONENT TECHNOLOGY, INC.

By:	/s/ Roger E. Gower
Roger E. Gower
President, Chief Executive Officer,
Chairman of the Board and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 27, 2003.

Signature	Capacity

/s/Roger E. Gower	President, Chief Executive Officer,
Roger E. Gower	Chairman of the Board and Director

/s/Thomas P. Maun	Vice President of Finance/
Thomas P. Maun	Administration, Chief Financial Officer,
Treasurer

/s/Donald J. Kramer	Director
Donald J. Kramer

/s/David M. Sugishita	Director
David M. Sugishita

/s/Donald R. VanLuvanee	Director
Donald R. VanLuvanee

/s/Patrick Verderico	Director
Patrick Verderico

/s/Dr. Sheldon Buckler	Director
Dr. Sheldon Buckler

CERTIFICATION

I, Roger E. Gower, certify that:

1.             I have reviewed this annual report on Form 10-K of Micro Component Technology, Inc.:

2.                                     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made,

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)           evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 27, 2003	By:	/s/ Roger E. Gower
Roger E. Gower
President and Chief Executive Officer

CERTIFICATION

I, Thomas P. Maun, certify that:

1.                                       I have reviewed this annual report on Form 10-K of Micro Component Technology, Inc.:

2.                                     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made,

3                                          Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

b)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)           evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

d)             presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

b)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 27, 2003	By:	/s/ Thomas P. Maun
Thomas P Maun
Chief Financial Officer
Chief Accounting Officer

Exhibit Index

10E	Offer Letter to Thomas P. Maun dated July 15, 2002. (filed herewith)

23	Consent of Deloitte & Touche LLP. (filed herewith)

99.1	Certification of Chief Executive Officer. (filed herewith)

99.2	Certification of Chief Financial Officer. (filed herewith)