Form 10-Q
period 2003-03-29
MICRO COMPONENT TECHNOLOGY INC
filed 2003-05-05
CIK 911149

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2003

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

Yes ☒	No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of shares outstanding of the Registrant’s Common Stock, as of May 2, 2003 was 17,319,389.

MICRO COMPONENT TECHNOLOGY, INC.

FORM 10-Q

MICRO COMPONENT TECHNOLOGY, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 29, 2003	December 31, 2002
Assets
Current assets
Cash and cash equivalents	$363	$1,560
Accounts receivable, less allowance for doubtful accounts of $324 and $319, respectively	2,211	786
Inventories	3,813	3,850
Other	261	212
Total current assets	6,648	6,408

Property, plant and equipment, net	491	605
Debt issuance costs, net	624	665
Other assets	67	75

Total assets	$7,830	$7,753

Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of long-term debt	$18	$29
Accrued restructuring costs	99	194
Accounts payable	1,655	1,010
Accrued compensation	446	419
Accrued interest	250	500
Accrued warranty	247	200
Customer prepayments and unearned service revenue	399	300
Deferred revenue in excess of costs incurred	214	48
Other accrued liabilities	643	847
Total current liabilities	3,971	3,547

10% senior subordinated convertible debt	10,000	10,000

Stockholders’ deficit:
Preferred stock, $.01 par value, 1,000,000 authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 40,000,000 authorized, 17,319,389 and 14,152,520 issued, respectively	173	142
Additional paid-in capital	89,415	88,302
Cumulative other comprehensive loss	(69)	(69)
Accumulated deficit	(95,660)	(94,169)
Total stockholders’ deficit	(6,141)	(5,794)
Total liabilities and stockholders’ deficit	$7,830	$7,753

See notes to unaudited condensed consolidated financial statements

MICRO COMPONENT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 29, 2003	March 30, 2002
Net sales	$2,200	$3,463
Cost of sales	1,476	2,187

Gross profit	724	1,276

Operating expenses:
Selling, general and administrative	1,333	2,266
Research and development	734	1,306
Restructuring charge	19	323

Total operating expenses	2,086	3,895

Loss from operations	(1,362)	(2,619)

Interest income	1	45
Gain (loss) on sale of assets	153	(4)
Interest expense and other	(283)	(289)

Total interest and other	(129)	(248)

Net loss	$(1,491)	$(2,867)

Net loss per share, basic and diluted:

Net loss	$(0.10)	$(0.20)

Weighted average common and equivalent shares outstanding:
Basic and diluted	14,871	14,077

See notes to unaudited condensed consolidated financial statements

MICRO COMPONENT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 29, 2003	March 30, 2002

Cash flows from operating activities:
Net loss	$(1,491)	$(2,867)
Adjustments to reconcile net loss to net cash used in operating
Activities:
Depreciation and amortization	135	162
Other, net	—	(11)
(Gain) loss on disposal of property	(153)	4
Changes in assets and liabilities:
Accounts receivable	(1,425)	967
Inventories	37	(66)
Other current assets	(41)	(29)
Accounts payable	656	57
Accrued restructuring costs	(95)	(116)
Other accrued liabilities	(126)	(707)

Net cash used in operating activities	(2,503)	(2,606)

Cash flow from investing activities:
Purchases of property, plant and equipment	—	(28)
Proceeds from disposition of property	173	37

Net cash provided by investing activities	173	9

Cash flows from financing activities:
Payments of long-term debt	(11)	(10)
Proceeds from issuance of stock	1,362	8
Stock issuance costs	(218)	—

Net cash provided by (used in) financing activities	1,133	(2)

Net decrease in cash and cash equivalents	(1,197)	(2,599)

Cash and cash equivalents at beginning of period	1,560	11,086

Cash and cash equivalents at end of period	$363	$8,487

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

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (generally accepted accounting principles) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management all adjustments, including normal recurring adjustments, necessary for a fair presentation of the interim periods presented have been included.  The interim results are not necessarily indicative of the operating results expected for the full fiscal year ending on December 31, 2003.

Our consolidated financial statements have been prepared on the assumption that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The independent auditors’ report on the financial statements of the Company as of and for the fiscal year ended December 31, 2002 included in Form 10-K contained an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern.   The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As of March 29, 2003, the Company had an accumulated deficit of $95.7 million and incurred a net loss of $1.5 million for the three-month period ended March 29, 2003.  As of March 29, 2003,  the Company had cash and cash equivalents of $363,000, working capital of $2.7 million, a current ratio of 1.67, total assets of $7.8 million and total liabilities of $14.0 million. We expect to expend cash and incur operating losses at these net sales levels at least though the first half of 2003 and our ability to generate cash and operating income is dependent on the realization of our restructuring efforts, the successful transfer of our core manufacturing to Penang, Malaysia and our responsiveness to further negative impacts due to the downturn in the semiconductor capital equipment market.  We have completed the sub-letting of our St. Paul, Minnesota operations and will be exiting leases in several other of our facilities pursuant to those lease terms to further lower our operating costs.

As discussed in Note 5, in March 2003, we completed a private equity placement of our common stock, which resulted in net proceeds to us of $1.1 million.  We estimate that we will need to raise additional capital through debt or equity offerings, selling assets or accelerating available cash through the factoring of our receivables. Additionally, we are also seeking to restructure our senior debt and accounts payable. We are actively pursing these activities; however, there is no assurance that additional financing will be available on terms and conditions acceptable or favorable to us, if at all.  If we are unsuccessful in obtaining sufficient financing and / or restructuring our senior debt and accounts payable our operations will be materially negatively impacted and we will be required to take actions that will harm our business, including potentially ceasing certain or all of our operations.

Interim unaudited financial results should be read in conjunction with the audited financial statements included in the SEC Report on Form 10-K, for the period ended December 31, 2002.

2.                          EARNINGS PER SHARE

Basic earnings per share are computed using the weighted average number of common shares outstanding during each period.  Diluted earnings per share include the dilutive effect of common shares potentially issuable upon the exercise of stock options outstanding.  The following table reconciles the denominators used in computing basic and diluted earnings per share:

	Three Months Ended
(in thousands)	March 29, 2003 (1)	March 30, 2002 (1)
Weighted average common shares outstanding	14,871	14,077
Effect of dilutive stock options and warrants	—	—

	14,871	14,077

(1)                                           We reported a loss for the periods indicated.  No adjustments were made for the effect of stock options, which totaled 2,459,251 shares at March 29, 2003 and 2,450,566 shares at March 30, 2002, as the effect is antidilutive.

3.                          REPORTING OF COMPREHENSIVE NET LOSS

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS), No. 130 Reporting Comprehensive Income which establishes standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements.  Under this standard, certain revenues, expenses, gains, and losses recognized during the period are included in comprehensive loss, regardless of whether they are considered to be results of operations of the period.  During the three-month periods ended March 29, 2003 and March 30, 2002, total comprehensive loss equaled net loss as reported on the Consolidated Statements of Operations.

4.                          BALANCE SHEET INFORMATION

Major components of inventories were as follows (in thousands):

	March 29, 2003	December 31, 2002

Raw materials	$2,516	$2,541
Work-in-process	792	778
Finished goods	505	531
	$3,813	$3,850

We provide a standard thirteen month warranty program for our equipment products. We record provisions for warranty claims for these products based upon historical claim performance.  The following table provides the expense recorded and charges against our reserves for the qaurter ended March 29, 2003 (in thousands):

Accrued warranty balance at December 31, 2002	$200

Provision	58

Warranty claims	(11)

Accrued warranty balance at March 29, 2003	$247

5.                          FINANCING TRANSACTIONS

On March 7, 2003 and March 26, 2003, pursuant to a private equity placement with a group of accredited investors, we issued a total of 3,166,869 shares of common stock, which resulted in net proceeds to us of approximately $1.1 million.  Stock issuance costs associated with this offering totaled approximately $218,000.  As part of this offering, we also issued warrants to purchase 253,350 shares of common stock that have a term of five years with an exercise price of $0.43 per share.

6.                          RESTRUCTURING CHARGES

2003 Restructuring Charges

During the first quarter, in response to the continued and prolonged downturn in the semiconductor capital equipment industry, we reduced our workforce across all functional areas by approximately 24%, resulting in a restructuring charge of $19,000.  This charge reflected severance and other benefits costs associated with this reduction.  This workforce reduction affected a total of 26 employees across all functional areas.

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

During the second quarter, we further reduced our workforce by an additional 7% at the time, resulting in a restructuring charge of $199,000.  This charge reflected severance and other benefit costs associated with the reduction, which affected 9 employees across all functional areas.  We also completed a lease settlement agreement related to our Marlborough, Massachusetts’ facility.  This agreement required us to pay $450,000 or approximately 35% of the outstanding lease obligation, which was to run through April 2003.  As of December 31, 2002, the full amount of this settlement was paid. The settlement of this lease resulted in a $674,000 recovery.

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

The following table summarizes these charges related to workforce and manufacturing cost reductions (in thousands):

	Employee Separation Costs	Idle Facility Costs	Total

Accrued restructuring costs at December 31, 2001	$66	$890	$956

Restructuring charge for the quarter ended March 30, 2002	323	—	323

Utilization for the quarter ended March 30, 2002	(272)	(167)	(439)

Restructuring charge (recovery) for the quarter ended June 29, 2002	199	(674)	(475)

Utilization for the quarter ended June 29, 2002	(126)	(49)	(175)

Restructuring charge for the quarter ended September 28, 2002	345	—	345

Utilization for the quarter ended September 28, 2002	(119)	—	(119)

Restructuring charge for the quarter ended December 31, 2002	14	—	14

Utilization for the quarter ended December 31, 2002	(236)	—	(236)

Restructuring charge for the quarter ended March 29, 2003	19	—	19

Utilization for the quarter ended March 29, 2003	(114)	—	(114)

Accrued restructuring costs at March 29, 2003	$99	$—	$99

7.                          STOCK BASED COMPENSATION

In October 2002, the FASB issued Statement No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure”, (SFAS No. 148), providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  SFAS No. 148 also amends the disclosure requirement of SFAS No. 123, “Accounting for Stock-Based Compensation” to include prominent disclosures in annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.  The Company adopted the disclosure provisions of SFAS No. 148 on December 31, 2002.

Had the Company determined stock-based compensation costs based on the estimated fair value at the grant date for its stock options, the Company’s net loss per share for the three months ended March 29, 2003 and March 30, 2002 would have been as follows (in thousands, except per share data):

	Quarters Ended
	March 29, 2003	March 30, 2002
Net loss:
As reported	$(1,491)	$(2,867)
Fair value compensation expense	(241)	(287)
Pro forma	$(1,732)	$(3,154)

Net loss per share – basic and diluted:
As reported	$(0.10)	$(0.20)
Fair value compensation expense	(0.02)	(0.02)
Pro forma	$(0.12)	$(0.22)

The fair value of options granted under the stock options for the quarters ended March 29, 2003 and March 30, 2002 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the three months ended March 29, 2003 and March 30, 2002.  No options were issued for the first quarter ended March 29, 2003.

	Quarters ended
	March 29, 2003		March 30, 2002

Dividend yield	0.00%		0.00%
Expected volatility	88.17%		102.51%
Risk-free interest rate	3.87%		4.62%
Expected life of options	3.5	years	3.5	years
Fair value per share of options granted	$1.28		$1.94

8.                          RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 143 – Accounting for Asset Retirement Obligations.  In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations.  SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees.   SFAS No. 143 was effective for us on January 1, 2003 and did not have a material effect on our financial position or results of operations.

SFAS No. 146 – Accounting for Costs Associated with Exit or Disposal Activities.  In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 became effective for us for exit or disposal activities that have been  initiated by us after December 31, 2002.  The adoption SFAS No. 146 has not had a material effect on our financial position or results of operations.

FASB Interpretation No. 45 – Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45).  FIN 45 clarifies the requirements for a guarantor’s accounting for and disclosure of certain issued and outstanding guarantees.  The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002.  The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002.  The adoption of FIN 45 did not have a material impact on our financial position or results of operations.

EITF Issue No. 00-21 – Revenue Arrangements with Multiple Deliverables.  In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, which provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or right to use assets.  The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  We are currently evaluating the impact, if any, that the adoption of EITF Issue No. 00-21 will have on our results of operations and financial condition.

SFAS No. 148 – Accounting for Stock-Based Compensation – Transition and Disclosure-an Amendment of FASB Statement No. 123.  In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure – an amendment of FASB Statement No. 123. SFAS No. 148, which amends SFAS No. 123, Accounting for Stock-Based Compensation, provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirement of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.  We have adopted the disclosure provisions of this standard as of December 31, 2002.  The adoption of SFAS 148 did not have a material impact on our financial position or results of operations.

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

The demand for our products and services is dependent upon growth in the semiconductor industry and the increasing automation needs of semiconductor manufacturers and independent test and assembly facilities.  In the fourth quarter of 2000, the semiconductor industry went into a sharp downturn, which intensified and continued through the first quarter of 2003, resulting in significant adverse impacts on our business including inventory revaluations charges, write downs of impaired intangible assets and significant reductions in our employee base.  Although worldwide semiconductor bookings are showing signs of stabilization, the return to market growth cannot be predicted in the short term.  As disclosed in our Form 10-K for the year ended December 31, 2002 a continued or intensified market downturn might result in significant losses, charges for inventory revaluation, asset impairment or restructuring charges.  Consequently, as a result of this downturn, in addition to the actions taken in 2002, we further reduced our workforce in the first quarter of 2003 by 24%, affecting a total of 26 employees across all functional areas.

Critical Accounting Policies

Revenue Recognition

Under Staff Accounting Bulletin 101 (“SAB 101”), we recognize revenue upon shipment, as our terms are FOB shipping point, for established equipment products that have previously satisfied existing customer performance specifications and that provide for full payment tied to shipment.  Revenue for products that have not previously satisfied customer performance specifications or from sales where all or a portion of customer payment is based upon acceptance are only recognized upon customer acceptance.  As such, in periods of increasing shipments, revenues will be deferred if the shipments are for new customers, new products or the payment terms are tied to acceptance criteria.  Consequently, if these conditions exist, we may report revenue levels that are not reflective of actual shipment growth rates.  Conversely, in periods of decreasing shipments, we potentially could recognize revenues related to shipments made in prior periods.  Consequently, if these conditions exist, we may report revenue levels that are greater than actual shipments.

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

Provisions to reduce inventories to the lower of cost or market are made based on a review of excess and obsolete inventories through an examination of historical component consumption, current market demands and shifting product technology.  Significant assumptions with respect to market trends and customer product acceptance are utilized to formulate our provision methods.  Sudden or continuing downward changes in the semiconductor capital equipment market may cause us to record additional inventory revaluation charges in future periods

Accrued Warranty

We provide a standard thirteen-month warranty program for our equipment products. We record provisions for warranty claims for these products based upon historical claim performance.  This approach has been applied since the inception of the warranty program and involves a degree of subjectivity in that historical performance is used to estimate future warranty claims.  There can be no assurance that our estimates will match the actual amount of future warranty claims.

Results of Operations for the Three Months Ended March 29, 2003 and March 30, 2002

Net sales for the three months ended March 29, 2003, decreased $1.3 million or 36.5% to $2.2 million compared to $3.5 million for the three months ended March 30, 2002.  Product acceptance requirements related to product and customer mix resulted in a net decrease to revenues of $0.6 million over shipments for the quarter ended March 29, 2003, while these same factors caused a net increase to revenues of $2.1 million for the first quarter of 2002.  Current quarter product sales continue to be severely impacted by the continued downturn in the semiconductor capital equipment market.  We expect net sales to continue to be adversely impacted by the market downturn.

Gross profit for the first quarter of 2003 decreased by $0.6 million to $0.7 million, or 32.9% of net sales, from $1.3 million, or 36.8% of net sales, for the comparable period in the prior year.  The decrease in gross margin in the current year period primarily resulted from unabsorbed excess production costs associated with the industry downturn, and, in particular, excess production costs related to our singulated products.  We expect gross margins to continue to be adversely impacted by the market downturn, partially offset by the benefits of the restructuring steps we initiated throughout all of 2002 and continuing into the first quarter of 2003.

Selling, general and administrative expense in the first quarter of 2003 was $1.3 million, or 60.6% of net sales, compared to $2.3 million, or 65.4% of net sales for the first quarter of 2002. The decrease in expense for the current year period is a result of the cost reduction measures initiated in 2002 and a decrease in direct selling costs related to the decrease in sales.

Research and development expense for the first quarter of 2003 was $0.7 million, or 33.4% of net sales compared to $1.3 million, or 37.7% of net sales in the first quarter of 2002.  The decrease in expense for the current year period is a result of the cost reduction measures initiated in 2002.

The restructuring charge totaled $19,000 or 0.9% of net sales for the current year period.  This charge resulted from reductions of our workforce across all functional areas in the first quarter of 2003.  This charge reflects severance and other benefits costs associated with this reduction in excess of the amounts included in our restructuring accruals at December 31, 2002.  This workforce reduction affected 26 employees, across all functional areas.  The restructuring charge for the quarter ended March 30, 2002, totaled $323,000 or 9.3% of net sales.  This charge resulted from reductions of our workforce across all functional areas.  This charge reflects severance and other benefits costs associated with this reduction.  This workforce reduction affected 44 employees, principally in the areas of manufacturing, sales and marketing and engineering.

Interest income for the first quarter of 2003 was $1,000 compared to $45,000 in the first quarter of 2002.  This decrease resulted from the decrease in investment in interest-bearing cash and cash equivalents. In connection with the transfer of our manufacturing operations to Penang, we sold certain fixed and other assets from our St. Paul, Minnesota facility resulting in a gain on sale of $153,000 or 7.0% of net revenue for the first quarter of 2003.  Interest expense and other totaled $283,000 or 12.9% of net revenue in the current year’s quarter, compared to $289,000 or 8.3% of net revenue for the comparable period in the prior year.  The interest expense resulted from our 10% Senior Subordinated Notes, which were issued in December of 2001, and the amortization of debt issuance costs associated with the note offering.

Net loss for the quarter ended March 29, 2003 was $1.5 million or $0.10 per share, as compared to a net loss of $2.9 million, or $0.20 per share in the prior year period.

Liquidity and Capital Resources

The Company’s consolidated financial statements are prepared and presented on a going concern basis.  As of March 29, 2003, the Company had an accumulated deficit of $95.7 million and incurred a net loss of $1.5 million for the three-month period ended March 29, 2003.  As of March 29, 2003,  the Company had cash and cash equivalents of $363,000, working capital of $2.7 million, a current ratio of 1.67. total assets of $7.8 million and total liablities of $14.0 million. At December 31, 2002, we had cash and cash equivalents of $1.6 million, a current ratio of 1.81 and working capital of $2.9 million.

The net loss and increase in accounts receivable were the primary uses of cash in the first quarter of 2003.  The net loss and decrease in other accrued liabilites were the primary uses of cash in the first quarter of the prior year.  Cash used in operations was $2.5 million in the first quarter of 2003 and $2.6 million in the first quarter 2002.

Capital expenditures were $28,000 for the first quarter of 2002 compared to zero in the first quarter of 2003. The reduction in capital spending is in direct response to the downturn in the semiconductor capital equipment market.

On March 7, 2003 and March 26, 2003, pursuant to a private equity placement with a group of accredited investors, we issued a total of 3,166,869 shares of common stock, which resulted in net proceeds to us of approximately $1.1 million.  Stock issuance costs associated with this offering totaled approximately $218,000.  As part of this offering, we also issued warrants to purchase 253,350 shares of common stock that have a term of five years with an exercise price of $0.43 per share.

We estimate that we will need to raise additional capital through debt or equity offerings, or by selling assets of the Company.  We believe that our ability to fund our operations and capital requirements for 2003 and our ability to obtain financing, is dependent on the success of our strip product technology in the currently depressed semiconductor capital equipment market and the realization of the cost benefits associated with our restructuring efforts, coupled with the transfer of our core manufacturing to Penang, Malaysia.  There is no assurance that additional financing, if needed, will be available on terms and conditions acceptable or favorable to us, if at all. Additionally, we are also seeking to restructure our senior debt and accounts payable.   If we are not successful in the realization of additional funding, the benefits of our restructuring efforts, the transfer of our core manufacturing to Penang, Malaysia, the restructuring of our senior debt and accounts payables and/or experience further impacts to our net sales as a result of market conditions, our operations will be materially negatively impacted and we will be required to take actions that will harm our business, including potentially ceasing certain or all of our operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically had little impact on us.  Inflation has not been a significant factor in our operations in any of the periods presented, and it is not expected to affect operations in the future.  At March 29, 2003, all of our outstanding long-term debt carries interest at a fixed rate. There is no material market risk relating to our long-term debt.

IMPACT OF ACCOUNTING STANDARDS

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations.  SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees.   SFAS No. 143 was effective for us on January 1, 2003 and did not have a material effect on our financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 became effective for us for exit or disposal activities that have been  initiated by us after December 31, 2002.  The adoption SFAS No. 146 has not had a material effect on our financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45).  FIN 45 clarifies the requirements for a guarantor’s accounting for and disclosure of certain issued and outstanding guarantees.  The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002.  The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002.  The adoption of FIN 45 did not have a material impact on our financial position or results of operations.

In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, which provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or right to use assets.  The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  We are currently evaluating the impact, if any, that the adoption of EITF Issue No. 00-21 will have on our results of operations and financial condition.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure – an amendment of FASB Statement No. 123. SFAS No. 148, which amends SFAS No. 123, Accounting for Stock-Based Compensation, provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirement of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. We have adopted the disclosure provisions of this standard as of December

31, 2002.  The adoption of SFAS 148 did not have a material impact on financial position or results of operations.

RISK FACTORS

Except for the historical information contained herein, certain of the matters discussed in this report are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995.  These “forward-looking statements” involve certain risks and uncertainties, including, but not limited to, the following: (1) the prolonged or intensified downturn in the semiconductor market which often has a disproportionately negative impact on manufacturers of semiconductor capital equipment, and which could cause us to continue to incur significant cash losses decreasing our cash and expose us to potential further charges for restructuring, excess and obsolete inventory and/or impairment of assets; (2) the market for our products is highly competitive throughout the world, primarily from manufacturers in the United States, Europe and Asia, and many of our competitors are considerably larger and have considerably greater financial resources than we do which may allow them to develop superior or lower priced products; (3) rapid changes in technology and in tester and handler products, which we must respond to successfully in order for our products to avoid becoming noncompetitive or obsolete; (4) customer acceptance of our new products, including the strip-based Tapestry handling systems and Smart Solutions products, and other singulated device handler products in which we have invested significant amounts of inventory; (5) possible loss of any of our key customers, who account for a substantial percentage of our business; (6) the possible adverse impact of competition in markets which are highly competitive; (7) the possible adverse impact of economic or political changes in markets we serve;  and (8) other factors detailed from time to time in our SEC reports, including but not limited to the discussion in the Management’s Discussion & Analysis included in Form 10-K for the year ended December 31, 2002.  Further, our consolidated financial statements have been prepared on the assumption that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The independent auditors’ report on the financial statements of the Company as of and for the year ended December 31, 2002 included in Form 10-K contained an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern.

We expect losses and negative cash flows to continue at least through the first half of 2003, which will require us to obtain additional capital or pursue other strategic alternatives including the restructuring of our senior debt and accounts payable.  It is uncertain whether we will be able to obtain a sufficient amount of additional capital, if needed, on acceptable terms, or at all.  Further, if future financing requirements are satisfied through the issuance of equity or debt instruments, shareholders may experience additional dilution in terms of their percentage of ownership of our securities.  In the event that the we are unable to obtain additional capital and/or restructure our senior debt and our accounts payable, our operations will be materially negatively impacted and we will be required to take actions that will harm our business, including potentially ceasing certain or all of our operations.

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

MICRO COMPONENT TECHNOLOGY, INC.

FORM 10-Q

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

On March 7, 2003 and March 26, 2003, pursuant to a private equity placement with a group of accredited investors, we issued a total of 3,166,869 shares of common stock, which resulted in net proceeds to us of approximately $1.1 million.  Stock issuance costs associated with this offering totaled approximately $218,000.  As part of this offering, we also issued warrants to purchase 253,350 shares of common stock that have a term of five years with an exercise price of $0.43 per share.  The offering was exempt from registration under Rule 506 under the Securities Act of 1933, because all of the purchasers were accredited, there was no general solicitation, and the shares are subject to restrictions on transfer.

Item 5.  Other Information

Restructuring Charge.  During the first quarter of 2003, in response to the continued and prolonged downturn in the semiconductor capital equipment industry, we further reduced our workforce across all functional areas by approximately 25%, resulting in a restructuring charge of $19,000.  This charge reflects severance and other benefits costs associated with this reduction.  This workforce reduction affected an additional 26 employees across all functional areas.

Item 6.  Exhibits and Reports on Form 8-K

(a) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 29, 2003

(b) Exhibit Index

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

Micro Component Technology, Inc.
Registrant

Dated: May 2, 2003	By:	/s/ Roger E. Gower
Roger E. Gower
President and Chief Executive Officer

And

Dated: May 2, 2003	By:	/s/ Thomas P. Maun
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

Dated: May 2, 2003	By:	/s/ Roger E. Gower
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

Dated: May 2, 2003	By:	/s/ Thomas P. Maun
Thomas P. Maun
Chief Financial Officer
Chief Accounting Officer