Form 10-Q
period 2003-06-28
MICRO COMPONENT TECHNOLOGY INC
filed 2003-08-12
CIK 911149

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2003

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

Yes          ☐                      No          ☒

The number of shares outstanding of the Registrant’s Common Stock, as of August 8, 2003 was 18,255,874.

MICRO COMPONENT TECHNOLOGY, INC.

FORM 10-Q

MICRO COMPONENT TECHNOLOGY, INC.
FORM 10-Q
PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 28, 2003	December 31, 2002
Assets
Current assets
Cash and cash equivalents	$454	$1,560
Accounts receivable, less allowance for doubtful accounts of $324 and $319, respectively	2,758	786
Inventories	3,289	3,850
Other	291	212
Total current assets	6,792	6,408

Property, plant and equipment, net	446	605
Debt issuance costs, net	582	665
Other assets	65	75

Total assets	$7,885	$7,753

Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of long-term debt	$9	$29
Bank line of credit	1,086	—
Accrued restructuring costs	50	194
Accounts payable	2,015	1,010
Accrued compensation	490	419
Accrued interest	503	500
Accrued warranty	200	200
Customer prepayments and unearned service revenue	383	300
Deferred revenue in excess of costs incurred	366	48
Other accrued liabilities	454	847
Total current liabilities	5,556	3,547

10% senior subordinated convertible debt	10,000	10,000

Stockholders’ deficit:
Preferred stock, $.01 par value, 1,000,000 authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 40,000,000 authorized, 17,319,389 and 14,152,520 issued, respectively	173	142
Additional paid-in capital	89,392	88,302
Cumulative other comprehensive loss	(69)	(69)
Accumulated deficit	(97,167)	(94,169)
Total stockholders’ deficit	(7,671)	(5,794)
Total liabilities and stockholders’ deficit	$7,885	$7,753

See notes to unaudited condensed consolidated financial statements

MICRO COMPONENT TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

Net sales	$2,333	$3,879	$4,533	$7,342
Cost of sales	1,448	2,454	2,924	4,641

Gross profit	885	1,425	1,609	2,701

Operating expenses:
Selling, general and administrative	1,290	2,438	2,622	4,704
Research and development	601	1,049	1,334	2,355
Restructuring charge	246	(475)	266	(152)

Total operating expenses	2,137	3,012	4,222	6,907

Loss from operations	(1,252)	(1,587)	(2,613)	(4,206)

Interest income	1	31	2	76
Gain (loss) on sale of assets	60	—	213	(4)
Interest expense and other, net	(317)	(293)	(600)	(582)

Total interest and other	(256)	(262)	(385)	(510)

Net loss	$(1,508)	$(1,849)	$(2,998)	$(4,716)

Net loss per share, basic and diluted:

Net loss	$(0.09)	$(0.13)	$(0.19)	$(0.33)

Weighted average common and equivalent shares outstanding:
Basic and diluted	17,319	14,115	16,105	14,096

See notes to unaudited condensed consolidated financial statements

MICRO COMPONENT TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 28, 2003	June 29, 2002

Cash flows from operating activities:
Net loss	$(2,998)	$(4,716)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	238	240
Amortization of debt issuance costs	83	87
(Gain) loss on sales and write-offs of property	(172)	4
Changes in assets and liabilities:
Accounts receivable	(1,972)	(12)
Inventories	499	699
Other assets	(69)	(37)
Accounts payable	1,005	95
Accrued restructuring costs	(144)	(766)
Other accrued liabilities	82	(459)

Net cash used in operating activities	(3,448)	(4,952)

Cash flows from investing activities:
Additions to property, plant and equipment	(93)	(73)
Proceeds from disposition of property	248	37

Net cash provided by (used in) investing activities	155	(36)

Cash flows from financing activities:
Payments of long-term debt	(20)	(21)
Proceeds from bank line of credit	1,086	—
Proceeds from issuance of stock	1,362	159
Stock issuance costs	(241)	—

Net cash provided by financing activities	2,187	225

Net decrease in cash and cash equivalents	(1,106)	(4,763)

Cash and cash equivalents at beginning of period	1,560	11,086

Cash and cash equivalents at end of period	$454	$6,323

Supplemental cash flow information:

Cash paid for interest	$502	$500

See notes to unaudited condensed consolidated financial statements

MICRO COMPONENT TECHNOLOGY, INC.
FORM 10-Q
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.                                      INTERIM FINANCIAL STATEMENTS

Basis of Presentation

The consolidated financial statements include the accounts of the parent company and our subsidiaries (“the Company”) after elimination of all significant intercompany balances and transactions.  All subsidiaries are 100% owned.

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

As of June 28, 2003, the Company had an accumulated deficit of $97.2 million and incurred a net loss of $1.5 million and $3.0 million for the three-month period ended June 28, 2003 and the six-month period ended June 28, 2003, respectively.  As of June 28, 2003, the Company had cash and cash equivalents of $454,000, working capital of $1.2 million, a current ratio of 1.22, total assets of $7.9 million and total liabilities of $15.6 million. We expect to incur operating losses at these net sales levels at least through the second half of 2003 and our ability to generate cash and operating income is dependent on the realization of our restructuring efforts and our responsiveness to further negative impacts due to the continued downturn in the semiconductor capital equipment market.  During the first quarter of 2003, we completed the negotiation of the sub-letting of our St. Paul, Minnesota operations and will be exiting leases in several other of our facilities pursuant to those lease terms to further lower our operating costs.

As discussed in Note 5, in March 2003, we completed a private equity placement of our common stock, which resulted in net proceeds to us of $1.1 million.  On June 9, 2003, we completed a secured $2.5 million working capital line of credit with a bank.  Additionally, during the second quarter of 2003 we began a restructuring effort of our accounts payable which we expect to be completed early in the third quarter of 2003. As discussed in Note 9, on June 30, 2003, we completed the restructuring of $9.29 million, or 92.9%, of our 10% Senior Subordinated Convertible Notes, wherein the participating noteholders agreed to accept stock in lieu of cash for the next four semi-annual interest payment dates beginning June 30, 2003 through December 31, 2004.  It is possible that in addition to these efforts we will need to raise additional capital though additional debt or equity offerings; however, there is no assurance that additional financing will be available on terms and conditions acceptable or favorable to us, if at all.  If we are unsuccessful in obtaining additional financing, if needed, or restructuring accounts payable, our operations could be materially negatively impacted and we will be required to take actions that will harm our business, including potentially ceasing certain or all of our operations.

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

	Three Months Ended		Six Months Ended
(in thousands)	June 28, 2003 (1)	June 29, 2002(1)	June 28, 2003(1)	June 29, 2002(1)
Weighted average common shares outstanding	17,319	14,115	16,105	14,096
Effect of dilutive stock options and warrants	—	—	—	—

	17,319	14,115	16,105	14,096

(1) We reported a loss for the periods indicated.  No adjustments were made for the effect of stock options, which totaled 2,168,251 shares at June 28, 2003 and 2,479,827 shares at June 29, 2002, as the effect is antidiliutive.

3.                                      COMPREHENSIVE NET INCOME OR LOSS

In 1997, the Financial Accounting Standards Board (FASB) issued SFAS, No. 130 Reporting Comprehensive Income which establishes standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements.  Under this standard, certain revenues, expenses, gains, and losses recognized during the period are included in comprehensive income (loss), regardless of whether they are considered to be results of operations of the period.  During the three and six-month periods ended June 28, 2003 and June 29, 2002 total comprehensive loss equaled net loss as reported on the Consolidated Statements of Operations.

4.                                      BALANCE SHEET INFORMATION

Major components of inventories were as follows (in thousands):

	June 28, 2003	December 31, 2002

Raw materials	$1,410	$2,541
Work-in-process	1,569	778
Finished goods	310	531
	$3,289	$3,850

We provide a standard thirteen month warranty program for our equipment products. We record provisions for warranty claims for these products based upon historical claim performance.  The following table provides the expense recorded and charges against our reserves for the quarter ended June 28, 2003 (in thousands):

Accrued warranty balance at December 31, 2002	$200

Provision	26

Warranty claims	(26)

Accrued warranty balance at June 28, 2003	$200

5.                                      FINANCING TRANSACTIONS

On March 7, 2003 and March 26, 2003, pursuant to a private equity placement with a group of accredited investors, we issued a total of 3,166,869 shares of common stock, which resulted in net proceeds to us of approximately $1.1 million.  Stock issuance costs associated with this offering totaled approximately $241,000.  As part of this offering, we also issued warrants to purchase 253,350 shares of common stock that have a term of five years with an exercise price of $0.43 per share.

On June 9, 2003, the company completed a one-year, $2.5 million secured working capital line of credit agreement with a bank.  Under the terms of the agreement, the company may borrow up to eighty percent (80%) of qualified receivables.  Additionally, under this agreement the company granted a first security interest in all assets of the company.  As of June 28, 2003, $1.1 million was outstanding under this agreement.

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

During the second quarter, we completed the restructuring of our master lease for our St. Paul, MN facility resulting in a restructuring charge of $227,000, which included write-offs of $41,000 related to leasehold improvements in the vacated space which provides no furture economic benefit to us.  Additionally, we further reduced our workforce across all functional areas by approximately 4%, resulting in a restructuring charge of  $19,000.  This charge reflected severance and other benefit costs associated with this reduction.  This workforce reduction affected a total of 4 employees across all functional areas.

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

During the second quarter, we further reduced our workforce by an additional 7% at the time, resulting in a restructuring charge of $199,000.  This charge reflected severance and other benefit costs associated with the reduction, which affected 9 employees across all functional areas.  We also completed a lease settlement agreement related to our Marlborough, Massachusetts’ facility.  This agreement required us to pay $450,000 or approximately 35% of the outstanding lease obligation, which was to expire in April 2003.  As of December 31, 2002, the full amount of this settlement was paid. The settlement of this lease resulted in a $674,000 recovery.

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

The following table summarizes these charges related to workforce and manufacturing cost reductions (in thousands):

	Employee Separation Costs	Idle Facility Costs	Total

Accrued restructuring costs at December 31, 2001	$66	$890	$956

Restructuring charge for the quarter ended March 30, 2002	323	—	323

Utilization for the quarter ended March 30, 2002	(272)	(167)	(439)

Restructuring charge (recovery) for the quarter ended June 29, 2002	199	(674)	(475)

Utilization for the quarter ended June 29, 2002	(126)	(49)	(175)

Restructuring charge for the quarter ended September 28, 2002	345	—	345

Utilization for the quarter ended September 28, 2002	(119)	—	(119)

Restructuring charge for the quarter ended December 31, 2002	14	—	14

Utilization for the quarter ended December 31, 2002	(236)	—	(236)

Restructuring charge for the quarter ended March 29, 2003	19	—	19

Utilization for the quarter ended March 29, 2003	(114)	—	(114)

Restructuring charge for the quarter ended June 28, 2003	19	227	246

Utilization for the quarter ended June 28, 2003	(102)	(193)	(295)

Accrued restructuring costs at June 28, 2003	$16	$34	$50

7.                                      STOCK BASED COMPENSATION

In October 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure”, (SFAS No. 148), providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  SFAS No. 148 also amends the disclosure requirement of

SFAS No. 123, “Accounting for Stock-Based Compensation” to include prominent disclosures in annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.  The Company adopted the disclosure provisions of SFAS No. 148 on December 31, 2002.

Had the Company determined stock-based compensation costs based on the estimated fair value at the grant date for its stock options, the Company’s net loss per share for the three and six months ended June 28, 2003 and June 29, 2002, respectively, would have been as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Net loss:
As reported	$(1,508)	$(1,849)	$(2,998)	$(4,716)
Fair value compensation expense	(224)	(287)	(448)	(574)
Pro forma	$(1,732)	$(2,136)	$(3,446)	$(5,290)

Net loss per share – basic and diluted:
As reported	$(0.09)	$(0.13)	$(0.19)	$(0.33)
Fair value compensation expense	(0.01)	(0.02)	(0.02)	(0.04)
Pro forma	$(0.10)	$(0.15)	$(0.21)	$(0.37)

The fair value of options granted under the stock options for the three and six-months ended  June 28, 2003 and June 29, 2002 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions.

	Quarters Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	88.17%	102.51%	88.17%	102.51%
Risk-free interest rate	3.87%	4.62%	3.87%	4.62%
Expected life of options	3.5 years	3.5 years	3.5 years	3.5 years
Fair value per share of options granted	$1.28	$1.94	$1.28	$1.94

8.             RECENT ACCOUNTING PRONOUNCEMENTS

EITF Issue No. 00-21 – Revenue Arrangements with Multiple Deliverables.  In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, which provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or right to use assets.  The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  The adoption of EITF Issue No. 00-21 will not have a material effect on our results of operations and financial condition.

SFAS No. 150 – Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.  In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.  SFAS No. 150 establishes standards for how and issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 requires that and issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  This requirement of this statement apply to an issuer’s classification and measurement of free-standing financial instruments, including those that comprise more than one option or forward contract.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  There will be no impact of adopting SFAS No. 150 in our financial position and results of operations.

9.                                      SUBSEQUENT EVENTS

On June 30, 2003, we completed the restructuring of $9.29 million, or 92.9%, of our 10% Senior Subordinated Convertible Notes, wherein the participating noteholders agreed to accept stock in lieu of cash for the next four semi-annual interest payment dates beginning June 30, 2003 through December 31, 2004.  As part of this restructuring, the company amended the notes of the participating noteholders to reduce the conversion price from $2.60 per share to $1.00 per share for the remainder of the term through December 2006.  The agreement also included standard anti-dilution provisions, and requires the company to register the shares with the Securities and Exchange Commission.

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

Overview

We supply automation solutions for the global semiconductor test and assembly manufacturing market.  Our solutions include automated test handlers, factory automation software and our new integrated Smart Solutions product line.  We believe that our products can significantly improve the productivity, yield and throughput of the back-end (post wafer) parts of the manufacturing process, including assembling, packaging, testing and singulating semiconductor devices.

The demand for our products and services is dependent upon growth in the semiconductor industry and the increasing automation needs of semiconductor manufacturers and independent test and assembly facilities.  In the fourth quarter of 2000, the semiconductor industry went into a sharp downturn, which intensified and continued through the first quarter of 2003, resulting in significant adverse impacts on our business including inventory revaluations charges, write downs of impaired intangible assets and significant reductions in our employee base.  Although worldwide semiconductor bookings are showing signs of stabilization, the return to market growth cannot be predicted in the short term.  As disclosed in our Form 10-K for the year ended December 31, 2002 a continued or intensified market downturn might result in significant losses, charges for inventory revaluation, asset impairment or restructuring charges.  Consequently, as a result of this downturn, in addition to the actions taken in 2002, we further reduced our workforce in the first and second quarters of 2003 by 24% and 4%, respectively, affecting a total of 30 employees across all functional areas. In the second quarter of 2003, we completed the restructuring of our master lease agreement related to our St. Paul facility resulting in the reduction of future lease commitment under this contract.

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

Results of Operations for the Three Months Ended June 28, 2003 and June 29, 2002

Net sales for the three months ended June 28, 2003, decreased $1.6 million or 39.9% to $2.3 million compared to $3.9 million for the three months ended June 29, 2002.  Product acceptance requirements related to product and customer mix resulted in a net decrease of $0.5 million to revenues over shipments in second quarter of 2003, while these same factors caused a $0.5 million increase to revenues over shipments in the second quarter 2002.  Current quarter product sales continue to be severely impacted by the continued downturn in the semiconductor capital equipment market.  We expect net sales to continue to be adversely impacted by the market downturn.

Gross profit for the second quarter of 2003 decreased by $0.5 million to $0.9 million, or 37.9% of net sales, from $1.4 million, or 36.7% of net sales, for the comparable period in the prior year.  The improvement in gross margin in the current year period primarily resulted from lower production costs associated with our Malaysia manufacturing facility coupled with the restructuring activities that have been undertaken over the last twelve months.  We expect gross margins to continue to be adversely impacted by the market downturn, partially offset by the benefits of the restructuring steps we have initiated along with the cost benefits realized in our foreign manufacturing.

Selling, general and administrative expense in the second quarter of 2003 was $1.3 million, or 55.3% of net sales, compared to $2.4 million, or 62.9% of net sales for the second quarter of 2002.   The decrease in expense for the current year period is a result of the cost reduction measures initiated in 2002 and the first quarter of 2003 and a decrease in direct selling costs related to the decrease in sales.

Research and development expense for the second quarter of 2003 was $0.6 million, or 25.8% of net sales compared to $1.0 million, or 27.0% of net sales in the second quarter of 2002.  The decrease in expense for the current year period is a result of the cost reduction measures initiated in 2002 and the first quarter of 2003.

The restructuring charge totaled $246,000 or 10.5% of net sales.  This charge resulted from reductions of our workforce across all functional areas in the second quarter of 2003.  This charge reflects severance and other benefits costs paid in 2003 related to exit activities commenced in 2002.  However, certain criterion under EITF 94-3 were not satisfied for these 2003 severance and benefit costs to be accrued at December 31, 2002.    This workforce reduction affected 4 employees, across all functional areas.  Included in this charge are restructuring costs associated with our St. Paul facility for $227,000 resulting from the restructuring of our master lease agreement related to this facility.  The restructuring benefit for the quarter ended June 29, 2002, totaled $0.5 million or 12.2% of net sales.  This net benefit resulted from a lease settlement agreement which was reached during the second quarter of 2002.  This agreement allowed us to exit the existing lease at our Marlborough, Massachusetts facility. As a result of this agreement, the remaining idle facility charges of $674,000 related to this lease was eliminated.  This benefit was patially offset by a $199,000 charge related to a 7% reduction of our workforce across all functional areas in the second quarter of 2002, reflecting severance and other benefits costs associated with this reduction.  This workforce reduction affected 9 employees, principally in the areas of manufacturing, sales and marketing and engineering.

Interest income for the second quarter of 2003 was $1,000 compared to $31,000 in the second quarter of 2002.  This decrease resulted from the decrease in investment in interest-bearing cash and cash equivalents.  In connection with the transfer of our manufacturing operations to Penang, we sold certain fixed and other assets from our St. Paul, Minnesota facility resulting in a gain on sale of $60,000 or 2.6% of net revenue for the second quarter of 2003.  Interest expense and other totaled $317,000 or 13.6% of net revenue in the current year’s quarter, compared to $293,000 or 7.6% of net revenue for the comparable period in the prior year.  The interest expense resulted from our 10% Senior Subordinated Convertible Notes, which were issued in December of 2001, the amortization of debt issuance costs associated with the note offering and interest associated with our bank line of credit.

Net loss for the quarter ended June 28, 2003 was $1.5 million or $0.09 per share, as compared to a net loss of $1.8 million, or $0.13 per share in the prior year period.

Results of Operations for the Six Months Ended June 28, 2003 and June 29, 2002

Net sales for the six months ended June 28, 2003, decreased $2.8 million or 38.3% to $4.5 million compared to $7.3 million for the six months ended June 29, 2002.  Product acceptance requirements related to product and customer mix resulted in a net decrease to revenues of $1.1 million over shipments for the 2003 six month period  compared to a net increase to revenues of $2.1 million over shipments for the comparable prior year period.  Current quarter product sales continue to be severely impacted by the continued downturn in the semiconductor capital equipment market.  We expect net sales to continue to be adversely impacted by the market downturn.

Gross profit for the first six months of 2003 decreased by $1.1 million to $1.6 million, or 35.5% of net sales, from $2.7 million, or 36.8% of net sales, for the comparable period in the prior year.  The slight decrease in gross margin in the current year period primarily resulted from unabsorbed excess production costs associated with the industry downturn offset by the cost benefits associated with our transfer of manufacturing to our Malaysia facility.  We expect gross margins to continue to be adversely impacted by the market downturn, partially offset by the benefits of the restructuring steps we have initiated along with the cost benefits realized in our foreign manufacturing.

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

Research and development expense for the first six months of 2003 was $1.3 million, or 29.4% of net sales, compared to $2.4 million, or 32.1% of net sales for the first six months of 2002.   The decrease in expense for the current year period is a result of the cost reduction measures initiated in 2002 and the first quarter of 2003.

The restructuring charge totaled $266,000 or 5.9% of net sales for the current year period.  This charge resulted from reductions of our workforce across all functional areas in the first and second quarter of 2003.  This charge reflects severance and other benefits costs paid in 2003 related to exit activities commenced in 2002.  However, certain criterion under EITF 94-3 were not satisfied for these 2003 severance and benefit costs to be accrued at December 31, 2002.  This workforce reduction affected 30 employees, across all functional areas. Additionally included in this charge, are restructuring costs associated with our St. Paul facility for $227,000 resulting from the restructuring of our master lease agreement related to this facility.  The restructuring benefit for the first six months of 2002 totaled $0.2 million or 2.1% of net sales.  This net benefit resulted from a lease settlement agreement which was reached during the second quarter of 2002.  This agreement allowed us to exit the existing lease at our Marlborough, Massachusetts facility. As a result of this agreement, the remaining idle facility charges related to this lease were eliminated. This benefit was offset by a charge related to a 7% reduction of our workforce across all functional areas in the second quarter of 2002 and a 25% reduction of our workforce in the first quarter of 2002, reflecting severance and other benefits costs associated with these reductions.  This workforce reduction affected 9 employees in the second quarter of 2002 and 44 employees in the first quarter of 2002, principally in the areas of manufacturing, sales and marketing and engineering.

Interest income for the first six months of 2003 was $2,000 compared to $76,000 for the comparable in the prior year.  This decrease resulted from the decrease in investment in interest-bearing cash and cash equivalents.  In connection with the transfer of our manufacturing operations to Penang, we sold certain fixed and other assets from our St. Paul, Minnesota facility resulting in a gain on sale of $213,000 or 4.7% of net revenue for the second quarter of 2003.  Interest expense and other totaled $600,000 or 13.2% of net revenue in the current year, compared to $582,000 or 7.9% of net revenue for the comparable period in the prior year.  The interest expense resulted from our 10% Senior Subordinated Convertible Notes, which were issued in December of 2001, the amortization of debt issuance costs associated with the note offering and interest associated with our bank line of credit.

Net loss for the six-month period ended June 28, 2003 was $3.0 million or $0.19 per share, as compared to a net loss of $4.7 million, or $0.33 per share in the prior year period.

Liquidity and Capital Resources

The Company’s consolidated financial statements are prepared and presented on a going concern basis.  As of June 28, 2003, the Company had an accumulated deficit of $97.2 million and incurred a net loss of $1.5 million and $3.0 for the three-month and six-month periods ended June 28, 2003, respectively.  As of June 28, 2003, the Company had cash and cash equivalents of $454,000, working capital of $1.2 million, a current ratio of 1.22, total assets of $7.9 million and total liablities of $15.6 million. At December 31, 2002, we had cash and cash equivalents of $1.6 million, a current ratio of 1.81 and working capital of $2.9 million.

The net loss and increase in accounts receivable were the primary uses of cash in the first six months of 2003.  The net loss and decrease in accrued restructuring costs were the primary uses of cash in the first six months of the prior year.  Cash used in operations was $3.4 million in the first six months of 2003 and $5.0 million in the first six months of 2002.

Capital expenditures were $93,000 for the first six months of 2003 compared to 73,000 for the first six months of 2002. The current year capital spending relates to the establishment of our Malaysian manufacturing facility.

On March 7, 2003 and March 26, 2003, pursuant to a private equity placement with a group of accredited investors, we issued a total of 3,166,869 shares of common stock, which resulted in net proceeds to us of approximately $1.1 million.  Stock issuance costs associated with this offering totaled approximately $241,000.  As part of this offering, we also issued warrants to purchase 253,350 shares of common stock that have a term of five years with an exercise price of $0.43 per share.

On June 9, 2003, we completed a one-year, $2.5 million secured working capital line of credit agreement with a bank.  Under the terms of the agreement, we may borrow up to eighty percent (80%) of qualified receivables.  Additionally, under this agreement the company granted a first security interest in all assets of the company.  As of June 28, 2003, $1.1 million was outstanding under this agreement.

We estimate that we might need to raise additional capital through debt or equity offerings, or by selling assets of the Company.  We believe that our ability to fund our operations and capital requirements for 2003, and our ability to obtain financing, are dependent on the success of our strip product technology in the currently depressed semiconductor capital equipment market and the realization of the cost benefits associated with our restructuring efforts, coupled with the transfer of our core manufacturing to Penang, Malaysia.  There is no assurance that additional financing, if needed, will be available on terms and conditions acceptable or favorable to us, if at all. Additionally, we are also seeking to restructure our accounts payable.  If we are unsuccessful in obtaining additional financing, if needed, or restructuring our accounts payable, our operations could be materially negatively impacted and we will be required to take actions that will harm our business, including potentially ceasing certain or all of our operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically had little impact on us.  Inflation has not been a significant factor in our operations in any of the periods presented, and it is not expected to affect operations in the future.  At June 28, 2003, all of our outstanding long-term debt carries interest at a fixed rate. There is no material interest rate risk relating to our long-term debt.

IMPACT OF ACCOUNTING STANDARDS

In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, which provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or right to use assets.  The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  The adoption of EITF Issue No. 00-21 will not have a material effect on our results of operations and financial condition.

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150,   Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.  SFAS No. 150 establishes standards for how and issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 requires that and issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  This requirement of this statement apply to an issuer’s classification and measurement of free-standing financial instruments, including those that comprise more than one option or forward contract.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  There will be no impact of adopting SFAS No. 150 in our financial position and results of operations.

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

We expect losses to continue at least through the second half of 2003, which could require us to obtain additional capital or pursue other strategic alternatives including the restructuring of our accounts payable.  It is uncertain whether we will be able to obtain a sufficient amount of additional capital, if needed, on acceptable terms, or at all.  Further, if future financing requirements are satisfied through the issuance of equity or debt instruments, shareholders may experience additional dilution in terms of their percentage of ownership of our securities.  If we are unsuccessful in obtaining additional financing, if needed, or restructuring accounts payable our operations could be materially negatively impacted and we will be required to take actions that will harm our business, including potentially ceasing certain or all of our operations.

All forecasts and projections in this report are “forward-looking statements,” and are based on our current expectations of our near-term results, based on current information available pertaining to us, including risk factors discussed above.  Actual results could differ materially.

ITEM 4. CONTROLS AND PROCEDURES

(a)          Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

(b)         Changes in internal controls.

There were no significant changes made in our internal controls or, to our knowledge, in other factors that could significantly affect these controls, subsequent to the date of their evaluation.

MICRO COMPONENT TECHNOLOGY, INC.
FORM 10-Q
PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

On March 7, 2003 and March 26, 2003, pursuant to a private equity placement with a group of accredited investors, we issued a total of 3,166,869 shares of common stock, which resulted in net proceeds to us of approximately $1.1 million.  Stock issuance costs associated with this offering totaled approximately $241,000.  As part of this offering, we also issued warrants to purchase 253,350 shares of common stock that have a term of five years with an exercise price of $0.43 per share.  The offering was exempt from registration under Rule 506 under the Securities Act of 1933, because all of the purchasers were accredited, there was no general solicitation, and the shares are subject to restrictions on transfer.

Item 4.  Submission Of Matters To A Vote Of Security Holders

(a)          The Company’s annual meeting of stockholders was held on June 26, 2003.

(b)         The following persons were elected directors of the Company to serve for a term of one year:

Roger Gower	D. James Guzy	Donald Kramer
David M. Sugishita	Donald R VanLuvanee	Patrick Verderico
Dr. Sheldon Buckler

The vote summaries are as follows:

Director Name	Affirmed	Withheld
Roger E. Gower	13,278,844	1,533,357
D. James Guzy	13,290,521	1,521,680
Donald J. Kramer	13,290,321	1,521,880
David M. Sugishita	13,306,607	1,505,594
Donald R. VanLuvanee	13,290,647	1,521,554
Patrick Verderico	13,290,647	1,521,554
Dr. Sheldon Buckler	13,306,321	1,505,880

The meeting has been adjourned to a future date to allow for the receipt of additional proxies on approval of the 2003 Incentive Stock Option Plan.

Item 5.  Other Information

Restructuring Charge.  During the first quarter of 2003, in response to the continued and prolonged downturn in the semiconductor capital equipment industry, we further reduced our workforce across all functional areas by approximately 25%, resulting in a restructuring charge of $19,000.  This charge reflects severance and other benefits costs associated with this reduction.  This workforce reduction affected an additional 26 employees across all functional areas. During the second quarter, we completed the restructuring of our master lease agreement related to our St. Paul, MN facility, resulting in a restructuring charge of $227,000, which included write-offs of $41,000 related to leasehold improvements.  Additionally, we further reduced our workforce across all functional areas by approximately 4%, resulting in a restructuring charge of  $19,000.  This charge reflected severance and other benefit costs associated with this reduction.  This workforce reduction affected a total of 4 employees across all functional areas.

On June 9, 2003, we completed a one-year, $2.5 million secured working capital line of credit agreement with a bank.  Under the terms of the agreement, the company may borrow up to eighty percent (80%) of qualified receivables.  Additionally, under this agreement the company granted a first security interest in all assets of the company.  As of June 28, 2003, $1.1 million was outstanding under this agreement.

On June 30, 2003, we completed the restructuring of $9.29 million, or 92.9%, of our 10% Senior Subordinated Convertible Notes, wherein the participating noteholders agreed to accept stock in lieu of cash for the next four semi-annual interest payment dates beginning June 30, 2003 through December 31, 2004.  As part of this restructuring, the company amended the notes of the participating noteholders to reduce the conversion price from $2.60 per share to $1.00 per share for the remainder of the term through December 2006.  The negotiated agreement also included standard anti-dilution provisions, and requires the company to register the shares with the Securities and Exchange Commission.

Item 6.  Exhibits and Reports on Form 8-K

(a)          Reports on Form 8-K

On April 30, 2003, we issued a press release disclosing financial information regarding the quarter ended March 29, 2003 for which a Form 8-K was filed on May 1, 2003.

(b)         Exhibit Index

10	Agreement for Payment of Interest with Stock, effective June 30, 2003 (filed herewith).

31.1	Certification of Chief Executive Officer (filed herewith).

31.2	Certification of Chief Financial Officer (filed herewith).

32	Section 1350 Certification (filed herewith).

MICRO COMPONENT TECHNOLOGY, INC.
FORM 10-Q
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Micro Component Technology, Inc.
Registrant

Dated: August 11, 2003	By:	/s/ Roger E. Gower
Roger E. Gower President and Chief Executive Officer

And

Dated: August 11, 2003	By:	/s/ Thomas P. Maun
Thomas P. Maun Chief Financial Officer Chief Accounting Officer