Form 10-Q
period 2003-09-27
MICRO COMPONENT TECHNOLOGY INC
filed 2003-11-03
CIK 911149

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2003

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

The number of shares outstanding of the Registrant’s Common Stock, as of November 3, 2003 was 19,642,224.

MICRO COMPONENT TECHNOLOGY, INC.

FORM 10-Q

MICRO COMPONENT TECHNOLOGY, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 27, 2003	December 31, 2002
Assets
Current assets
Cash and cash equivalents	$568	$1,560
Accounts receivable, less allowance for doubtful accounts of $324 and $319, respectively	2,193	786
Inventories	2,742	3,850
Other	212	212
Total current assets	5,715	6,408

Property, plant and equipment, net	397	605
Debt issuance costs, net	540	665
Other assets	57	75

Total assets	$6,709	$7,753

Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of long-term debt	$2	$29
Bank line of credit	702	—
Accrued restructuring costs	7	194
Accounts payable	1,421	1,010
Accrued compensation	443	419
Accrued interest	262	500
Accrued warranty	175	200
Customer prepayments and unearned service revenue	519	300
Deferred revenue in excess of costs incurred	312	48
Other accrued liabilities	482	847
Total current liabilities	4,325	3,547

Long-term portion of accounts payable	329	—
10% senior subordinated convertible debt	9,750	10,000

Stockholders’ deficit:
Preferred stock, $.01 par value, 1,000,000 authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 40,000,000 authorized, 18,513,874 and 14,152,520 issued, respectively	185	142
Additional paid-in capital	90,056	88,302
Cumulative other comprehensive loss	(69)	(69)
Accumulated deficit	(97,867)	(94,169)
Total stockholders’ deficit	(7,695)	(5,794)
Total liabilities and stockholders’ deficit	$6,709	$7,753

See notes to unaudited condensed consolidated financial statements

MICRO COMPONENT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 27, 2003	Sept. 28, 2002	Sept. 27, 2003	Sept. 28, 2002

Net sales	$2,852	$2,732	$7,385	$10,074
Cost of sales	1,581	1,558	4,505	6,199

Gross profit	1,271	1,174	2,880	3,875

Operating expenses:
Selling, general and administrative	1,178	2,092	3,800	6,796
Research and development	464	1,012	1,798	3,368
Restructuring charge	—	345	266	193

Total operating expenses	1,642	3,449	5,864	10,357

Loss from operations	(371)	(2,275)	(2,984)	(6,482)

Interest income	2	25	4	101
Gain (loss) on sale of assets	—	—	213	(4)
Interest expense and other, net	(332)	(289)	(931)	(870)

Total interest and other	(330)	(264)	(714)	(773)

Net loss	$(701)	$(2,539)	$(3,698)	$(7,255)

Net loss per share, basic and diluted:

Net loss	$(0.04)	$(0.18)	$(0.22)	$(0.51)

Weighted average common and equivalent shares outstanding:
Basic and diluted	17,964	14,152	16,739	14,115

See notes to unaudited condensed consolidated financial statements

MICRO COMPONENT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	Sept. 27, 2003	Sept. 28, 2002

Cash flows from operating activities:
Net loss	$(3,698)	$(7,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	365	317
Amortization of debt issuance costs	125	129
(Gain) loss on sales and write-offs of property	(213)	4
Changes in assets and liabilities:
Accounts receivable	(1,407)	1,055
Inventories	983	244
Other assets	18	(39)
Accounts payable	740	(14)
Accrued restructuring costs	(146)	(540)
Other accrued liabilities	343	(1,198)

Net cash used in operating activities	(2,890)	(7,297)

Cash flows from investing activities:
Additions to property, plant and equipment	(108)	(149)
Proceeds from disposition of property	248	37

Net cash provided by (used in) investing activities	140	(112)

Cash flows from financing activities:
Payments of long-term debt	(27)	(31)
Proceeds from bank line of credit	702	—
Proceeds from issuance of stock	1,366	159
Stock issuance costs	(283)	—

Net cash provided by financing activities	1,758	128

Net decrease in cash and cash equivalents	(992)	(7,281)

Cash and cash equivalents at beginning of period	1,560	11,086

Cash and cash equivalents at end of period	$568	$3,805

Supplemental cash flow information:
Non-cash financing activities:
Stock issued in lieu of interest	$464	$—
Stock issued in conversion of 10% senior subordinated convertible debt	250	—
Cash paid for interest	563	500

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

As of September 27, 2003, the Company had an accumulated deficit of $97.9 million and incurred a net loss of $0.7 million and $3.7 million for the three-month and nine-month periods ended September 27, 2003, respectively.  As of September 27, 2003, the Company had cash and cash equivalents of $568,000, working capital of $1.4 million, a current ratio of 1.32, total assets of $6.7 million and total liabilities of $14.4 million. We expect to incur operating losses at the current net sales levels at least through the remainder of 2003 and our ability to generate cash and operating income is dependent on the realization of our restructuring efforts and our responsiveness to further negative impacts due to the continued downturn in the semiconductor capital equipment market.  During the first quarter of 2003, we completed the negotiation of the sub-letting of our St. Paul, Minnesota operations and have subsequently exited or renegotiated leases in several other of our facilities pursuant to those lease terms to further lower our operating costs.

As discussed in Note 5, in March 2003, we completed a private equity placement of our common stock, which resulted in net proceeds to us of $1.1 million.  On June 9, 2003, we completed a secured $2.5 million working capital line of credit with a bank.   On June 30, 2003, we completed the restructuring of $9.29 million, or 92.9%, of our 10% Senior Subordinated Convertible Notes, wherein the participating noteholders agreed to accept stock in lieu of cash for the next four semi-annual interest payment dates beginning June 30, 2003 through December 31, 2004.  In July of 2003, we completed negotiations with the majority of our vendors to extend the payment terms of the total amounts owed to them at the time.  This resulted in $1.2 million of our payables, or 67% of our total accounts payable at the time,  being restructured with a total of 281 vendors.  Under the terms of the extended payment plan, we have agreed to make four to eight equal payments beginning on July 30, 2003 until the balances are satisfied.  The number of vendors agreeing to this plan represented approximately 61% of our active vendors.

It is possible that in addition to these efforts we will need to raise additional capital though additional debt or equity offerings; however, there is no assurance that additional financing will be available on terms and conditions acceptable or favorable to us, if at all.  If we are unsuccessful in obtaining additional financing, if needed, our operations could be materially negatively impacted and we will be required to take actions that will harm our business, including potentially ceasing certain or all of our operations.

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

	Three Months Ended		Nine Months Ended
(in thousands)	Sept. 27, 2003 (1)	Sept. 28, 2002(1)	Sept. 27, 2003(1)	Sept. 28, 2002(1)
Weighted average common shares outstanding	17,964	14,152	16,739	14,115
Effect of dilutive stock options and warrants	—	—	—	—

	17,964	14,152	16,739	14,115

(1) We reported a loss for the periods indicated.  No adjustments were made for the effect of stock options and warrants, which totaled 3,112,265 shares at September 27, 2003 and 2,546,515 shares at September 28, 2002, as the effect is antidilutive.

3.                          COMPREHENSIVE NET INCOME OR LOSS

In 1997, the Financial Accounting Standards Board (FASB) issued SFAS, No. 130 Reporting Comprehensive Income which establishes standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements.  Under this standard, certain revenues, expenses, gains, and losses recognized during the period are included in comprehensive income (loss), regardless of whether they are considered to be results of operations of the period.  During the three and nine-month periods ended September 27, 2003 and September 28, 2002 total comprehensive loss equaled net loss as reported on the Consolidated Statements of Operations.

4.                          BALANCE SHEET INFORMATION

Major components of inventories were as follows (in thousands):

	September, 2003	December 31, 2002

Raw materials	$2,130	$2,541
Work-in-process	227	778
Finished goods	385	531
	$2,742	$3,850

We provide a standard thirteen month warranty program for our equipment products. We record provisions for warranty claims for these products based upon historical claim performance.  The following table provides the expense recorded and charges against our reserves through the quarter ended Septmber 27, 2003 (in thousands):

Accrued warranty balance at December 31, 2002	$200

Provision	42

Warranty claims	(67)

Accrued warranty balance at September 27, 2003	$175

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

On June 9, 2003, the company completed a one-year, $2.5 million secured working capital line of credit agreement with a bank.  Under the terms of the agreement, the company may borrow up to eighty percent (80%) of qualified receivables.  Additionally, under this agreement the company granted a first security interest in all assets of the company.  As of September 27, 2003, $0.7 million was outstanding under this agreement.

6.                          RESTRUCTURING CHARGES

2003 Restructuring Charges

During the first quarter, in response to the continued and prolonged downturn in the semiconductor capital equipment industry, we reduced our workforce across all functional areas by approximately 24% at the time, resulting in a restructuring charge of $19,000.  This charge reflected severance and other benefit costs associated with this reduction.  This workforce reduction affected a total of 26 employees across all functional areas.

During the second quarter, we completed the restructuring of our master lease for our St. Paul, MN facility resulting in a restructuring charge of $227,000, which included write-offs of $41,000 related to leasehold improvements in the vacated space which provided no future economic benefit to us.  Additionally, we further reduced our workforce across all functional areas by approximately 4% at the time, resulting in a restructuring charge of $19,000.  This charge reflected severance and other benefit costs associated with this reduction.  This workforce reduction affected a total of 4 employees across all functional areas.

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

During the third quarter, as a result of the on-going transfer of our core manufacturing operations to our Penang, Malaysia facility, we incurred a restructuring charge of $345,000, representing severance and other benefit costs associated with further reductions to our workforce.  This reduction was implemented in the third and fourth quarters of 2002 and affected a total of 38 employees or 30% of our workforce at the time, across all functional areas.

During the fourth quarter, we further reduced our workforce, resulting in a restructuring charge of $14,000.  This charge reflected severance and other benefit costs associated with the reduction, which affected 9 employees or 8% of our workforce at the time, principally in the area of sales and marketing.

The following table summarizes these charges related to workforce and manufacturing cost reductions (in thousands):

	Employee Separation Costs	Idle Facility Costs	Total
Accrued restructuring costs at December 31, 2001	$66	$890	$956

Restructuring charge for the quarter ended March 30, 2002	323	—	323

Utilization for the quarter ended March 30, 2002	(272)	(167)	(439)

Restructuring charge (recovery) for the quarter ended June 29, 2002	199	(674)	(475)

Utilization for the quarter ended June 29, 2002	(126)	(49)	(175)

Restructuring charge for the quarter ended September 28, 2002	345	—	345

Utilization for the quarter ended September 28, 2002	(119)	—	(119)

Restructuring charge for the quarter ended December 31, 2002	14	—	14

Utilization for the quarter ended December 31, 2002	(236)	—	(236)

Restructuring charge for the quarter ended March 29, 2003	19	—	19

Utilization for the quarter ended March 29, 2003	(114)	—	(114)

Restructuring charge for the quarter ended June 28, 2003	19	227	246

Utilization for the quarter ended June 28, 2003	(102)	(193)	(295)

Utilization for the quarter ended September 27, 2003	(9)	(34)	(43)

Accrued restructuring costs at September 27, 2003	$7	$—	$7

7.                          STOCK BASED COMPENSATION

In October 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure”, providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  SFAS No. 148 also amends the disclosure requirement of SFAS No. 123, “Accounting for Stock-Based Compensation” to include prominent disclosures in annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.  The Company adopted the disclosure provisions of SFAS No. 148 on December 31, 2002.

Had the Company determined stock-based compensation costs based on the estimated fair value at the grant date for its stock options, the Company’s net loss per share for the three and nine months ended September 27, 2003 and September 28, 2002, respectively, would have been as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	Sept. 27, 2003	Sept. 28, 2002	Sept. 27, 2003	Sept. 28, 2002
Net loss:
As reported	$(701)	$(2,539)	$(3,698)	$(7,255)
Fair value compensation expense	(346)	(287)	(724)	(860)
Pro forma	$(1,047)	$(2,826)	$(4,422)	(8,115)

Net loss per share – basic and diluted:
As reported	$(0.04)	$(0.18)	$(0.22)	$(0.51)
Fair value compensation expense	(0.02)	(0.02)	(0.04)	(0.06)
Pro forma	$(0.06)	$(0.20)	$(0.26)	$(0.57)

The fair value of options granted under the stock options for the three and nine months ended September 27, 2003 and September 28, 2002 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions.

	Quarters Ended		Nine Months Ended
	Sept. 27, 2003	Sept. 28, 2002	Sept. 27, 2003	Sept 28, 2002

Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	139.37%	102.51%	139.37%	102.51%
Risk-free interest rate	2.50%	4.62%	2.50%	4.62%
Expected life of options	3.5 years	3.5 years	3.5 years	3.5 years
Fair value per share of options granted	$0.73	$1.94	$0.73	$1.94

8.             RECENT ACCOUNTING PRONOUNCEMENTS

EITF Issue No. 00-21 – Revenue Arrangements with Multiple Deliverables.  In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, which provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or right to use assets.  The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  The adoption of EITF Issue No. 00-21 did not have a material effect on our results of operations and financial condition.

SFAS No. 150 – Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.  In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 requires that and issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  This requirement of this statement applies to an issuer’s classification and measurement of free-standing financial instruments, including those that comprise more than one option or forward contract.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS No. 150 did not have a material effect on our results of operations and financial condition.

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

The demand for our products and services is dependent upon growth in the semiconductor industry and the increasing automation needs of semiconductor manufacturers and independent test and assembly facilities.  In the fourth quarter of 2000, the semiconductor industry went into a sharp downturn, which intensified and has continued through the first nine months of 2003, resulting in significant adverse impacts on our business including inventory revaluations charges, write downs of impaired intangible assets and significant reductions in our employee base.  Although worldwide semiconductor bookings are showing signs of stabilization, the return to market growth cannot be predicted in the short term.  As disclosed in our Form 10-K for the year ended December 31, 2002 a continued or intensified market downturn might result in significant losses, charges for inventory revaluation, asset impairment or restructuring charges.  Consequently, as a result of this downturn, in addition to the actions taken in 2002, the following steps have been taken in 2003:

•                  We further reduced our workforce in the first and second quarters of 2003 by 24% and 4% at the time, respectively, affecting a total of 30 employees across all functional areas.

•                  In the second quarter of 2003, we completed the restructuring of our master lease agreement related to our St. Paul facility resulting in the reduction of future lease commitment under this contract.

•                  On June 30, 2003, we completed the restructuring of $9.29 million, or 92.9%, of our 10% Senior Subordinated Convertible Notes, wherein the participating noteholders agreed to accept stock in lieu of cash for the next four semi-annual interest payment dates beginning June 30, 2003 through December 31, 2004.

•                  In July of 2003, we completed negotiations with the majority of our vendors to extend the payment terms of the total amounts owed to them at the time.  This resulted in $1.2 million of our payables, or 67% of our total accounts payable at the time,  being restructured with a total of 281 vendors.  Under the terms of the extended payment plan, we have agreed to make four to eight equal payments beginning on July 30, 2003 until the balances are satisfied.  The number of vendors agreeing to this plan represented approximately 61% of our active vendors.

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

Results of Operations for the Three Months Ended September 27, 2003 and September 28, 2002

Net sales for the three months ended September 27, 2003, increased $0.2 million or 4.4% to $2.9 million compared to $2.7 million for the three months ended September 28, 2002.  Product acceptance requirements related to product and customer mix resulted in a net increase of $0.3 million to revenues over shipments in third quarter of 2003, while these same factors caused a $0.5 million increase to revenues over shipments in the third quarter of 2002.  Current quarter product sales continue to be severely impacted by the continued downturn in the semiconductor capital equipment market.  We expect net sales to continue to be adversely impacted by the market downturn.

Gross profit for the third quarter of 2003 increased by $0.1 million to $1.3 million, or 44.6% of net sales, from $1.2 million, or 43.0% of net sales, for the comparable period in the prior year.  The improvement in gross margin in the current year period primarily resulted from lower production costs associated with our Malaysia manufacturing facility coupled with the restructuring activities that have been undertaken over the last twelve months.  We expect gross margins to continue to be adversely impacted by the market downturn, partially offset by the benefits of the restructuring steps we have initiated along with the cost benefits realized in our foreign manufacturing.

Selling, general and administrative expense in the third quarter of 2003 was $1.2 million, or 41.3% of net sales, compared to $2.1 million, or 76.6% of net sales for the third quarter of 2002.   The decrease in expense for the current year period is a result of the cost reduction measures initiated in 2002 and continuing throughout 2003.

Research and development expense for the third quarter of 2003 was $0.5 million, or 16.3% of net sales compared to $1.0 million, or 37.0% of net sales in the third quarter of 2002.  The decrease in expense for the current year period is a result of the cost reduction measures initiated in 2002 and continuing throughout 2003.

Interest income for the third quarter of 2003 was $2,000 compared to $25,000 in the third quarter of 2002.  This decrease resulted from the decrease in investment in interest-bearing cash and cash equivalents.  Interest expense and other totaled $332,000 or 11.6% of net sales in the current year’s quarter, compared to $289,000 or 10.6% of net revenue for the comparable period in the prior year.  The interest expense resulted from our 10% Senior Subordinated Convertible Notes, which were issued in December of 2001, the amortization of debt issuance costs associated with the note offering and interest associated with our bank line of credit.

Net loss for the quarter ended September 27, 2003 was $0.7 million or $0.04 per share, as compared to a net loss of $2.5 million, or $0.18 per share in the prior year period.

Results of Operations for the Nine Months Ended September 27, 2003 and September 28, 2002

Net sales for the nine months ended September 27, 2003, decreased $2.7 million or 26.7% to $7.4 million compared to $10.1 million for the nine months ended September 28, 2002.  Product acceptance requirements related to product and customer mix resulted in a net decrease to revenues of $0.8 million over shipments for the 2003 nine month period compared to a net increase to revenues of $2.6 million over shipments for the comparable prior year period.  Current product sales continue to be severely impacted by the continued downturn in the semiconductor capital equipment market.  We expect net sales to continue to be adversely impacted by the market downturn.

Gross profit for the first nine months of 2003 decreased by $1.0 million to $2.9 million, or 39.0% of net sales, from $3.9 million, or 38.5% of net sales, for the comparable period in the prior year.  The decrease in gross margin dollars is directly related to the reduction in net sales. The maintenance of the gross margin percentage resulted from the cost benefits associated with our transfer of manufacturing to our Malaysia facility and other restructuring efforts.  We expect gross margins to continue to be adversely impacted by the market downturn, partially offset by the benefits of the restructuring steps we have initiated along with the cost benefits realized in our foreign manufacturing.

Selling, general and administrative expense for the first nine months of 2003 was $3.8 million, or 51.5% of net sales, compared to $6.8 million, or 67.5% of net sales for the first nine months of 2002.  The decrease in expense for the current year period is a result of the cost reduction measures initiated in 2002 and continuing throughout 2003.

Research and development expense for the first nine months of 2003 was $1.8 million, or 24.3% of net sales, compared to $3.4 million, or 33.4% of net sales for the first nine months of 2002.   The decrease in expense for the current year period is a result of the cost reduction measures initiated in 2002 and continuing throughout 2003.

The restructuring charge totaled $266,000 or 3.6% of net sales for the current year period.  This charge resulted from reductions of our workforce across all functional areas in the first and second quarter of 2003.  This charge reflects severance and other benefits costs paid in 2003 related to exit activities commenced in 2002.  However, certain criterion under EITF 94-3 were not satisfied for these 2003 severance and benefit costs to be accrued at December 31, 2002.  This workforce reduction affected 30 employees, across all functional areas. Additionally included in this charge, are restructuring costs associated with our St. Paul facility for $227,000 resulting from the restructuring of our master lease agreement related to this facility The restructuring charge for the first nine months of 2002 totaled $193,000 or 1.9% of net sales.  This resulted from the following:

•                  During the first quarter, we reduced our workforce across all functional areas by approximately 25% at the time, resulting in a restructuring charge of $323,000.  This charge reflected severance and other benefits costs associated with this reduction.  This workforce reduction affected 44 employees, principally in the areas of manufacturing, sales and marketing and engineering.

•                  During the second quarter, we further reduced our workforce by an additional 7% at the time, resulting in a restructuring charge of $199,000.  This charge reflected severance and other benefit costs associated with the reduction, which affected 9 employees across all functional areas.  We also completed a lease settlement agreement related to our Marlborough, Massachusetts’ facility.  This agreement required us to pay $450,000 or approximately 35% of the outstanding lease obligation, which was to expire in April 2003.  As of December 31, 2002, the full amount of this settlement was paid. The settlement of this lease resulted in a $674,000 recovery.

•                  During the third quarter, as a result of the on going transfer of our core manufacturing operations to our Penang, Malaysia facility, we incurred a restructuring charge of $345,000, representing severance and other benefit costs associated with further reductions to our workforce.  This reduction was implemented in the third and fourth quarters of 2002 and affected a total of 38 employees or 30% of our workforce at the time, across all functional areas.

Interest income for the first nine months of 2003 was $4,000 compared to $101,000 for the comparable period in the prior year.  This decrease resulted from the decrease in investment in interest-bearing cash and cash equivalents.  In connection with the transfer of our manufacturing operations to Penang, we sold certain fixed and other assets from our St. Paul, Minnesota facility resulting in a gain on sale of $213,000 or 2.9% of net sales for the nine-month period of 2003 ended September 27, 2003.  Interest expense and other totaled $931,000 or 12.6% of net sales in the current year, compared to $870,000 or 8.6% of net sales for the comparable period in the prior year.  The interest expense resulted from our 10% Senior Subordinated Convertible Notes, which were issued in December of 2001, the amortization of debt issuance costs associated with the note offering and interest associated with our bank line of credit.

Net loss for the nine-month period ended September 27, 2003 was $3.7 million or $0.22 per share, as compared to a net loss of $7.3 million, or $0.51 per share in the prior year period.

Liquidity and Capital Resources

The Company’s consolidated financial statements are prepared and presented on a going concern basis.  As of September 27, 2003, the Company had an accumulated deficit of $97.9 million and incurred a net loss of $0.7 million and $3.7 for the three-month and nine-month periods ended September 27, 2003, respectively.  As of September 27, 2003, the Company had cash and cash equivalents of $568,000, working capital of $1.4 million, a current ratio of 1.32, total assets of $6.7 million and total liabilities of $14.4 million.  At December 31, 2002, we had cash and cash equivalents of $1.6 million, a current ratio of 1.81 and working capital of $2.9 million.

The net loss and increase in accounts receivable were the primary uses of cash in the first nine months of 2003.  The net loss, change in accounts receivable and other accrued liabilities were the primary uses of cash in the first nine months of the prior year.  Cash used in operations was $3.4 million in the first nine months of 2003 and $7.3 million in the first nine months of 2002.

Capital expenditures were $108,000 for the first nine months of 2003 compared to $149,000 for the first nine months of 2002. The current year capital spending relates to the establishment of our Malaysian manufacturing facility.

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

On June 9, 2003, we completed a one-year, $2.5 million secured working capital line of credit agreement with a bank.  Under the terms of the agreement, we may borrow up to eighty percent (80%) of qualified receivables.  Additionally, under this agreement the company granted a first security interest in all assets of the company.  As of September 27, 2003, $0.7 million was outstanding under this agreement.

On June 30, 2003, we completed the restructuring of $9.29 million, or 92.9%, of our 10% Senior Subordinated Convertible Notes, wherein the participating noteholders agreed to accept stock in lieu of cash for the next four semi-annual interest payment dates beginning June 30, 2003 through December 31, 2004.  As part of this restructuring, the company amended the notes of the participating noteholders to reduce the conversion price from $2.60 per share to $1.00 per share for the remainder of the term through December 2006.  The agreement also included standard anti-dilution provisions, and required the company to register the shares with the Securities and Exchange Commission.

In July of 2003, we completed negotiations with the majority of our vendors to extend the payment terms of the total amounts owed to them at the time.  This resulted in $1.2 million of our payables, or 67% of our total accounts payable at the time,  being restructured with a total of 281 vendors.  Under the terms of the extended payment plan, we have agreed to make four to eight equal payments beginning on July 30, 2003 until the balances are satisfied.  The number of vendors agreeing to this plan represented approximately 61% of our active vendors.

We estimate that we might need to raise additional capital, dependent on our financial performance, through debt or equity offerings, or by selling assets of the Company.  We believe that our ability to fund our operations and capital requirements for 2003, and our ability to obtain financing, are dependent on the success of our strip product technology in the currently depressed semiconductor capital equipment market and the realization of the cost benefits associated with our restructuring activities.  There is no assurance that additional financing, if needed, will be available on terms and conditions acceptable or favorable to us, if at all.  If we are unsuccessful in obtaining additional financing, if needed, our operations could be materially negatively impacted and we will be required to take actions that will harm our business, including potentially ceasing certain or all of our operations.

Impact of Accounting Standards

In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, which provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or right to use assets.  The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  The adoption of EITF Issue No. 00-21 did not have a material effect on our results of operations and financial condition.

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150,   Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 requires that and issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  This requirement of this statement applies to an issuer’s classification and measurement of free-standing financial instruments, including those that comprise more than one option or forward contract.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS No. 150 did not have a material effect on our results of operations and financial condition.

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

We expect losses to continue for the remainder of 2003, which could require us to obtain additional capital or pursue other strategic alternatives.  It is uncertain whether we will be able to obtain a sufficient amount of additional capital, if needed, on acceptable terms, or at all.  Further, if future financing requirements are satisfied through the issuance of equity or debt instruments, shareholders may experience additional dilution in terms of their percentage of ownership of our securities.  If we are unsuccessful in obtaining additional financing, if needed, our operations could be materially negatively impacted and we will be required to take actions that will harm our business, including potentially ceasing certain or all of our operations.

All forecasts and projections in this report are “forward-looking statements,” and are based on our current expectations of our near-term results, based on current information available pertaining to us, including risk factors discussed above.  Actual results could differ materially.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically had little impact on us.  Inflation has not been a significant factor in our operations in any of the periods presented, and it is not expected to affect operations in the future.  At September 27, 2003, all of our outstanding long-term debt carries interest at a fixed rate. There is no material interest rate risk relating to our long-term debt.

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

MICRO COMPONENT TECHNOLOGY, INC.

FORM 10-Q

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

(c) On March 7, 2003 and March 26, 2003, pursuant to a private equity placement with a group of accredited investors, we issued a total of 3,166,869 shares of common stock, which resulted in net proceeds to us of approximately $1.1 million.  Stock issuance costs associated with this offering totaled approximately $241,000.  As part of this offering, we also issued warrants to purchase 253,350 shares of common stock that have a term of five years with an exercise price of $0.43 per share.  The offering was exempt from registration under Rule 506 under the Securities Act of 1933, because all of the purchasers were accredited, there was no general solicitation, and the shares are subject to restrictions on transfer.

On June 9, 2003, we issued a seven-year warrant to purchase 30,000 shares of our common stock at an exercise price of $0.458 to the bank that granted us a working capital line of credit.  The issuance was exempt from registration under Section 4 (2) of the Securities Act of 1933, because it involved one sophisticated purchaser who had access to current information about the Company.  The purchaser represented that it was purchasing for investment, and the securities are subject to restriction on transfer.

As of June 30, 2003, we issued 936,485 shares of our common stock to the holders of our 10% Senior Subordinated Convertible Notes (“the Notes”) in payment of interest due on June 30, 2003.  The issuance was exempt from registration under Rule 506 under the Securities Act of 1933, because all of the noteholders were accredited, there was no general solicitation, and the shares were subject to restrictions on transfer.

During the period covered by this report, we issued a total of 250,000 shares of our common stock to holders of the Notes pursuant to conversion of their Notes at $1.00 per share.  The issuance was exempt from registration under Rule 506 under the Securities Act of 1933, because all of the noteholders were accredited, there was no general solicitation, and the shares were subject to restrictions on transfer.

Item 4.  Submission Of Matters To A Vote Of Security Holders

The Company’s annual meeting of stockholders was held on June 26, 2003. The meeting has been subsequently adjourned until October 23, 2003 to allow for the receipt of additional proxies on approval of the 2003 Incentive Stock Option Plan.

Item 5.  Other Information

Restructuring Charge.  During the first quarter of 2003, in response to the continued and prolonged downturn in the semiconductor capital equipment industry, we further reduced our workforce across all functional areas by approximately 24% at the time, resulting in a restructuring charge of $19,000.  This charge reflects severance and other benefits costs associated with this reduction.  This workforce reduction affected 26 employees across all functional areas. During the second quarter, we completed the restructuring of our master lease agreement related to our St. Paul, MN facility, resulting in a restructuring charge of $227,000, which included write-offs of $41,000 related to leasehold improvements.  Additionally, we further reduced our workforce across all functional areas by approximately 4% at the time, resulting in a restructuring charge of $19,000.  This charge reflected severance and other benefit costs associated with this reduction.  This workforce reduction affected a total of 4 employees across all functional areas.

On June 9, 2003, we completed a one-year, $2.5 million secured working capital line of credit agreement with a bank.  Under the terms of the agreement, the company may borrow up to eighty percent (80%) of qualified receivables.  Additionally, under this agreement the company granted a first security interest in all assets of the company.  As of September 27, 2003, $0.7 million was outstanding under this agreement.

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

In July of 2003, we completed negotiations with the majority of our vendors to extend thepayment terms of the total amounts owed to them at the time.  This resulted in $1.2 million of our payables, or 67% of our total accounts payable at the time,  being restructured with a total of 281 vendors.  Under the terms of the extended payment plan, we have agreed to make four to eight equal payments beginning on July 30, 2003 until the balances are satisfied.  The number of vendors agreeing to this plan represented approximately 61% of our active vendors.

Item 6.  Exhibits and Reports on Form 8-K

(a)          Reports on Form 8-K

On August 6, 2003, we issued a press release disclosing financial information regarding the quarter ended June 28, 2003 for which a Form 8-K was filed on August 11, 2003.

(b)         Exhibit Index

10                                    Accounts Receivable Financing Agreement with Silicon Valley Bank (filed herewith).

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

Micro Component Technology, Inc.
Registrant

Dated: November 3, 2003	By:	/s/ Roger E. Gower
Roger E. Gower President and Chief Executive Officer

And

Dated: November 3, 2003	By:	/s/ Thomas P. Maun
Thomas P. Maun Chief Financial Officer Chief Accounting Officer