Form 10-K
period 2003-12-31
MICRO COMPONENT TECHNOLOGY INC
filed 2004-03-19
CIK 911149

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2003

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

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 28, 2003 (the business day of the Registrant’s most recently completed second fiscal quarter), was $7.79 million based upon the closing price $0.45 on that date for the shares.

Number of shares outstanding of the Registrant’s Common stock, as of March 15, 2004 is 24,784,776.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for the annual meeting of stockholders (the “Proxy Statement”) to be filed within 120 days after the Registrant’s fiscal year ended December 31, 2003, are incorporated by reference into Part III.

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

On August 16, 2000, we issued 3,000,000 shares of common stock, and on September 18, 2000, we issued 290,000 shares of common stock, in a public stock offering.  Proceeds from the offering totaled $19.7 million.

On December 24, 2001, we issued $10.0 million of 10% Senior Subordinated Convertible Notes due in 2006 to a group of accredited investors.  These Notes are convertible into MCT common stock. The conversion price was initially $2.60 per share, and has been reduced to $1.00 per share for substantially all of the Notes.  The reduction in conversion price was offered to Noteholders in exchange for their agreement to receive common stock in lieu of cash interest payments for a period of two years.  The Notes are redeemable by MCT at any time after January 3, 2004 as long as the market price of our common stock equals or exceeds 150% of the conversion price.  Proceeds of the Notes, net of debt issuance costs, totaled $9.2 million.  Holders of the Notes have standard registration rights if they convert the Notes to common stock.

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

On June 9, 2003, the company completed a one-year, $2.5 million secured working capital line of credit agreement with a bank.  Under the terms of the agreement, the company may borrow up to eighty percent (80%) of qualified receivables.  Additionally, under this agreement the company granted a first security interest in all assets of the company.  As of December 31, 2003, $0.38 million was outstanding under this agreement.

On June 30, 2003, we completed the restructuring of $9.29 million, or 92.9%, of our 10% Senior Subordinated Convertible Notes, wherein the participating noteholders agreed to accept stock in lieu of cash for the next four semi-annual interest payment dates beginning June 30, 2003 through December 31, 2004, and we agreed to reduce the conversion price to $1.00 per share.

Introduction

We are a leading supplier of integrated automation solutions for the global semiconductor test and assembly industry.  We offer complete and comprehensive equipment automation solutions for the test, laser mark, mark inspect, singulation, sort, and packaging for shipment portions of the back-end of the semiconductor manufacturing process that significantly improve our customers’ productivity, yield and throughput.  Our solutions include our series of integrated Smart Solutions, automated test handlers, factory automation software and equipment integration services.  Our customers include many leading semiconductor companies such as Microchip Technologies, Analog Devices, National Semiconductor, Phillips Semiconductor, Cypress Semiconductor and ST Microelectronics and many of the leading back-end contract test and assembly companies including Amkor and NS Electronics Bangkok.  We believe we have one of the world’s largest installed bases of handlers used to test semiconductor devices.

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

Beginning in 1999, we broadened our strategy from that of a test handler manufacturer to also a provider of comprehensive equipment automation solutions for the back-end of the semiconductor manufacturing process.  Consistent with this new strategy, we completed two acquisitions.  Our acquisition of Infinity Systems in June 1999, a company involved in the development of factory automation software, was integral to the development of our integrated equipment Smart Solutions product suite.  In January 2000, we completed our acquisition of Aseco, which provided us with increased machine vision and robotics engineering technology critical to the handling of strips and wafers.

Industry Overview

The semiconductor device industry had grown tremendously over the ten-year period ending in the year 2000. This growth had been driven by traditional semiconductor markets like personal computers and data processing, and more recently by the proliferation of semiconductor devices in telecommunications, wireless communications, and consumer electronics, as well as Internet infrastructure equipment.  However, the semiconductor capital equipment market, in which we compete, has historically been subject to cyclical periods of high growth and contraction.  In the latter part of 2000, the semiconductor capital equipment market went into a deep and prolonged downturn, which has continued through most of 2003.  Although the market appears to have stabilized and shown signs of recent growth, there are no assurances that it will return to its historical growth rates or sustain its present improvement.

The process of semiconductor manufacturing is one of the most complicated and logistically challenging manufacturing processes in the world.  An advanced semiconductor device can travel thousands of miles and undergo as many as 500 production steps before completion.  The semiconductor device manufacturing process is traditionally divided into two parts: the front-end, which includes wafer fabrication from raw materials to a finished wafer; and the back-end, which includes semiconductor device assembly, test, and packaging.  Front-end and back-end manufacturing facilities are expected to run 24 hours a day, 7 days a week to provide the productivity needed to meet the requirements of the market.

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

Automation and process improvement of back-end tools and facilities is severely lagging the front-end.  Only recently have manufacturers begun to seek automation and process solutions for the back-end production process.  This is because, historically, the cost of back-end assembly and test processes was only a small portion of the total semiconductor device cost and traditional processes were able to provide adequate throughput.  Today the cost of back-end assembly and test per semiconductor device often equals or exceeds the wafer fabrication cost per semiconductor device.  We believe that as manufacturers seek to raise the standards of yield, productivity, throughput and cost reduction in the back-end, the growth rate of the newly developing back-end automation market could increase rapidly.

Traditional Semiconductor Manufacturing Process

Semiconductor devices arrive for test in strip or wafer format, with each strip or wafer containing multiple individual devices.  Until recently, most semiconductor manufacturers believed it was necessary to test individual semiconductor devices after they were singulated, or cut from the strip or wafer.  However, as semiconductor device and package sizes have shrunk, they have become extremely difficult to handle individually.  For example, manufacturers’ chip scale packages, or CSPs, are nearly the same size as the die they package.  Traditional handling tools do not have the precision to adequately address the various semiconductor device size and chip-scale packaging technologies demanded by manufacturers.  As a result, handling tools designed for singulated processes have become a bottleneck to throughput.

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

Our Solution

We seek to provide our customers comprehensive equipment automation solutions for their test and assembly processes.  By deploying our products and services, our customers are able to improve their production yields, factory throughput, tool productivity and utilization while reducing product cost.  The key components of our solution are:

• Tapestry series automated strip handler,

• Smart Solutions integrated equipment product series,

• Infinity Systems factory automation software and equipment integration services, and

• Line of traditional test handlers for singulated processes.

Our solution provides the following benefits to our customers:

Flexibility to address new form factors, including wafers and strips.  We believe that our Tapestry series of handler are among the first handlers capable of processing semiconductor devices in strip or wafer formats.  Tapestry provides increased flexibility, permitting the handling and testing of a variety of packages, substrates and semiconductor device types.  Depending on the application, we believe that our Tapestry handler’s throughput capability is three to ten times greater than existing singulated handling options available today.

Ability to collect critical process data.  Our Smart Solutions equipment products utilize our factory automation software to provide both the hardware and software necessary to accurately track important yield events in the test and assembly portion of the back-end process.  We use state-of-the-art technology including machine vision to accurately track all semiconductor devices as they travel through the test and assembly processes.  This machine vision technology is not only critical to the precise positioning of strips, but also enables our software to generate critical process data.  This information, together with yield information obtained in the assembly process and the front-end facility, can provide real-time data on the entire semiconductor manufacturing process for each wafer, giving manufacturers the information they need to improve their processes and increase their yields.

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

Strategy

Our objective is to be the leading supplier for the newly developing market of automated solutions for the semiconductor test and assembly market.  Key elements of our strategy include:

Providing comprehensive automated solutions.  Today, we provide equipment automation solutions for the test and assembly portion of the semiconductor manufacturing process, including test, laser mark, mark inspect, and other processes.  In addition, we are expanding our automation solutions to include equipment integration solutions compatible with products from a greater number of other equipment manufacturers such as trim, form and singulation system providers.  We have enhanced the software component of our automation solutions by adding data analysis and report generating capabilities to increase our customer’s ability to improve their manufacturing process.  In the future we plan to expand the Smart Solution suite of products to handle other processes within the semiconductor test and assembly area.

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

Automation Product Category	Product Name	Introduced	Applications

Smart Solutions	Tapestry SC	July 2003	A next generation handling system for semiconductor devices that are in strip or wafer package formats.
	Tapestry	February 1999	A next generation handling system for semiconductor devices that are in strip or wafer package formats.
	SmartMark	May 2000	An automated high-speed laser marker for integration with strip handling or for marking strips with 2D codes.
	SmartTrak	May 2000	Software management system providing a map with information about each semiconductor device in the strip.
	Input/Output Module (Slotted)	February 1999	Automatic loading and unloading module of strips contained in a slotted magazine assembly.
	Input/Output Module (Stacked)	May 2000	Automated loading and unloading of strips contained in a stacked magazine assembly.
Automation Software	Infinity Systems Software Solutions	Acquired in June 1999	Manufacturing software control systems for semiconductor assembly and test plants including equipment integration through overall factory and corporate information systems integration.

Smart Solutions.  Our Smart Solutions equipment product family was introduced to meet the anticipated evolution of back-end manufacturing from singulated handling to strip processing through the final stages of assembly and electrical test.  Additionally, our Smart Solutions products are designed with electronic strip mapping capability as a cornerstone.  As high-density semiconductor strips with tiny chip scale packages become the standard, electronic strip mapping addresses the problem of manually tracking individual semiconductor devices within the strip.  The new Smart Solutions systems provide customers enhanced performance in either stand-alone or integrated assembly lines.  The current average selling price for Smart Solutions products vary from $300,000 for a single module to approximately $1.0 million for a system that includes all of the components.

Tapestry SC, introduced in July 2003, is our next generation system for semiconductor devices that are in strip format.  The system is targeted to meet the growing need for lower cost of ownership, greater flexibility, easier use, increased process control, faster set-up and changeover times.  The Tapestry SC has several optional features and can be targeted at several different applications with the potential to add additional options and / or capability at a later time.  The Tapestry SC is compatible and complementary to the Tapestry PH-1.

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

Singulated Handling Products

We also provide more traditional singulated handling products utilizing gravity-feed technology.  As a result of our shift in product strategy to strip-based solutions, we will build our singulated products only when a sales order exists and if technology permits.  We continue to support these products for our installed base of systems for consumable and spare parts.

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

Research and Development

As an important element of our business strategy, we work closely with our customers to develop new products and enhancements of existing products to meet the evolving needs of the test and assembly market, particularly with respect to emerging semiconductor devices, while striving to provide the lowest cost of test.  These efforts, historically focused on test handler products, have resulted in the successful introduction of several new product platforms, including our 5100, S-130 and S-170, the Tapestry and Tapestry SC strip testing and associated handling modules, and our SmartMark products.

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

Our research and development expenses were $2.4 million, $4.2 million, and $7.9 million in the years ended December 31, 2003, 2002 and 2001, respectively.  Our combined resources totaled 16 employees and contractors in research and development, or approximately 16% of our entire workforce, at December 31, 2003. We expect research and development expenses to remain consistent with 2003 levels, subject to increases due to customer requirements for system related products.

Customers

Our customers include many of the leading manufacturers of semiconductor devices, as well as test and assembly companies, in the United States, Europe and Asia.  In recent years, our significant customers have shifted from the major semiconductor manufacturers to test and assembly companies, corresponding to the increased utilization of test and assembly companies by the major semiconductor manufacturers.  Microchip Technologies and Analog Devices accounted for 32% and 9% of our net sales, respectively, in the year ended December 31, 2003.  Analog Devices and National Systems accounted for 16% and 15% of our net sales, respectively, in the year ended December 31, 2002.  Amkor Technology, Inc. accounted for 17%, Analog Devices 13% and Phillips Semiconductor 11% of our net sales in the year ended December 31, 2001, respectively.

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

Marketing, Sales and Worldwide Support

We market our products primarily to semiconductor manufacturers and third party test and assembly companies through our own sales force and in selected markets through independent sales representatives and distributors.  Our automation solutions, however, are marketed directly by our employees to the key personnel at customers and potential customers who are in charge of capital equipment for the entire back-end.  These sales frequently involve major decisions by the customer as to the configuration and operation of its entire back-end operation.  Consequently, the sales cycle for Smart Solutions products may be longer than for our traditional handler products as the average order amount is generally larger.

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

Manufacturing and Suppliers

In 2002, we began the transition of our high volume manufacturing operations from our St. Paul, Minnesota facility to Penang, Malaysia.  This was completed in early 2003.  It is our belief that our new Malaysian operations will provide cost savings as well as an increased presence in our prime sales geographical area.  We combine proprietary software and components developed in our facilities with components and subassemblies obtained from outside suppliers.  We have established relationships with suppliers in Malaysia which allow us to out-source manufacturing of our components to a number of different suppliers. We do not maintain any long-term supply agreements with any of our key suppliers.

Competition

The semiconductor device testing and assembly equipment industry is highly competitive, and the market for our automation products and services is expected to become more competitive.  We face substantial competition throughout the world primarily from manufacturers in Asia, the United States and Japan.  The only companies that we are aware of that currently offer a production grade strip handling solution comparable to our Tapestry products are Fico BV, ASM International, Electroglas, Tesec and Cohu, Inc., whose products were introduced between 1995 and 2003.  However, we are aware that other companies are developing strip handling solutions, some have shipped beta versions to customers, and we expect other companies will offer automation systems for the back-end when strip testing technology becomes more accepted.  Our primary competitors in the traditional handler market are Advantest Corporation, Aetrium Incorporated, Cohu, Inc., Multitest Electronics Systems GmbH, and Rasco AG.  Many of these competitors are considerably larger and have considerably greater financial resources than we do.

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

Intellectual Property Rights

We attempt to protect the proprietary aspects of our products with patents, trademarks and copyrights, as well as contractual and other trade secret protection strategies.  We have seven patents issued and active in the U.S., and one foreign patent application pending.

We have developed and are using a number of trademarks, slogans and other commercial symbols to advertise and sell our products.  Six of our product marks have been registered with the U.S. Patent and Trademark Office.  Our proprietary computer programs are protected under federal copyright law as unpublished original works.  We also maintain the secrecy of our software source codes through licensing and other restrictions.

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

Backlog

At December 31, 2003, our backlog of unfilled orders for which a purchase order number has been assigned by the customer and for which a delivery schedule has been specified was $5.1 million. At December 31, 2002, our backlog was $3.1 million. At December 31, 2001 our backlog was $1.7 million.  A significant portion of the backlog at December 31, 2003, is expected to be shipped in the next two quarters.  Since a large majority of the shipments made in a given quarter are usually made during the latter part of the quarter, and since a significant portion of shipments in a given quarter are booked during that same quarter, backlog as of a date in the middle of the quarter will typically be greater than backlog at quarter end.  All orders are subject to cancellation by the customer with limited charges.  Our backlog at a particular date is not necessarily indicative of actual sales for that or any succeeding period and does not reflect the effects of the SEC’s Staff Accounting Bulletin No. 101, amended by Staff Accounting Bulletin 104 (SAB 104) discussed in our revenue recognition policy in Note 1 of Notes to Consolidated Financial Statements included elsewhere herein.

Employees

At December 31, 2003, we had a total of 99 employees plus 1 contract personnel, in the following areas: 44 in manufacturing, 16 in engineering and research and development, 23 in sales, marketing, application engineering and service, and 17 in administration.  Our workforce declined by 10 positions during 2003 or approximately 9% due to staff reductions as a result of the continued downturn in the semiconductor capital equipment market and a shift of our operations to Penang, Malaysia.  These reductions were across all functional areas.  Many of our employees are highly skilled, and we believe our future success will depend in large part on our ability to attract and retain similar employees.  None of our employees are covered by a collective bargaining agreement, and we have experienced no work stoppages.  We consider our relationship with our employees to be good.

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

ITEM 2.  Properties

We occupy approximately 22,000 square feet of leased space in St. Paul, Minnesota, for our principal executive offices and research and product development activities.  This lease expires in 2007.   We occupy approximately 54,000 square feet of leased space in Penang, Malaysia, which is utilized as a manufacturing center for our mature products.  This lease expires in June 2004, which we believe we will be able to extend for a minimum of one year.  We believe that our current and committed facilities are adequate to support our growth for at least the next twelve months.

ITEM 3.  Legal Proceedings

There are no material pending legal, governmental, administrative or other proceedings to which we are a party.

ITEM 4.  Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of stockholders was held on June 26, 2003. The meeting was adjourned until October 23, 2003 to allow for the receipt of additional proxies on approval of the 2003 Incentive Stock Option Plan.  The vote summaries for this item are as follows:

For	3,567,337
Against	3,598,904
Abstain	45,024
Broker non-votes	7,841,325

PART II

ITEM 5.  Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

On May 20, 2002, The Nasdaq Stock Market, Inc. (“Nasdaq”) notified us that we failed to meet the standards for continued listing of our common stock on the Nasdaq National Market.  On August 8, 2002, we had a hearing before Nasdaq at which we presented a plan to meet those standards and requested Nasdaq to suspend its action to give us time to complete the plan.  On September 5, 2002, in response to this meeting, Nasdaq notified us of its decision to transfer the listing of our securities to the Nasdaq SmallCap Market effective with the open of business on September 10, 2002.  Further, certain financial covenants with respect to equity maintenance were set forth that were required to be met by October 31, 2002 to maintain the Nasdaq SmallCap Market listing.  We were unable to meet those requirements.  On November 6, 2002, Nasdaq notified us that effective November 7, 2002 our securities would be de-listed from the Nasdaq SmallCap Market and would begin trading on the OTC Bulletin Board under the symbol MCTI.  The following table sets forth, for the periods indicated, the high and low closing sale prices per share of our common stock, as reported by the OTC Bulletin Board, the Nasdaq SmallCap Market and the Nasdaq National Market for the applicable periods.  The share prices represent prices established between broker – dealers and therefore do not reflect prices of actual transactions.

	High	Low
Year ended December 31, 2003:
First Quarter	$0.68	$0.29
Second Quarter	0.57	0.37
Third Quarter	0.95	0.46
Fourth Quarter	1.52	0.84

Year ended December 31, 2002:
First Quarter	$3.92	$2.50
Second Quarter	4.47	1.95
Third Quarter	2.49	.50
Fourth Quarter	1.04	.27

The approximate number of holders of record of our common stock as of December 31, 2003 was 334.

We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future.  We currently intend to retain future earnings to fund the development and growth of our business.  Under the Note Purchase Agreement  associated with the issuance of the 10% Senior Subordinated Convertible Notes (discussed in Note 6 in Notes to Consolidated Financial Statements contained elsewhere herein)  we are prohibited from paying dividends.

ITEM 6.  Selected Consolidated Financial Data

	SELECTED CONSOLIDATED FINANCIAL DATA
	Years Ended
	Dec. 31, 2003	Dec. 31, 2002	Dec. 31, 2001	Dec. 31, 2000	Dec. 31, 1999
	(in thousands, except per share data)

Consolidated Statement of Operations Data:
Net sales	$11,123	$12,211	$25,406	$49,902	$19,839
Cost of sales:
Product	6,295	7,604	15,832	26,905	9,485
Inventory revaluation	—	913	8,092	3,979	—
Total cost of sales	6,295	8,517	23,924	30,884	9,485
Gross Profit	4,828	3,694	1,482	19,018	10,354
Operating expenses:
Selling, general and administrative	4,872	8,556	10,864	16,177	7,423
Research and development	2,351	4,214	7,859	9,271	2,864
Amortization of intangible assets	—	—	2,632	4,308	10
Write-down of impaired intangible assets	—	—	9,298	3,405	—
Restructuring charges	266	207	2,444	—	—
Income (loss) from operations	(2,661)	(9,283)	(31,615)	(14,143)	57
Other income	(1,007)	(1,047)	196	(46)	(7)
Income (loss) before income taxes	(3,668)	(10,330)	(31,419)	(14,189)	50
Income tax provision	—	—	—	—	—
Net income (loss) before cumulative effect	(3,668)	(10,330)	(31,419)	(14,189)	50
Cumulative effect of change in accounting principle	—	—	—	(1,264)	—

Net income (loss)	$(3,668)	$(10,330)	$(31,419)	$(15,453)	$50

Basic earnings (loss) per share:
Continuing operations	$(0.21)	$(0.73)	$(2.24)	$(1.23)	$0.01
Cumulative adjustment	—	—	—	(0.11)	—
Net income (loss)	$(0.21)	$(0.73)	$(2.24)	$(1.34)	$0.01

Diluted earnings (loss) per share:
Continuing operations	$(0.21)	$(0.73)	$(2.24)	$(1.23)	$0.01
Cumulative adjustment	—	—	—	(0.11)
Net income (loss)	$(0.21)	$(0.73)	$(2.24)	$(1.34)	$0.01

Proforma net loss (1)	—	—	—	—	$(462)

Proforma net loss per share:
Basic	—	—	—	—	$(0.06)
Diluted	—	—	—	—	$(0.06)

Weighted average shares outstanding:
Basic	17,606	14,125	14,027	11,531	7,435
Diluted	17,606	14,125	14,027	11,531	7,682

Selected Balance Sheet Data:
Cash and cash equivalents	$1,078	$1,560	$11,086	$12,047	$1,045
Working capital	1,618	2,861	12,907	22,347	6,386
Total assets	7,194	7,753	21,341	51,023	10,324
Long-term debt	195	—	33	37	70
Convertible notes	7,340	10,000	10,000	—	—
Total stockholders equity (deficit)	$(5,026)	$(5,794)	$4,377	$35,592	$7,256

Notes:

(1)       In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101 (“SAB 101”), which, among other things, establishes the SEC’s staff’s interpretation that if uncertainty exists about customer acceptance of a product, revenue should not be recognized until acceptance occurs. In the fourth quarter of 2000, we changed our method of recognizing revenue to comply with SAB 101.  As a result of this change, we reported a change in accounting principle in accordance with APB Opinion No. 20 (APB 20), Accounting Changes, by a cumulative effect adjustment.  Proforma amounts reflect the impact of the adoption of SAB 104.

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

The demand for our products and services is dependent upon growth in the semiconductor industry and the increasing automation needs of semiconductor manufacturers and independent test and assembly facilities.  In the fourth quarter of 2000, the semiconductor industry went into a sharp downturn, which intensified and continued through the majority of 2003, resulting in a significant adverse impact on our business.  Although worldwide semiconductor bookings are showing signs of stabilization and demand for our products has recently increased, the return to sustained market growth cannot be predicted in the short term.  As disclosed in our Form 10-K for the year ended December 31, 2002 and each of our Forms 10-Q for the first three quarters of 2003, a continued or intensified market downturn might result in significant losses, charges for inventory revaluation, or asset impairment or restructuring charges.  Consequently, as a result of this downturn, in addition to the actions taken in 2001 and 2002, we took the following additional steps in 2003:

Workforce and Facility Cost Reductions

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

During the second quarter, we completed the restructuring of our master lease for our St. Paul, MN facility, resulting in a restructuring charge of $227,000, which included write-offs of $41,000 related to leasehold improvements in the vacated space which provided no future economic benefit to us.  Additionally, we further reduced our workforce across all functional areas by approximately 4% at the time, resulting in a restructuring charge of  $20,000.  This charge reflected severance and other benefit costs associated with this reduction.  This workforce reduction affected a total of 4 employees across all functional areas.

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

On June 9, 2003, the company completed a one-year, $2.5 million secured working capital line of credit agreement with a bank.  Under the terms of the agreement, the company may borrow up to eighty percent (80%) of qualified receivables.  Additionally, under this agreement the company granted a first security interest in all assets of the company.  As of December 31, 2003, $0.3 million was outstanding under this agreement.

On June 30, 2003, we completed the restructuring of $9.29 million, or 92.9%, of our 10% Senior Subordinated Convertible Notes, wherein the participating noteholders agreed to accept stock in lieu of cash for the next four semi-annual interest payment dates beginning June 30, 2003 through December 31, 2004, and the conversion price was lowered to $1.00 per share.

In July of 2003, we completed negotiations with the majority of our vendors to extend the payment terms of the total amounts owed to them at the time.  This resulted in $1.2 million of our payables, or 67% of our total accounts payable at the time,  being restructured with a total of 281 vendors.  Under the terms of the extended payment plan, we have agreed to make four to eight equal payments beginning on July 30, 2003 until the balances are satisfied.  The number of vendors agreeing to this plan represented approximately 61% of our active vendors. As of Decmber 31, 2003, all  scheduled payments have been made in accordance with the terms of the extended payment plan.

Most industry forecasts are presently predicting that  capacity-driven purchases of capital equipment are expected to improve in 2004.  However, the level of improvement and the ability for the market to sustain an improvement continues to be uncertain.  Therefore, we will continue to examine opportunities to further reduce our costs through the consolidation of operations, limiting capital expenditures, monitoring inventory purchases and additional strategic restructuring initiatives.  Certain of these types of actions have the potential for further charges in future periods.  The impact of a renewed contraction of the semiconductor capital equipment market has the potential to have a material adverse effect on our financial condition, results of operations, and cash flows.

Critical Accounting Policies

Revenue Recognition

Under SAB 104, we recognize revenue upon shipment, as our terms are FOB shipping point, for established equipment products that have previously satisfied existing customer performance specifications and that provide for full payment tied to shipment.  Revenue for products that have not previously satisfied customer performance specifications or from sales where all or a portion of customer payment is based upon acceptance are only recognized upon customer acceptance.  As such, in periods of increasing shipments, revenues will be deferred if the shipments are for new customers, new products or the payment terms are tied to acceptance criteria.  Consequently, if these conditions exist, we may report revenue levels that are not reflective of actual shipment growth rates.  Conversely, in periods of decreasing shipments, we potentially could recognize revenues related to shipments made in prior periods.  Consequently, if these conditions exist, we may report revenue levels that are greater than actual shipments.  During the year ended December 31, 2003, revenue recorded approximated shipments.

Allowance for Doubtful Accounts

We record a provision for doubtful accounts based on specific identification of our accounts receivable. This involves a degree of judgment based on discussion with our internal sales and marketing groups, our customer base and the examination of the financial stability of our customers.  There can be no assurance that our estimates will match actual amounts ultimately written off.  During periods of downturn in the market for semiconductor capital equipment  or economic recession, a greater degree of risk exists concerning the ultimate collectability of our accounts receivable due to the impact that these conditions might have on our customer base.  For the year ended December 31, 2003, we charged approximately $16,000 against the allowance for accounts receivable write-offs that we deemed to be uncollectible.

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

Provisions to reduce inventories to the lower of cost or market are made based on a review of excess and obsolete inventories through an examination of historical component consumption, current market demands and shifting product technology.  Significant assumptions with respect to market trends and customer product acceptance are utilized to formulate our provision methods.  Sudden or continuing downward changes in the semiconductor capital equipment market may cause us to record additional inventory revaluation charges in future periods.  No write-off provision was made to our inventories for the year ended December 31, 2003.

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

Results of Operations

The following table sets forth, for the periods indicated, certain items in our statements of operations as a percentage of net sales:

	Years Ended
	Dec. 31, 2003	Dec. 31, 2002	Dec. 31, 2001

Net sales	100.0%	100.0%	100.0%
Cost of sales	56.6	69.7	94.2
Gross profit	43.4	30.3	5.8
Operating expenses:
Selling, general and adminstrative	43.8	70.1	42.8
Research and development	21.1	34.5	30.9
Amortization of intangible assets	—	—	10.4
Write-down of impaired intangible assets	—	—	36.6
Restructuring charge	2.4	1.7	9.6
Total operating expenses	67.3	106.3	130.3
Loss from operations	(23.9)	(76.0)	(124.5)
Other income (expense), net	(9.1)	(8.6)	0.8
Net loss	(33.0)%	(84.6)%	(123.7)%

Year Ended December 31, 2003 versus Year Ended December 31, 2002

Net Sales.  Net sales for the year ended December 31, 2003 decreased  $1.1 million or  8.9% to $11.1 million, compared to net sales of $12.2 million for the prior year.  Product acceptance requirements related to product and customer mix resulted in a net increase to revenues of $0.1 million over shipments for the year ended December 31, 2003, while these same factors caused a net increase to revenues of $2.6 million over shipments in  2002.  Current year product sales, especially capacity-related singulated device handler products, continued to be severely impacted by the continued downturn in the semiconductor capital equipment market, offset by increases in our Tapestry and other Smart Solution products.  Sales of our Tapestry and Smart Solutions strip-based products increased $0.3 million or 5.13% over the prior year period, while sales of singulated device handler products decreased $1.2 million or 52.5% from the prior year period.  Sales of our Tapestry and Smart Solutions strip-based product made up 49.6.% of our net sales for the year ended December 31, 2003 compared to 43.0% in the prior year period.  If the recent market stabilization fails to hold, it is likely that net sales would be adversely impacted in future periods.

Net sales to Asia comprised approximately 62.8% of our net sales for the year ended December 31, 2003.  Net sales to customers in the United States represented approximately 33.5% and net sales to customers in Europe represented approximately 3.7% for year ended December 31, 2003.  Comparatively, net sales to customers in Asia comprised approximately 61.6% of our net sales for the year ended December 31, 2002.  Net sales to customers in the United States represented approximately 29.0% and net sales to customers in Europe represented approximately 9.4% for year ended December 31, 2002.

Gross Profit.  For the year ended December 31, 2002, we recorded an inventory revaluation charge of $913,000.  Exclusive of this prior year change, gross profit in the current year period increased by $0.2 million to $4.8 million or 43.4% of net sales from $4.6 million or 37.7% of net sales in the prior year.  Inclusive of the inventory revaluation charges in the prior year, gross profit margin in the prior year was 30.3% compared to the current year level of 43.4%.  The improvement in our gross margin contribution resulted from the many cost reduction initiatives that we have undertaken in response to the downturn in the semiconductor capital equipment market, including the shift of our operations to Penang, Malaysia.  However, the resumption of a market decline would  negatively impact our gross margin contribution in future periods.

Selling, General and Administrative Expense.  Selling, general and administrative expense in 2003 was $4.9 million, or 43.8% of net sales compared to $8.6 million, or 70.1% of net sales in the prior year.  The decrease in expense for the current year is a result of the cost reduction measures that we have performed throughout all of 2002 and continuing into 2003.  These factors also significantly contribute to the decrease in selling, general and administrative expense as a percentage of net sales in the current year from the prior year period.  Selling, general and administrative expense is expected to decline in 2004 from 2003 levels due the restructuring efforts that were completed in 2003.

Research and Development Expense.  Research and development expense in 2003 was $2.4 million, or 21.1% of net sales compared to $4.2 million, or 34.5% of net sales in 2002.  The decrease in expense for the current year is a result of the cost reduction measures that we performed throughout all of 2002 and continuing into 2003.  These factors also significantly contribute to the decrease in research and development expense as a percentage of net sales in the current year from the prior year period.  We expect research and development expenses to remain consistent with 2003 levels, subject to impacts resulting from market requirements.

Restructuring Charge.  In our continuing response to the downturn in the semiconductor capital equipment market, we made further reductions to our workforce throughout 2003.  The restructuring charge totaled $266,000 or 2.4% of net sales for the current year period.  This charge resulted from reductions of our workforce across all functional areas in the first and second quarter of 2003.  This charge reflects severance and other benefits costs paid in 2003 related to exit activities commenced in 2002.  However, certain criterion under EITF 94-3 were not satisfied for these 2003 severance and benefit costs to be accrued at December 31, 2002.  This workforce reduction affected 30 employees, across all functional areas. Additionally included in this charge are restructuring costs associated with our St. Paul facility for $227,000 resulting from the restructuring of our master lease agreement related to this facility.

Other Income (Expense).  Interest income for the year ended December 31, 2003 was $5,000 compared to $102,000 for the comparable period in the prior year.  This decrease resulted from the decrease in investment in interest-bearing cash and cash equivalents.  In connection with the transfer of our manufacturing operations to Penang, we sold certain fixed and other assets from our St. Paul, Minnesota facility resulting in a gain on sale of $209,000 or 1.9% of net sales for the current year period.  Interest expense and other totaled $1.2 million or 11.0% of net sales in the current year, compared to $1.1 million or 9.4% of net sales for the comparable period in the prior year.  The interest expense resulted from our 10% Senior Subordinated Convertible Notes, which were issued in December of 2001, the amortization of debt issuance costs associated with the note offering and interest associated with our bank line of credit.

Income Tax Provision.  During both 2003 and 2002, we incurred minimal tax liabilities.  We have recorded valuation allowances against all benefits associated with net operating loss carry forwards due to uncertainty regarding their ultimate utilization.

Net Loss.  Net loss for the year ended December 31, 2003 was $ 3.7 million, or $0.21 per diluted share, as compared to net loss of $10.3 million, or $ 0.73 per diluted share for the comparable prior year period.

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

Research and Development Expense.  Research and development expense in 2002 was $4.2 million, or 34.5% of net sales compared to $7.9 million, or 30.9% of net sales in 2001.  The decrease in expense for the current year is a result of the cost reduction measures that we performed throughout all of 2002.  The increase in research and development expense as a percentage of net sales in the current year is primarily attributed to the decreased net sales base.

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

Write-down of Impaired Intangible Assets.  As a result of the significant semiconductor industry downturn, which began in the fourth quarter of 2000 and continued through 2002, we reduced the carrying value of certain intangible assets by $4.9 million and goodwill by $4.4 million.  This write-down was recorded in the third quarter of 2001.  In the fourth quarter of 2000, also as a result of the industry downturn, we reduced the carrying value of certain intangible assets by $0.9 million and goodwill by $2.5 million.  These charges represented 36.6% and 6.8% of net sales for 2001 and 2000, respectively.

Restructuring Charge.  In response to the continuing downturn in the semiconductor capital equipment market, we reduced our workforce throughout 2002.  Employee reductions in 2002 totaled 100 individuals or 57.8% of our our workforce as of December 31, 2001 which resulted in a charge of $881,000 or 7.2% of net sales for the year ended December 31, 2002.  These reductions were across all functional areas and principally represented separation and benefit costs.  These charges were offset by the completion of a lease settlement agreement related to our Marlborough, Massachusetts facility.  This agreement required us to pay $450,000 or approximately 35% of the outstanding lease obligation, which was to run through April 2003.  As of December 31, 2002, the full amount of this settlement has been paid.  The settlement of this lease resulted in a benefit of $674,000, which was recorded in the second quarter of 2002.  For the year ended December 31, 2001, we enacted a plan in the first quarter of that year to consolidate our operations and initiated other cost reduction measures, which resulted in a charge of $2.3 million.  This charge principally represented employee separation costs and costs related to idle facilities over the remaining lease term of the facility, which ran through April 2003.  In the third quarter of 2001, we further reduced our workforce resulting in a charge of $0.1 million for a total restructuring charge in 2001 of $2.4 million or 9.6% of net sales.

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

Quarterly Results

The following tables present selected unaudited quarterly operating results for the eight fiscal quarters ended December 31, 2003, as well as the data expressed as a percentage of net sales.  We believe that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with our consolidated financial statements.  The operating results for any quarter are not necessarily indicative of the results for any subsequent period.

	(in thousands, except per share data)
	Quarter Ended
	Dec. 31 2003	Sept. 27 2003	June 28 2003	Mar.29 2003	Dec. 31 2002(1)	Sept. 28 2002	June 29 2002	Mar. 30 2002

Net sales	$3,738	2,852	$2,333	$2,200	$2,137	$2,732	$3,879	$3,463
Cost of sales	1,790	1,581	1,448	1,476	2,318	1,558	2,454	2,187
Gross profit (loss)	1,948	1,271	885	724	(181)	1,174	1,425	1,276

Operating expenses:
Selling, general and administrative	1,072	1,177	1,290	1,333	1,760	2,092	2,438	2,266
Research and development	552	464	601	734	847	1,012	1,049	1,306
Restructuring charge	—	—	246	19	14	345	(475)	323

Income (loss) from operations	324	(371)	(1,252)	(1,362)	(2,802)	(2,275)	(1,587)	(2,619)

Other income (expense)	(292)	(330)	(256)	(129)	(273)	(264)	(262)	(248)

Net income (loss)	$32	$(701)	$(1,508)	$(1,491)	$(3,075)	$(2,539)	$(1,849)	$(2,867)

Net income (loss) per share: (2)

Basic	$0.00	$(0.04)	$(0.09)	$(0.10)	$(0.22)	$(0.18)	$(0.13)	$(0.20)
Diluted (3)	$0.01	$(0.04)	$(0.09)	$(0.10)	$(0.22)	$(0.18)	$(0.13)	$(0.20)

Weighted average common and common equivalent shares outstanding:

Basic	20,086	17,964	17,319	14,871	14,153	14,152	14,115	14,077
Diluted	27,274	17,964	17,319	14,871	14,153	14,152	14,115	14,077

	Quarter Ended
	Dec. 31 2003	Sept. 27 2003	June 28 2003	Mar. 29 2003	Dec. 31 2002	Sept. 28 2002	June 29 2002	Mar. 30 2002

Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	47.9	55.4	62.1	67.1	108.5	57.0	63.3	63.2
Gross profit (loss)	52.1	44.6	37.9	32.9	(8.5)	43.0	36.7	36.8
Operating expenses:
Selling, general and administrative	28.6	41.3	55.3	60.6	82.4	76.6	62.9	65.4
Research and development	14.8	16.3	25.8	33.4	39.6	37.0	27.0	37.7
Restructuring charge	—	—	10.5	0.8	0.7	12.6	(12.2)	9.3
Income (loss) from operations	8.7	(13.0)	(53.7)	(61.9)	(131.1)	(83.2)	(41.0)	(75.6)
Other income (expense)	(7.8)	(11.6)	(11.0)	(5.9)	(12.8)	(9.7)	(6.8)	(7.2)
Net income (loss)	0.9%	(24.6)%	(64.7)%	(67.8)%	(143.9)%	(92.9)%	(47.8)%	(82.8)%

(1)          Includes a $913,000 inventory revaluation charge included in cost of sales.

(2)          The sum of loss per share for the fiscal quarters may differ from annual loss per share due to the required method of computing weighted average number of shares in the respective periods.

(3)          Diluted earnings per share includes an increase of $166,000 in net income related to interest expense that would not have been incurred had the amount of outstanding senior convertible subordinated notes as of December 31, 2003 been converted to equity pursuant to SFAS No. 128.

Liquidity and Capital Resources

The net loss and increase in accounts receivable were the primary uses of cash in 2003. The net loss was the primary use of cash in 2002.  The net loss and decrease in accounts payable were the primary uses of cash in 2001.  Cash used in operations was $2.2 million, $9.5 million and $10.0 million in 2003, 2002 and 2001, respectively.

We record provisions for doubtful accounts based on specific identification of our accounts receivable.  As a result of this examination, no provisions were recorded for the year ended December 31, 2003; however, we wrote off approximately $16,000 which we deemed uncollectible.  We recorded a $0 and $225,000 provision for doubtful accounts for the years ended December 31, 2002 and December 31, 2001, respectively.

Capital expenditures totaled $0.1 million $0.2 million and $0.3 million for the years ended December 31, 2003, 2002 and 2001, respectively.  Capital purchases for all periods have been primarily for production and computer equipment and for leasehold improvements.   As of December 31, 2003, we had approximately $0.5 million in committed purchase orders outstanding with our vendors and budgeted capital expenditures for 2004 is approximately $ 0.1 million.

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

Additionally, under this agreement we granted a first security interest in all assets of the Company.  As of December 31, 2003, $0.3 million was outstanding under this agreement.

On June 30, 2003, we completed the restructuring of $9.29 million, or 92.9%, of our 10% Senior Subordinated Convertible Notes, wherein the participating noteholders agreed to accept stock in lieu of cash for the next four semi-annual interest payment dates beginning June 30, 2003 through December 31, 2004.  $10.0 million of the Notes were originally issued in December 2002, resulting in proceeds to us of $9.2 million.  As part of this restructuring, the company amended the Notes of the participating noteholders to reduce the conversion price from $2.60 per share to $1.00 per share for the remainder of the term through December 2006.  The agreement also included standard anti-dilution provisions, and required the company to register the shares with the Securities and Exchange Commission. As of December 31, 2003, $2.7 million of the Notes have been converted to equity under this agreement.

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

Our contractual obligations as of December 31, 2003 are as follows (in thousands):

	2004	2005	2006	2007	2008	Thereafter
Future rental payments under noncancelable leases	$577.0	$343.0	$283.0	$91.0	—	—

Payments due under vendor payment plan	$587.0	$195.0	—	—	—	—

Payments due under long term debt agreements	—	—	$7,340.0	—	—	—

For the year ended December 31, 2003, we issued approximately 0.2 million shares of common stock through the exercise of employee stock options and our stock purchase plan, which provided approximately $0.2 million in cash to us.  For the year ended December 31, 2002, we issued approximately, 0.1 million shares of common stock through the exercise of employee stock options and our stock purchase plan, which provided approximately $0.2 million in cash to us.  For the year ended December 31, 2001 we issued approximately 0.1 million shares of common stock though the exercise of employee stock options and our stock purchase plan, which provided approximately $0.2 million in cash to us.

At December 31, 2003, we had a current ratio of 1.35 and working capital of $1.6 million.  At December 31, 2002, we had a current ratio of 1.81 and working capital of $2.9 million.

Our anticipated capital expenditure needs for 2004 are expected to be less than $0.5 million and concentrated in facility costs associated with our recently transferred manufacturing activities to Penang, Malaysia.

We estimate that we may need to raise additional capital through debt or equity offerings to support additional working capital requirements due to the recent increases in our backlogs and the potential improvements in the semiconductor capital equipment markets.  There is no assurance that additional financing, if needed, will be available on terms and conditions acceptable or favorable to us, if at all.  However, on March 9, 2004 we completed a $5.0 million secured financing transaction with an institutional lender as described in Note 12 of the consolidated financial statements contained elsewhere herein.  Under the terms of the three-year agreement, we put in place a $3.0 million secured working capital line of credit and a $2.0 long-term convertible note.  $750,000 of the secured working capital line of credit can be converted to shares of our common stock by the lender under certain market condition and at a price of $1.92 per share.  The $2.0 million long-term convertible note is convertible to shares of our common stock at a price of $1.79.  In connection with the execution of this credit facility, we issued to the lender a seven-year warrant to purchase 400,000 shares of our common stock at exercise prices ranging from $2.30 to $2.88.  Our present secured lending relationship was terminated as a result of this transaction.  This credit facility is secured by all the assets of the Company.  We believe that this transaction in combination with our other restructering efforts completed in 2003 will provide the cash necessary to meet our operating, working capital and capital resource obligations through all of 2004.

Federal Tax Matters

We paid only nominal federal and state income taxes in the years ended December 31, 2003, 2002 and 2001.  At December 31, 2003, we had federal net operating loss carryforwards for tax reporting purposes of approximately $93.0 million, a portion of which is subject to annual limitation under Section 382 of the Internal Revenue Code.

ITEM 7A . Quantitative And Qualitative Disclosures About Market Risk

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically had little impact on us.  Inflation has not been a significant factor in our operations in any of the periods presented, and it is not expected to affect operations in the future.  An increase in interest rates would not expose us to market risk in that we have no debt tied to market interest rates.  At December 31, 2003, all of our outstanding long-term debt carried interest at a fixed rate.  There is no material market risk relating to our long-term debt.

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

SFAS No. 149 – Amendment of Statement 133 on Derivative Instruments and Hedging Activities. In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  SFAS No. 149 clarifies when a contract meets the characteristics of a derivative, clarifies when a derivative contains a financing component and amends certain other existing pronouncements.  The adoption of SFAS No. 149 did not have a material effect on our results of operations and financial condition.

SFAS No. 150 – Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.  In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  This requirement of this statement applies to an issuer’s classification and measurement of free-standing financial instruments, including those that comprise more than one option or forward contract.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  We do not have any financial instruments that must be accounted for pursuant to SFAS No. 150. The adoption of SFAS No. 150 did not have a material effect on our results of operations and financial condition.

FASB Interpretation No. 46 – Consolidation of Variable Interest Entities.  In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN No. 46”). FIN No. 46 states that companies that have exposure to the economic risks and potential rewards from another entity’s assets and activities have a controlling financial interest in variable interest entity and should consolidate that entity, despite the absence of clear control through a voting equity interest.  The consolidation requirements apply to all variable interest entities created after January 31, 2003.  For variable interest entities that existed prior to February 1, 2003, the consolidation requirements are effective for annual or interim periods beginning after December 15, 2004.  Disclosure of significant variable interest entities is required in all financial statements issued after January 31, 2003, regardless of when the variable interest was created.   The Company does not expect the adoption of FIN No. 46 to have a material impact on the Company’s financial statements.

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

We introduced our Tapestry handling system in February 1999.  In May 2000, we introduced other Smart Solutions products, which provide additional process capability for handling and testing semiconductor devices in strip form.  In July of 2003, we introduced our Tapestry SC, a second-generation system.  Our new products are attractive to customers only if the customers can see the value of automating the test and assembly portions of their semiconductor manufacturing operations.  Although semiconductor manufacturers have automated the wafer fabrication portion of their operation, or the front-end of the semiconductor manufacturing process, very few semiconductor manufacturers have invested a significant amount of capital to automate the test and assembly portions of their operations.  We are introducing new products for technologies, which may not be accepted on a wide-scale basis by the industry.  If either the testing of semiconductor devices in strip form or wide-scale automation of the back-end is not accepted by the industry, our net sales likely will suffer.

Downturns in semiconductor industry business cycles could have a negative impact on our operating results.

Our business depends heavily upon capital expenditures by semiconductor manufacturers.  The semiconductor industry is highly cyclical, with periods of capacity shortage and periods of excess capacity.  In periods of excess capacity, the industry sharply cuts purchases of capital equipment, such as our products.  Thus, a semiconductor industry downturn or slowdown substantially reduces our revenues and operating results and could hurt our financial condition.  In the fourth quarter of 2000, the semiconductor capital equipment industry went into a severe downturn.  This downturn has intensified and continued throughout most of 2003, which has adversely impacted our revenues, operating results and financial position over the last three years.  Although the market has shown recent sign of stabilization, it is not certain that if this will be sustained nor if the market will return to its historical growth rates.

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

We acquired an automation software business in June 1999 and introduced our first suite of products to provide an automation solution for the testing portion of semiconductor manufacturing in May 2000.  The sales from these operations make up less than 6%, 5% and 6% of net sales for the years ended December 31, 2003, 2002 and 2001, respectively.  Our future success is dependent upon being able to successfully market our automation products.  If we are not successful in effectively marketing ourselves as an equipment automation solutions provider to the semiconductor industry, our results of operations and financial condition will suffer.

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

• Our inability to obtain financing to fund continuing or expanding operations.

Fluctuations or decreases in the trading price of our common stock may adversely affect the ability to trade our shares.  In addition, these fluctuations could adversely affect our ability to raise capital through future equity financing.

ITEM 8.  Consolidated Financial Statements and Supplementary Data

See Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2003.  The financial information by quarter is included in Item 7 of this Annual Report on Form 10-K.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting  and Financial Disclosure

On November 25, 2003, the Company’s Board of Directors, pursuant to the recommendation of the Audit Committee, approved the retention of Virchow, Krause & Company, LLP as our independent auditors and dismissed Deloitte & Touche LLP effective November 18, 2003.  The change in independent auditors was filed on  a Form 8-K on November 25, 2003.

ITEM 9A.  Controls and Procedures

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

PART III

ITEM 10.  Directors and Executive Officers of the Registrant

The information required by this item concerning directors and executive officers is incorporated by reference from the Proxy Statement to be filed no later than 120 days following our December 31, 2003 year-end.

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

ITEM 14.  Principal Accountant Fee and Services

The information required under this item is hereby incorporated by reference from the Proxy Statement.

ITEM 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)1.  Consolidated Financial Statements

(a)3. Exhibits

3A.	Bylaws of MCT. (7)
3B.	Articles of Incorporation of MCT. (7)
3C.	Articles of Amendment dated March 14, 2002 (11.)
4.	Specimen Certificate of Common stock. (1)
10A.	Form of Non-Competition Agreement between MCT and certain senior executive officers. (1)
10B.	Stock Purchase Agreement and Commission Agreement between MCT and Cardine & Levy, dated September 25, 1995. (3)
10C.	Employment Agreement with Roger E. Gower dated March 28, 1995. (2)
10D.	Employment Agreement with Dennis L. Nelson dated May 30, 1996. (5)
10E	Offer Letter to Thomas P. Maun dated July 15, 2002. (14)
10F.	Stock Option Plan for Outside Directors as amended through April 10, 2001. (10)
10G.	Incentive Stock Option Plan as amended through April 10, 2001. (10)
10H.	Former Aseco Corp. 1986 Incentive Stock Option Plan. (9)
10I.	Former Aseco Corp. 1993 Omnibus Stock Plan. (9)
10J.	Former Aseco Corp. 1993 Non-Employee Director Stock Option Plan. (9)
10K.	Lease for MCT’s corporate headquarters dated October 16, 1996. (6)
10L.	Lease for space in Marlborough, Massachusetts dated April 13, 1993. (8)
10M.	Employee Stock Purchase Plan. (4)
10U.	Warrant Purchase Agreement dated July 11, 1992. (1)
10V.	Second Common Stock Warrant Purchase Agreement dated August 10, 1993. (1)
10W.	Form of 10% Senior Subordinated Convertible Note. (11)
10X.	Agreement for Payment of Interest with Stock, effective June 30, 2003. (12)
10Y	Accounts Receivable Financing Agreement with Silicon Valley Bank (13)
10Z	Security Agreement with Laurus Master Fund, Ltd. dated March 9, 2004. (filed herewith)
10AA	Securities Purchase Agreement with Laurus Master Fund, Ltd. dated March 9, 2004. (filed herewith)
10BB	Secured Convertible Minimum Borrowing Note with Laurus Master Fund, Ltd. dated March 9, 2004. (filed herewith)
10CC	Secured Revolving Note with Laurus Master Fund, Ltd dated March 9, 2004. (filed herewith)
10DD	Secured Convertible Term Note with Laurus Master Fund, Ltd dated March 9, 2004. (filed herewith)

10EE	Minimum Borrowing Note Registration Rights Agreement with Laurus Master Fund, Ltd. dated March 9, 2004. (filed herewith)
10FF	Registration Rights Agreement with Laurus Master Fund, Ltd. dated March 9, 2004. (filed herewith)
10GG	Common Stock Purchase Warrant with Laurus Master Fund, Ltd. dated March 9, 2004. (filed herewith)
21.	Revised Listing of Subsidiaries of Micro Component Technology, Inc. (11)
23.1	Consent of Virchow, Krause & Company, LLP (filed herewith)
23.2	Consent of Deloitte & Touche LLP. (filed herewith)
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.0	Section 1350 Certification (filed herewith.)

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

(12)                            Incorporated by reference to the report on Form 10-Q filed by MCT for the quarterly period ended June 28, 2003, SEC File No. 0-22384.

(13)                            Incorporated by reference to the report on Form 10-Q filed by MCT for the quarterly period ended September 27, 2003, SEC File No. 0-22384.

(14)                            Incorporated by reference to the report on Form 10-K filed by MCT for the period ended December 31, 2002, SEC File No. 0-22384.

(b)                                  Reports on Form 8-K

On October 22, 2003, we issued a press release disclosing financial information regarding the quarter ended September 27, 2003 for which a Form 8-K was filed on October 27, 2003.

On November 25, 2003 we filed a Form 8-K disclosing that the Company’s Board of Directors, pursuant to the recommendation of the Audit Committee, approved the retention of Virchow, Krause & Company, LLP as the registrants’ independent auditors and dismissed Deloitte & Touche LLP effective November 18, 2003.

MICRO COMPONENT TECHNOLOGY, INC.

REPORT OF INDEPENDENT AUDITORS

To the Audit Committee, Stockholders and Board of Directors of
Micro Component Technology, Inc.

We have audited the accompanying consolidated balance sheet of Micro Component Technology, Inc. and subsidiaries (the Company) as of December 31, 2003 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2003.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material aspects, the financial position of the Company at December 31, 2003, and the results of their operations and their cash flows for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota
February 6, 2004
(March 9, 2004 as to Note 12)

INDEPENDENT AUDITORS’ REPORT

To the Stockholders and Board of Directors of

Micro Component Technology, Inc.

We have audited the accompanying consolidated balance sheet of Micro Component Technology, Inc. and subsidiaries (the Company) as of December 31, 2002 and the related consolidated statements of operations, stockholders’ (deficit) equity and cash flows for the years ended December 31, 2002 and 2001.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material aspects, the financial position of the Company at December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
February 17, 2003
(March 26, 2003 as to the first paragraph of Note 4)

MICRO COMPONENT TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2003	December 31, 2002

Assets
Current assets:
Cash and cash equivalents	$1,078	$1,560
Accounts receivable, less allowance for doubtful accounts of $303 and $319, respectively	1,539	786
Inventories	3,413	3,850
Other	273	212
Total current assets	6,303	6,408

Property, plant and equipment, net	336	605
Debt issuance costs, net of accumulated amortization of $350 and $170, respectively	499	665
Other assets	56	75
Total assets	$7,194	$7,753

Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of long-term debt	$—	$29
Bank line of credit	348	—
Current portion of accrued restructuring costs	—	194
Accounts payable	1,518	1,010
Accrued compensation	469	419
Accrued interest	370	500
Accrued warranty	181	200
Customer prepayments and unearned service revenue	1,410	300
Deferred revenue in excess of costs incurred	16	48
Other accrued liabilities	373	847
Total current liabilities	4,685	3,547

Long-term portion of accounts payable	195	—
10% senior subordinated convertible debt	7,340	10,000

Commitments and contingencies (Note 8)

Stockholders’ deficit:
Preferred stock, $.01 par value, 1,000,000 authorized, none issued and outstanding
Common stock, $.01 par value, 40,000,000 authorized 21,145,300 and 14,152,520 issued, respectively	212	142
Additional paid-in capital	92,668	88,302
Cumulative other comprehensive loss	(69)	(69)
Accumulated deficit	(97,837)	(94,169)
Total stockholders’ deficit	(5,026)	(5,794)
Total liabilities and stockholders’ deficit	$7,194	$7,753

See Notes to Consolidated Financial Statements.

MICRO COMPONENT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended
	December 31, 2003	December 31, 2002	December 31, 2001

Net sales	$11,123	$12,211	$25,406
Cost of sales:
Product	6,295	7,604	15,832
Inventory revaluation	—	913	8,092
Total cost of sales	6,295	8,517	23,924
Gross profit	4,828	3,694	1,482

Operating expenses:
Selling, general, and administrative	4,872	8,556	10,864
Research and development	2,351	4,214	7,859
Amortization of intangible assets	—	—	2,632
Write-down of impaired intangible assets	—	—	9,298
Restructuring charge	266	207	2,444
Total operating expenses	7,489	12,977	33,097

Loss from operations	(2,661)	(9,283)	(31,615)

Other income (expense):
Interest income	5	102	227
Interest expense	(1,195)	(1,175)	(26)
Gain (loss) on sale of property and equipment	209	(17)	—
Other income (expense)	(26)	43	(5)

Loss before income taxes	(3,668)	(10,330)	(31,419)
Income tax provision	—	—	—

Net loss	$(3,668)	$(10,330)	$(31,419)

Net loss per common share:
Basic and diluted	$(0.21)	$(0.73)	$(2.24)

Weighted average common and common equivalent shares outstanding:
Basic	17,606	14,125	14,027
Diluted	17,606	14,125	14,027

See Notes to Consolidated Financial Statements.

MICRO COMPONENT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(in thousands, except share data)

	Common Stock			Comprehensive Loss	Accumulated Deficit	Cumulative Other Comprehesive Loss
	Shares	Par Value	Additional Paid-in Capital

Balance at December 31, 2000	13,949,974	$139	$87,942		$(52,420)	$(69)

Net loss				$(31,419)	(31,419)
Shares issued on exercise of options, net	87,510	1	96
Shares issued through employee stock purchase plan	36,881	1	106
Comprehensive loss				$(31,419)

Balance at December 31, 2001	14,074,365	$141	$88,144		$(83,839)	$(69)

Net loss				$(10,330)	(10,330)
Shares issued on exercise of options, net	49,176	1	81
Shares issued through employee stock purchase plan	28,979	—	77
Comprehensive loss				$(10,330)

Balance at December 31, 2002	14,152,520	$142	$88,302		$(94,169)	$(69)

Net loss				$(3,668)	(3,668)
Shares issued in private Placement, net of offering costs	3,166,869	32	1,005
Shares issued on conversion of 10% senior subordinated convertible debt	2,660,081	27	2,634
Shares issued in lieu of interest	1,007,830	10	543
Shares issued on exercise of options, net	150,000	1	181
Shares issued through employee stock purchase plan	8,000	—	3
Comprehensive loss				$(3,668)

Balance at December 31, 2003	21,145,300	$212	$92,668		$(97,837)	$(69)

See Notes to Consolidated Financial Statements.

MICRO COMPONENT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 31, 2003	December 31, 2002	December 31, 2001

Cash flows from operating activities:
Net loss	$(3,668)	$(10,330)	$(31,419)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	482	403	734
Amortization	180	167	2,632
Write-down of impaired intangible assets	—	—	9,298
Inventory revaluation	—	913	8,092
(Gain) loss on disposal of property and equipment	(209)	17	—
Other, net	—	—	(41)
Changes in operating assets and liabilities:
Accounts receivable	(753)	2,350	8,769
Inventories	250	321	242
Other assets	(56)	39	116
Accounts payable	703	(526)	(5,420)
Accrued restructuring costs	(153)	(762)	996
Other accrued liabilities	1,058	(2,084)	(4,010)
Net cash used in operating activities	(2,166)	(9,492)	(10,011)

Cash flows from investing activities:
Additions to property, plant and equipment	(111)	(184)	(325)
Proceeds from disposition of property	253	37	—
Net cash used in investing activities	142	(147)	(325)

Cash flows from financing activities:
Increase in long-term debt	—	—	41
Payments on long-term debt	(29)	(46)	(34)
Proceeds from bank line of credit	348	—	—
Proceeds from issuance of senior subordinated convertible debt, net of debt issuance costs	—	—	9,164
Proceeds from issuance of stock, net of stock issuance costs	1,223	159	204
Net cash provided by financing activities	1,542	113	9,375

Net decrease in cash and cash equivalents	(482)	(9,526)	(961)

Cash and cash equivalents at beginning of period	1,560	11,086	12,047

Cash and cash equivalents at end of period	$1,078	$1,560	$11,086

Supplemental disclosure:
Non-cash investing and financing activities:
Equipment acquired by capital lease	$—	$—	$41
Stock issued in lieu of interest	553	—	—
Stock issued in conversion of 10% senior subordinated debt	2,661	—	—
Cash paid for interest	$591	$527	$210

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

Our consolidated financial statements have been prepared on the assumption that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  In their report accompanying the consolidated financial statements, the predecessor independent auditors expressed an opinion that the Company’s recurring losses from operations and stockholders deficit raised substantial doubt about our ability to continue as a going concern at the time of issuing our consolidated financial statements as of and for the year ended December 31, 2002.  During 2003, the Company continued to incur net losses and negative cash flows from operating activities, as in each of its prior two years, and has an accumulated deficit of $5.0 million at December 31, 2003. In March of  2003, the Company raised approximately $1.1 million pursuant to a private equity placement with a group of accredited investors.  In June of 2003, the Company completed a one-year $2.5 million working capital line of credit agreement with a bank.  In July of 2003, the Company completed the restructuring of its 10% Senior Subordinated Convertible Notes, wherein 92.9% of the investors agreed to take stock in lieu of cash for their next four semi-annual interest payments beginning June 30, 2003 through December 31, 2004.  In July of 2003, the Company completed negotiations with the majority of our vendors to restructure the amounts owed to them wherein we would make four to eight equal quarterly payments beginning in July of 2003 in satisfaction of their total obligation.

The Company believes that the combination of these restructuring efforts completed in 2003 and the addition of the new credit facility agreement discussed in Note 12, contained elsewhere herein, will provide the cash necessary to meet our operating, working capital and capital resource obligations through all of 2004.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that we make estimates and assumptions that affect amounts reported therein.  Due to the inherent uncertainty involved in making estimates, actual results reported in future periods might differ from those estimates.

Revenue Recognition

Under SAB 104, our revenue is recognized upon shipment, as our terms are FOB shipping point, for established products that have previously satisfied existing customer performance specifications and that provide for full payment tied to shipment.  Revenue for products that have not previously satisfied customer performance specifications or from sales where all or a portion of customer payment is based upon acceptance are only recognized upon customer acceptance.  The related inventory costs are offset against the deferred revenue and reported as “deferred revenue in excess of costs incurred” in the consolidated balance sheet.  Product warranty and installation costs are accrued in the period sales are recognized.  Installation services are considered to be perfunctory as defined under SAB 104and average less than 5% of the contract price.  Revenue related to spare parts is recognized upon shipment.  Revenue related to maintenance and service contracts are deferred and amortized to earnings on a straight-line basis over the life of the service contract.  Custom integration software revenue is recognized on a project basis with milestone acceptance provisions.  Shipping and handling costs are billed to the customer and included in the net revenue with the cost of shipment and handing charged to cost of goods sold.

Research and Development Expenses

Research and development expenses for new product development are charged to expense as incurred.

Financial Instruments

The carrying amounts for all financial instruments approximates fair value.  The carrying amounts for cash and cash equivalents, accounts receivable, account payable and accrued liabilities approximates fair value because of the short maturity of these instruments.  The fair value of capital lease obligations, note payable and long-term debt approximates the carrying amounts based upon the Company’s expected borrowing rate for debt with similar remaining maturities and comparable risk.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with original maturities of 90 days or less to be cash equivalents.  We place our its temporary cash investments with high credit quality financial institutions.  At times such investments may be in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit.

Accounts Receivable

We review customers’ credit history before extending unsecured credit and establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers and other information. Invoice terms can vary from net 30 days, to percentage amounts of the total customer purchase order tied to acceptance criteria.  The Company does not accrue interest on past due accounts receivable.  The Company writes off receivables when they are deemed uncollectible after all collection attempts have failed.  Accounts receivable are shown net of an allowance for doubtful accounts of $303,000 and $319,000 at December 31, 2003 and 2002, respectively.

Inventories

Inventories are stated at the lower of cost or market.  Cost is determined by the first-in, first-out (“FIFO”) method.  Provision to reduce inventories to the lower of cost or market is made based on a review of excess and obsolete inventories, estimates of future sales, examination of historical consumption rates and the related value of component parts.

Property, Plant and Equipment

Property, plant and equipment are stated at cost.  Depreciation is provided by the straight-line method over the estimated useful lives of the assets for financial reporting and accelerated methods for tax purposes.  Leasehold improvements are amortized over the shorter of the estimated useful life or the lease term for financial reporting purposes.  Estimated lives used in computing book depreciation are as follows:

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

If compensation cost for our stock option and employee stock purchase plans had been determined based on the fair value at the grant dates, consistent with the method provided in SFAS No. 148 and SFAS No. 123, our net loss and net loss per share would have been as follows:

	Years Ended
	Dec. 31 2003	Dec 31 2002	Dec. 31 2001

Net loss, in thousands:
As reported	$(3,668)	$(10,330)	$(31,419)
Fair value compensation expense	(985)	(1,147)	(1,240)
Pro forma	$(4,653)	$(11,477)	$(32,659)

Net loss per share – basic:
As reported	$(0.21)	$(0.73)	$(2.24)
Fair value compensation expense	(0.06)	(0.08)	(0.09)
Pro forma	$(0.27)	$(0.81)	$(2.33)

Net loss per share – diluted:
As reported	$(0.21)	$(0.73)	$(2.24)
Fair value compensation expense	(0.06)	(0.08)	(0.09)
Pro forma	$(0.27)	$(0.81)	$(2.33)

Stock Based Compensation:
As reported	$—	$—	$—
Fair value compensation expense	(985)	(1,147)	(1,240)
Pro forma	$(985)	$(1,147)	$(1,240)

The fair value of options granted under the stock option and employee stock purchase plans for the years ended December 31, 2003, 2002, and 2001 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions and results:

	Years Ended
	Dec. 31, 2003		Dec. 31, 2002		Dec. 31, 2001

Dividend yield	0.00%		0.00%		0.00%
Expected volatility	139.76%		88.17%		102.51%
Risk-free interest rate	2.52%		3.87%		4.62%
Expected life of options	3.6	years	3.5	years	3.5	years
Fair value per share of options granted	$0.70		$1.28		$1.94

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

Reclassifications

Certain amounts previously reported in the 2002 and 2001 consolidated financial statements have been reclassified to conform to 2003 presentation.  These reclassifications had no effect in previously reported net loss or stockholders’ deficit.

New Accounting Standards

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

SFAS No. 149 – Amendment of Statement 133 on Derivative Instruments and Hedging Activities. In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  SFAS No. 149 clarifies when a contract meetings the characteristics of a derivative, clarifies when a derivative contains a financing component and amends certain other existing pronouncements.  The adoption of SFAS No. 149 did not have a material effect on our results of operations and financial condition.

SFAS No. 150 – Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.  In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 requires that and issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  This requirement of this statement applies to an issuer’s classification and measurement of free-standing financial instruments, including those that comprise more than one option or forward contract.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  We do not have any financial instruments that must be accounted for pursuant to SFAS No. 150.  The adoption of SFAS No. 150 did not have a material effect on our results of operations and financial condition.

FASB Interpretation No. 46 – Consolidation of Variable Interest Entities.  In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN No. 46”). FIN NO. 46 states that companies that have exposure to the economic risks and potential rewards from another entity’s assets and activities have a controlling financial interest in variable interest entity and should consolidate that entity, despite the absence of clear control through a voting equity interest.  The consolidation requirements apply to all variable interest entities created after January 31, 2003.  For variable interest entities that existed prior to February 1, 2003, the consolidation requirements are effective for annual or interim periods beginning after December 15, 2004.  Disclosure of significant variable interest entities is required in all financial statements issued after January 31, 2003, regardless of when the variable interest was created.   The Company does not expect the adoption of FIN No. 46 to have a material impact on the Company’s financial statements.

NOTE 2 - LOSS PER COMMON SHARE

Loss per common share is computed in accordance with SFAS No. 128, Earnings Per Share.  Basic loss per share is computed using the weighted average number of common shares outstanding during each period.  Diluted earnings per share include the dilutive effect of common shares potentially issuable upon the exercise of stock options, warrants outstanding and the conversion of convertible debt.  The following table reconciles the denominators used in computing basic and diluted loss per share for the periods reported (in thousands):

	Years Ended
	December 31, 2003(1)	December 31, 2002(1)	December 31, 2001(1)

Weighted average common shares outstanding	17,606	14,125	14,027
Effect of dilutive stock options and warrants	—	—	—
Effect of convertible debt	—	—	—

	17,606	14,125	14,027

(1)          We reported a loss for the period.  No adjustment was made for the effect of stock options, warrants or convertible debt        as the effect was anti-dilutive.  Stock options and warrants outstanding totaled 2,882,468 shares at December 31, 2003, 2,688,751 shares at December 31, 2002 and 2,349,915 shares at December 31, 2001.  We also have potentially issuable common shares of 6,902,996 related to our 10% Senior Subordinated Convertible Notes described in Note 6 contained elsewhere herein.

NOTE 3 - RESTRUCTURING CHARGES

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

During the second quarter, we completed the restructuring of our master lease for our St. Paul, MN facility, resulting in a restructuring charge of $227,000, which included write-offs of $41,000 related to leasehold improvements in the vacated space which provided no future economic benefit to us.  Additionally, we further reduced our workforce across all functional areas by approximately 4% at the time, resulting in a restructuring charge of  $20,000.  This charge reflected severance and other benefit costs associated with this reduction.  This workforce reduction affected a total of 4 employees across all functional areas.

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

The following table summarizes these charges related to workforce and manufacturing cost reductions for the year ended December 31, 2003. (in thousands):

	Employee Separation Costs	Idle Facility Costs	Total

Accrued restructuring costs at December 31, 2002	$194	$—	$194

Restructuring charge for the quarter ended March 29, 2003	19	—	19

Utilization for the quarter ended March 29, 2003	(114)	—	(114)

Restructuring charge for the quarter ended June 28, 2003	20	227	247

Utilization for the quarter ended June 28, 2003	(102)	(193)	(295)

Utilization for the quarter ended September 27, 2003	(10)	(34)	(44)

Utilization for the quarter ended December 31, 2003	(7)	—	(7)

Accrued restructuring costs at December 31, 2003	$—	$—	$—

NOTE 4 – FINANCING TRANSACTIONS

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

On June 9, 2003, the Company completed a one-year, $2.5 million secured working capital line of credit agreement with a bank.  Under the terms of the agreement, the Company may borrow up to eighty percent (80%) of qualified receivables.  Additionally, under this agreement the Company granted a first security interest in all assets of the company.  The advances bear interest at prime plus 2.0% (6% at December 31, 2003). As of December 31, 2003, $348,000 was outstanding under this agreement.

NOTE 5 – BALANCE SHEET INFORMATION

The allowance for doubtful accounts receivable was as follows (in thousands):

	December 31, 2003	December 31, 2002

Beginning balance	$319	$425
Provisions	—	—
Write offs	(16)	(106)
Ending balance	$303	$319

Provisions are charged to selling, general and administrative expense.

Major components of inventories were as follows (in thousands):

	December 31, 2003	December 31, 2002

Raw materials	$1,775	$2,541
Work-in-process	1,254	778
Finished goods	384	531
	$3,413	$3,850

In accordance with accounting principles generally accepted in the United States of America, we value our inventories at the lower of cost or market.  In the fourth quarter of 2002, we recorded a charge of $913,000 for excess inventory related to our older singulated technologies resulting from the continued downturn in the semiconductor capital equipment market.  This charge is included in costs of sales in the fourth quarter of 2002 and the year ended December 31, 2002.  In the third quarter of 2001, we recorded a charge of $8.1 million for excess and obsolete inventory.  Approximately $1.9 million of this charge represented discontinued products and approximately $0.6 million represented obsolete components resulting from a shift in product focus.  The remaining charge of approximately $5.6 million related to excess inventory, principally in our older singulated products, due to the protracted downturn in the semiconductor capital equipment industry and our change in product strategy.  These provisions for excess inventory resulted from the significant decrease in forecasted demand and consumption rates associated with the market downturn and were calculated in accordance with our policy, which considers, among other factors, technological obsolescence, historical consumptions and expected demand levels.  All inventory that has been designated as functionally obsolete is physically disposed of.

Property, plant and equipment were as follows (in thousands):

	December 31, 2003	December 31, 2002

Leasehold improvements	$379	$473
Machinery and equipment	2,241	3,293
Furniture and fixtures	547	600
	3,167	4,366
Less accumulated depreciation	(2,831)	(3,761)
	$336	$605

For the year ended December 31, 2002,  we wrote off approximatly $1.7 million in fully depreciated assets that are no longer utilized in the business.

Intangible assets and Goodwill charges:

In 2001 we shifted our product strategy and focused our resources on profit contribution in high growth markets.  These high contribution markets directly relate to the company’s new strip testing technology and suite of automated equipment solutions.  We will continue to market and manufacture certain of our older singulated products; however, the financial contribution of these products will continue to represent a lower percentage of our overall results.  In accordance with accounting principles generally accepted in the United States of America, we evaluate our carrying values of long-lived assets (purchased intangibles) and goodwill based on the analysis by which the carrying values exceed the present value of the estimated future cash flows for purchased intangible assets and goodwill.  Therefore, as a result of the significant industry downturn, which began in the fourth quarter of 2000 and continued through 2001, we reduced the carrying value of the purchased intangible assets and goodwill as follows:

For the year ended December 31, 2001(b)(c)

Customer list	$667
Established workforce (a)	148
Developed products	695
Core products	3,333
Goodwill	4,440
Other	15
Total impairment charge	$9,298

(a)          The reduction of the carrying values for the established workforce of $0.1 million affected a total of 6 principally in the areas of manufacturing and engineering.

(b)         These impairments fully relate to the January 30, 2000 Aseco Corporation acquisition and reduced the carrying value of purchased intangible assets and goodwill to zero, as of December 31, 2001.

(c)          As of December 31, 2001, the net book value of all intangible assets and goodwill was reduced to $0.0 as a result of these reductions in carrying values.

We provide a standard thirteen month warranty program for our equipment products. We record provisions for warranty claims for these products based upon historical claim performance.  The following table provides the expense recorded and charges against our reserves for the yeasr ended December 31, 2003 and 2002.

	2003	2002

Accrued warranty balance - beginning	$200	$400

Provision	60	30

Warranty claims	(79)	(231)

Accrued warranty balance- ending	$181	$200

NOTE 6 - LONG-TERM DEBT

Long-term debt and financing obligations were as follows (in thousands):

	December 31, 2003	December 31, 2002

Equipment and software lease agreements	$—	29
Less: Current Portion	—	(29)

Total long-term debt	$—	$—

10% senior subordinated convertible notes	$7,340	$10,000

In December 2001, we issued $10.0 million of 10% Senior Subordinated Convertible Notes due in 2006 to a group of accredited investors.  These Notes were initially convertible into our common stock at a conversion price equal to $2.60 per share.  The Notes are redeemable by us at any time after January 3, 2004 as long as the market price of our common stock equals or exceeds 150% of the conversion price.  Proceeds from the Notes, net of debt issuance costs, totaled $9.2 million.  Holders of the Notes have standard registration rights if they convert the Notes to common stock.  The Note Purchase Agreement between us and the holders of the Notes contains certain affirmative and negative covenants.  Among other things, these covenants prohibit us from paying dividends to our shareholders or incurring more than $5.0 million of indebtedness that is senior to, or ranks the same as the Notes.  The covenants also require us to comply with applicable laws and regulations, maintain a market for our common stock, and provide the Note holders with copies of our SEC reports and certain other information. There are no financial covenants related to these Notes.  On June 30, 2003, we completed the restructuring of $9.29 million, or 92.9%, of our 10% Senior Subordinated Convertible Notes, wherein the participating noteholders agreed to accept stock in lieu of cash for the next four semi-annual interest payment dates beginning June 30, 2003 through December 31, 2004, and the conversion price for the Notes was reduced to $1.00 per share.  During the year ended December 31, 2003, principal in the amount of $2.66 million and interest in the amount of $553,000 were converted into 3,667,911 shares of common stock.  There was no beneficial conversion of the Notes payable into common stock as defined in EITF 00-27 of “Application of Issue No. 98-5” to Certain Convertible Instruments.

We have manufacturing, phone and software equipment lease agreements utilized in several of our facilities.  Capitalized lease amounts included in property, plant and equipment at December 31, 2003 and 2002 were zero dollars and $123,000, respectively, with accumulated depreciation of zero dollars and $70,000 for the same periods, respectively.

Payments due under debt obligations at December 31, 2003 are as follows: 2004 - $0; 2005 - $0; 2006 - $7,340; 2007 - $0 million and thereafter $0.

NOTE 7 - INCOME TAXES

The Company incurred losses for the years ended December 31, 2003, 2002, and 2001, respectively, and recorded no provision for income taxes.

The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense recorded in the consolidated financial statements was as follows:

	Years Ended December 31,
	2003	2002	2001

Tax (benefit) at statutory rate	(35.0)%	(35.0)%	(35.0)%
Effect of graduated tax rates	1.0	1.0	1.0
State taxes	(3.0)	—	—
Nondeductible item – goodwill	—	—	13.0
Adjustment for valuation allowance	37.0	34.0	21.0
	0.0%	0.0%	0.0%

As of December 31, 2003, we had federal net operating loss (NOL) carryforwards totaling approximately $90.0 million and tax credit carryforwards of approximately $121,000 which can be used to reduce future taxable income.  Such tax loss and tax credit carryforwards begin to expire in 2004 as follows: 2004 - $5.6 million; 2005 - $2.9 million; 2006 - $2.3 million; 2007 - $6.8 million; 2008 - $10.0 million and $63.4 million thereafter.  Changes in the ownership of the Company have placed limitations on the annual usage of these NOLs.  Future changes in ownership may place additional limitations on these losses.

We have recorded a total valuation allowance on deferred tax assets due to uncertainity of their ultimate realization as follows:

	December 31, 2003	December 31, 2002

Net operating loss carryfowards	$32,971	$32,339
Inventories	3,891	3,790
Accrued expenses	194	282
Deferred profit	6	20
Other	356	568
Valuation allowance	(37,418)	(36,999)
	$—	$—

NOTE  8 -  ACCOUNTS PAYABLE – LONG TERM

In July of 2003, we completed negotiations with the majority of our vendors to extend the payment terms of the total amounts owed to them at the time.  This resulted in $1.2 million of our payables, or 67% of our total accounts payable at the time,  being restructured with a total of 281 vendors.  Under the terms of the extended payment plan, we have agreed to make four to eight equal payments beginning on July 30, 2003 until the balances are satisfied.  The number of vendors agreeing to this plan represented approximately 61% of our active vendors. As of Decmber 31, 2003, all scheduled contractual payments have been made under this plan.  The following amounts are outstanding as of December 31, 2003.

Total outstanding under the plan	$782,000
Less: current portion	(587,000)

Total long-term account payable	$195,000

NOTE 9 - COMMITMENTS AND CONTINGENCIES

We lease certain facilities and equipment under various operating leases.  Effective April 1997, we entered into an operating lease agreement and relocated our headquarters to a new facility in St. Paul, Minnesota, coinciding with the expiration of the operating lease at our previous headquarters facility.  Under the terms of the new agreement, which extends through April 2007, we are responsible for base rent and all operating expenses associated with the portion of the facility that we occupy.  The agreement provides us with a one-time option to cancel the lease after seven years, at which time we would only be responsible for certain unamortized build-out costs incurred by the landlord.  In May 2000, we notified our landlord of our intent to exercise our one-time option to lease the remaining additional 11,000 square feet within the same building at a date to be mutually determined.  We occupy approximately 54,000 square feet of leased space in Penang, Malaysia, which is utilized as a manufacturing center for our mature products.  This lease expires in June 2004, which we believe we will be able to extend for a minimum of one year.

Total rent expense charged to operations, primarily for facilities and equipment, was $847,000, $864,000 and $826,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

The future minimum rental payments at December 31, 2003, due under noncancelable operating leases, are as follows: 2004 - $577,000; 2005 - $329,000; 2006 - $283,000 and 2007 - $91,000.

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

NOTE 10 - STOCK OPTION AND BONUS PLANS AND WARRANTS TO PURCHASE COMMON STOCK

In May 1995 and August 1995, our Board of Directors amended the April 1993 Incentive Stock Option Plan, (the Plan) for key employees and reserved an additional 500,000 shares and 250,000 shares, respectively, for a total of 1,250,000 shares of common stock for issuance under the Plan at fair market value at the date of grant.  In September 1999, our Board of Directors reserved an additional 1,050,000 shares for a total of 2,300,000 shares of common stock for issuance under the Plan at fair market at the date of grant.  In April 2001, our Board of Directors reserved an additional 300,000 shares for a total of 2,600,000 shares of common stock for issuance under the Plan at fair market at the date of grant.  The shareholders have approved all of these amendments.  The options expire five to ten years from the date of grant and generally vest over a two-year or four-year period.  If an individual ceases employment, he/she has one month to exercise vested options granted prior to June 8, 1994 or 90 days for vested options granted on or after June 8, 1994.  Options granted in excess of the $100,000 annual IRS limitations become non-qualified. In April of 2003, this plan expired and the shareholders of the company did not approve a new plan. The Board of Directors at their discretion can grant non-qualified options to eligible employees.  In 2003, the Board of Directors did grant 1,000,000 non-qualified options, which are included in the stock option table below.

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

We have also reserved a total of 9,563,077shares of common stock for issuance upon conversion of the Notes described in Note 6.  As of December 31, 2003, 2,660,081 shares of stock have been issued from this reserve pursuant to the conversion features of the Notes described in Note 6.

We have also reserved 150,000 shares of common stock for the grant of non-qualified stock options for outside directors, consultants, advisors and employees.

Shares subject to options under these were as follows:

Options	Shares	Exercise Price Range	Weighted Average Exercise Price Per Share

Outstanding at December 31, 2000	2,157,598	$1.00 to $11.25	$3.66

Granted	432,500	$2.55 to $3.38	$2.93
Exercised	(87,510)	$1.00 to $1.94	$1.20
Expired	(152,673)	$1.13 to $11.25	$6.04

Outstanding at December 31, 2001	2,349,915	$1.00 to $11.25	$3.44

Granted	633,109	$0.69 to $3.55	$2.07
Exercised	(49,176)	$1.00 to $2.62	$1.66
Expired	(245,097)	$1.94 to $11.25	$4.98

Outstanding at December 31, 2002	2,688,751	$0.69 to $11.25	$3.01

Granted	1,060,000	$0.90 to $1.27	$0.97
Exercised	(150,000)	$1.22	$1.22
Expired	(999,633)	$0.69 to $11.25	$3.01

Outstanding at December 31, 2003	2,599,118	$0.69 to 11.25	$2.27

Exercisable at December 31, 2003	1,389,868	$0.69 to 11.25	$2.94

Options outstanding at December 31, 2003 had exercise prices ranging from $0.69 to $11.25 per share as summarized in the following table:

Range of Exercise Prices	Number Outstanding at Dec. 31, 2003	Weighted Average Remaining Life	Weighted Average Exercise Price Per Share	Number Exercisable at Dec. 31, 2003
$0.69 to $1.56	1,247,235	9.5 years	$0.95	331,235
$1.84 to $2.95	669,133	5.0 years	$2.23	554,383
$3.19 to $4.30	410,000	6.0 years	$3.45	273,750
$5.44 to $7.75	242,750	7.0 years	$6.55	205,500
$9.25 to $11.25	30,000	7.0 years	$9.92	25,000
$0.69 to $11.25	2,599,118	7.5 years	$2.27	1,389,868

At December 31, 2003 and 2002, 117,000 and 220,516 shares, respectively, were available for future grants under the terms of these plans.

In February 1996, the Board of Directors adopted the Employee Stock Purchase Plan and reserved 300,000 shares of common stock for issuance under the Plan.  Eligible employees can elect under the Plan to contribute between two percent and ten percent of their base pay each plan year (June 1 - May 31) to purchase shares of common stock at a price per share equal to 85 percent of market value on the first day of the plan year or the last day of the plan year, whichever is lower.  Employee contributions are deducted from their regular salary or wages.  The maximum number of shares that can be purchased by an employee in any plan year is 1,000 shares.  For the year ended December 31, 2003, 8,000 shares were issued under the plan at a price of $0.37.  For the year ended December 31, 2002, 28,551 shares were issued under the plan at prices ranging from $2.59 to $2.68 at a weighted average price of $2.68.  For the year ended December 31, 2001, 36,881 shares were issued under the plan at prices ranging from $2.50 to $2.91, at a weighted average price of $2.89.  Approximately 122,900 shares remain reserved for future issuances.

NOTE 11 - SEGMENT, GEOGRAPHIC, CUSTOMER INFORMATION AND CONCENTRATION OF CREDIT RISK

We operate in one industry segment supplying automated equipment test handlers to the semiconductor industry.  Net sales to customers located in the three geographic regions in which we operate are summarized as follows (in thousands):

	Years Ended
	Dec. 31, 2003	Dec. 31, 2002	Dec. 31, 2001

United States	$3,725	$3,538	$11,628
Asia	6,989	7,527	12,082
Europe	409	1,146	1,696
	$11,123	$12,211	$25,406

Although our primary manufacturing facility is located in Penang, Malaysia, we do not hold a material amount of long-lived assets outside of the United States.  Of our inventory reflected on the Company balance sheet as of December 31, 2003, $3.1 million was located in our facility in Penang, Malaysia.

During the year ended December 31, 2003 our top ten customers accounted for approximately 86% of net sales with three customers accounting for approximately 50% of net sales and one customer accounting for approximately 32% of net sales.  During the year ended December 31, 2002, our top ten customers accounted for approximately 77% of net sales with three customers accounting for approximately 40% of net sales and one customer accounting for approximately 16% of net sales and another customer accounted for approximately 15% of our net sales.  During the year ended December 31, 2001, three customers accounted for approximately 41% of net sales.  As of December 31, 2003, one customer accounted for 23% of our total net accounts receivable.

NOTE 12 – SUBSEQUENT EVENT

On March 9, 2004 we completed a $5.0 million secured financing transaction with an institutional lender.  Under the terms of the three-year agreement, we put in place a $3.0 million secured working capital line of credit and a $2.0 long-term convertible note.  $750,000 of the secured working capital line of credit can be converted to shares of our common stock by the lender under certain market conditions and at a price of $1.92 per share.  The $2.0 million long-term convertible note is convertible to shares of our common stock at a price of $1.79.  In connection with the execution of this credit facility, we issued to the lender a seven-year warrant to purchase 400,000 shares of our common stock at exercise prices ranging from $2.30 to $2.88.  Our present secured lending relationship was terminated as a result of this transaction.  This credit facility is secured by all the assets of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of St. Paul, State of Minnesota, on March 15, 2004.

MICRO COMPONENT TECHNOLOGY, INC.

By:	/s/ Roger E. Gower
Roger E. Gower
President, Chief Executive Officer,
Chairman of the Board and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 15, 2004.

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