Form 10-Q
period 2004-03-27
MICRO COMPONENT TECHNOLOGY INC
filed 2004-05-11
CIK 911149

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2004

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

Yes  ☐      No  ☒

The number of shares outstanding of the Registrant’s Common Stock, as of May 7, 2004 was 25,123,757.

MICRO COMPONENT TECHNOLOGY, INC.

FORM 10-Q

MICRO COMPONENT TECHNOLOGY, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 27,	December 31,
	2004	2003
Assets
Current assets
Cash and cash equivalents	$1,113	$1,078
Accounts receivable, less allowance for doubtful accounts of $303 and $303, respectively	3,177	1,539
Inventories	3,338	3,413
Other	413	273
Total current assets	8,041	6,303

Property, plant and equipment, net	298	336

Debt issuance costs, net	506	499
Other assets	64	56

Total assets	$8,909	$7,194

Liabilities and Stockholders’ Deficit
Current liabilities:
Line of credit	$645	$348
Accounts payable	1,728	1,518
Accrued compensation	564	469
Accrued interest	100	370
Accrued warranty	174	181
Customer prepayments and unearned service revenue	672	1,410
Deferred revenue in excess of costs incurred	—	16
Other accrued liabilities	293	373
Total current liabilities	4,176	4,685

Long-term portion of accounts payable	97	195
Long-term convertible note	1,721	—
10% senior subordinated convertible debt	3,630	7,340

Stockholders’ deficit:
Preferred stock, $.01 par value, 1,000,000 authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 40,000,000 authorized, 25,114,700 and 21,145,300 issued, respectively	251	212
Additional paid-in capital	96,764	92,668
Cumulative other comprehensive loss	(69)	(69)
Accumulated deficit	(97,661)	(97,837)
Total stockholders’ deficit	(715)	(5,026)
Total liabilities and stockholders’ deficit	$8,909	$7,194

See notes to unaudited condensed consolidated financial statements

MICRO COMPONENT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 27,	March 29,
	2004	2003
Net sales	$4,268	$2,200
Cost of sales	1,975	1,476

Gross profit	2,293	724

Operating expenses:
Selling, general and administrative	1,273	1,333
Research and development	649	734
Restructuring charge	—	19

Total operating expenses	1,922	2,086

Income (loss) from operations	371	(1,362)

Interest income	1	1
(Loss) gain on disposition of assets	(12)	153
Interest expense and other	(184)	(283)

Total interest and other	(195)	(129)

Net income (loss)	$176	$(1,491)

Net income (loss) per share:

Basic	$0.01	$(0.10)
Diluted	$0.01	$(0.10)

Weighted average common and equivalent shares outstanding:

Basic	24,336	14,871
Diluted	27,985	14,871

See notes to unaudited condensed consolidated financial statements

MICRO COMPONENT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 27,	March 29,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$176	$(1,491)
Adjustments to reconcile net loss to net cash used in operating Activities:
Depreciation and amortization	147	135
(Gain) loss on disposal of property	12	(153)
Changes in assets and liabilities:
Accounts receivable	(1,638)	(1,425)
Inventories	13	37
Other current assets	(146)	(41)
Accounts payable	112	656
Accrued restructuring costs	—	(95)
Other accrued liabilities	(667)	(126)

Net cash used in operating activities	(1,991)	(2,503)

Cash flow from investing activities:
Purchases of property, plant and equipment	(27)	—
Proceeds from disposition of property	—	173

Net cash (used in) provided by investing activities	(27)	173

Cash flows from financing activities:
Payments of long-term debt	—	(11)
Repayment of bank line of credit	(348)	—
Proceeds from institutional line of credit	750	—
Issuance of long-term convertible note, net of debt issue costs	1,657	—
Proceeds from issuance of stock	16	1,362
Stock issuance costs	(22)	(218)

Net cash provided by financing activities	2,053	1,133

Net decrease in cash and cash equivalents	35	(1,197)

Cash and cash equivalents at beginning of period	1,078	1,560

Cash and cash equivalents at end of period	$1,113	$363

Supplemental cash flow information:
Non-cash financing activities:
Stock issued in lieu of interest	$349	$—
Stock issued in conversion of 10% senior subordinated convertible debt	3,710	—
Cash paid for interest	55	501

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

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (generally accepted accounting principles) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management all adjustments, including normal recurring adjustments, necessary for a fair presentation of the interim periods presented have been included.  The interim results are not necessarily indicative of the operating results expected for the full fiscal year ending on December 31, 2004.

Interim unaudited financial results should be read in conjunction with the audited financial statements included in the SEC Report on Form 10-K, for the period ended December 31, 2003.

2.                          EARNINGS PER SHARE

Basic earnings per share are computed using the weighted average number of common shares outstanding during each period.  Diluted earnings per share include the dilutive effect of common shares potentially issuable upon the exercise of stock options, warrants and the 10% Senior Subordinated Convertible Notes outstanding.  The following table reconciles the denominators used in computing basic and diluted earnings per share:

(in thousands)	Three Months Ended
	March 29,	March 29,
	2004 (1)	2003 (2)
Weighted average common shares outstanding	24,336	14,871
Effect of dilutive stock options, warrants and notes	3,649	—

	27,985	14,871

                          (1)       The total number of stock options, warrants and 10% Senior Convertible Notes excluded from the calculation of potentially dilutive securities due to the exercise price exceeding the average market price for the three months ended March 27, 2004, was 3,643,589.

                          (2)       We reported a loss for the period indicated.  No adjustments were made for the effect of stock options, which totaled 2,459,251       shares at March 29, 2003 as the effect is antidilutive.

3.                          REPORTING OF COMPREHENSIVE NET INCOME (LOSS)

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS), No. 130 Reporting Comprehensive Income which establishes standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements.  Under this standard, certain revenues, expenses, gains, and losses recognized during the period are included in comprehensive loss, regardless of whether they are considered to be results of operations of the period.  During the three-month periods ended March 27, 2004 and March 29, 2003, total comprehensive income (loss) equaled net income (loss) as reported on the Consolidated Statements of Operations.

4.                    BALANCE SHEET INFORMATION

Major components of inventories were as follows (in thousands):

	March 27,	December 31,
	2004	2003
Raw materials	$1,406	$1,775
Work-in-process	1,477	1,254
Finished goods	455	384
	$3,338	$3,413

We provide a standard thirteen-month warranty program for our equipment products. We record provisions for warranty claims for these products based upon historical claim performance.  The following table provides the expense recorded and charges against our reserves for the quarter ended March 27, 2004 (in thousands):

Accrued warranty balance at December 31, 2003	$181

Provision	—

Warranty claims	(7)

Accrued warranty balance at March 27, 2004	$174

5.                          FINANCING TRANSACTIONS

On March 9, 2004 we completed a $5.0 million secured financing transaction with an institutional lender.  Under the terms of the three-year agreement, we put in place a $3.0 million secured working capital line of credit and a $2.0 long-term convertible note.  $750,000 of the secured working capital line of credit can be converted to shares of our common stock by the lender under certain market conditions and at a price of $1.92 per share.  The $2.0 million long-term convertible note is convertible to shares of our common stock at a price of $1.79.  In connection with the execution of this credit facility, we issued to the lender a seven-year warrant to purchase 400,000 shares of our common stock at exercise prices ranging from $2.30 to $2.88. The fair value of the warrants was determined using the  Black-Scholes option pricing model.  This resulted in a value of $391,000, which was recorded as an increase to additional paid-in- capital and a discount to the working capital line of credit and long-term convertible note.  This discount is amortized to interest expense over the three-year agreement.  Our existing secured lending relationship was terminated as a result of this transaction.  This credit facility is secured by all the assets of the Company.

During the period covered by this report, we issued 228,618 shares of our common stock to the holders of our 10% Senior Subordinated Convertible Notes (“the Notes”) in payment of interest due on December 31, 2003.  The issuance was exempt from registration under Rule 506 under the Securities Act of 1933, because all of the noteholders were accredited, there was no general solicitation, and the shares were subject to restrictions on transfer.

During the period covered by this report, we issued a total of 3,721,532 shares of our common stock to holders of the Notes pursuant to conversion of their Notes at $1.00 per share including accrued interest due at the time of conversion.  The issuance was exempt from registration under Rule 506 under the Securities Act of 1933, because all of the noteholders were accredited, there was no general solicitation, and the shares were subject to restrictions on transfer.

6.                          RESTRUCTURING CHARGES

2003 Restructuring Charges

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

7.        STOCK BASED COMPENSATION

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

If compensation cost for our stock option and employee stock purchase plans had been determined based on the fair value at the grant dates, consistent with the method provided in SFAS No. 148 and SFAS No. 123, our net loss and net loss per share would have been as follows:

	Quarters Ended
	March 27,	March 29,
	2004	2003
Net income (loss):
As reported	$176	$(1,491)
Fair value compensation expense	(219)	(241)
Pro forma	$(43)	$(1,732)

Net income (loss) per share – basic and diluted:
As reported	$0.01	$(0.10)
Fair value compensation expense	(0.01)	(0.02)
Pro forma	$0.00	$(0.12)

Stock Based Compensation:
As reported	$—	$—
Fair value compensation expense	(219)	(241)
Pro forma	$(219)	$(241)

The fair value of options granted under the stock options for the quarters ended March 27, 2004 and March 29, 2003 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the three months ended March 27, 2004 and March 29, 2003.

	Quarters ended
	March 27,		March 29,
	2004		2004

Dividend yield	0.00%		0.00%
Expected volatility	112.26%		88.17%
Risk-free interest rate	3.02%		3.87%
Expected life of options	3.5	years	3.5	years
Fair value per share of options granted	$1.47		$1.28

8.         RECENT ACCOUNTING PRONOUNCEMENTS

FASB Interpretation No. 46 —(Revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN 46R).  In December 2003, the Financial

Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN 46R). This standard replaces FIN 46, “Consolidation of Variable Interest Entities” that was issued on January 2003.  FIN 46R modifies or clarifies various provisions of FIN 46. FIN 46R addresses the consolidation of business enterprises of variable interest entities. (VIEs), as defined by FIN 46R.  FIN 46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN 46 prior to issuance of FIN 46R.  Otherwise, application of FIN 46R is required in financial statements of public entities that have interest in structures commonly referred to as special purpose entities for periods ending after December 15, 2003.  FIN 46 had no effect on our financial statements for the quarter ended March 27, 2004, as we had no interests in special purpose entities.  Application by us for all other types of VIEs is required in financial statements for periods ending no later than the quarter ended January 31, 2005.  We do not expect the adoption of FIN 46R to have a material effect on our financial statements.

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

The demand for our products and services is dependent upon growth in the semiconductor industry and the increasing automation needs of semiconductor manufacturers and independent test and assembly facilities.  In the fourth quarter of 2000, the semiconductor industry went into a sharp downturn, which intensified and continued through the first nine months of 2003, resulting in significant adverse impacts on our business including inventory revaluations charges, write downs of impaired intangible assets and significant reductions in our employee base.  In the fourth quarter of 2003 worldwide semiconductor bookings began showing signs of stabilization; however, the continuance or strength of this stabilization cannot be predicted in the short term.

  As disclosed in our Form 10-K for the years ended December 31, 2002 and December 31, 2003 a continued or intensified market downturn might result in significant losses, charges for inventory revaluation, asset impairment or restructuring charges.  As a result of this downturn continuing throughout most of 2003, the following steps were taken in 2003 and the first quarter of 2004 as part of a comprehensive restructuring effort:

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

•                    On March 9, 2004 we completed a $5.0 million secured financing transaction with an institutional lender.  Under the terms of the three-year agreement, we put in place a $3.0 million secured working capital line of credit and a $2.0 long-term convertible note.  $750,000 of the secured working capital line of credit can be converted to shares of our common stock by the lender under certain market conditions and at a price of $1.92 per share.  The $2.0 million long-term convertible note is convertible to shares of our common stock at a price of $1.79.  In connection with the execution of this credit facility, we issued to the lender a seven-year warrant to purchase 400,000 shares of our common stock at exercise prices ranging from $2.30 to $2.88.  Our existing secured lending relationship was terminated as a result of this transaction.  This credit facility is secured by all the assets of the Company.

Critical Accounting Policies

Revenue Recognition

Under SAB 104, we recognize revenue upon shipment, as our terms are FOB shipping point, for established equipment products that have previously satisfied existing customer performance specifications and that provide for full payment tied to shipment.  Revenue for products that have not previously satisfied customer performance specifications or from sales where all or a portion of customer payment is based upon acceptance are only recognized upon customer acceptance.  As such, in periods of increasing shipments, revenues will be deferred if the shipments are for new customers, new products or the payment terms are tied to acceptance criteria.  Consequently, if these conditions exist, we may report revenue levels that are not reflective of actual shipment growth rates.  Conversely, in periods of decreasing shipments, we potentially could recognize revenues related to shipments made in prior periods.  Consequently, if these conditions exist, we may report revenue levels that are greater than actual shipments.  During the quarter ended March 27, 2004, revenue recorded approximated shipments.

Allowance for Doubtful Accounts

We record a provision for doubtful accounts based on specific identification of our accounts receivable. This involves a degree of judgment based on discussion with our internal sales and marketing groups, our customer base and the examination of the financial stability of our customers.  There can be no assurance that our estimates will match actual amounts ultimately written off.  During periods of downturn in the market for semiconductor capital equipment  or economic recession, a greater degree of risk exists concerning the ultimate collectability of our accounts receivable due to the impact that these conditions might have on our customer base.  No provisions were recorded for the quarter ended March 27, 2004.

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

Provisions to reduce inventories to the lower of cost or market are made based on a review of excess and obsolete inventories through an examination of historical component consumption, current market demands and shifting product technology.  Significant assumptions with respect to market trends and customer product acceptance are utilized to formulate our provision methods.  Sudden or continuing downward changes in the semiconductor capital equipment market may cause us to record additional inventory revaluation charges in future periods.  No write-off provision was made to our inventories for the quarter ended March 27, 2004.

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

Results of Operations for the Three Months Ended March 27, 2004 and March 29, 2003

Net sales for the three months ended March 27, 2004, increased $2.1 million or 94.0% to $4.3 million compared to $2.2 million for the three months ended March 29, 2003.  Product acceptance requirements related to product and customer mix resulted in a net decrease to revenues of $0.6 million for the quarter ended March 29, 2003, while shipments approximated revenue for the first quarter of 2004.  Current quarter product sales for our strip product offering increased significantly over the prior year comparable period and comprised approximately 67% of total sales compared to approximately 40% in the prior comparable period.

Gross profit for the first quarter of 2004 increased by $1.6 million to $2.3 million, or 53.7% of net sales, from $0.7 million, or 32.9% of net sales, for the comparable period in the prior year.  The increase in gross margin in the current year period primarily resulted from the many restructuring efforts that we have completed during 2003 coupled with stabilization in the semiconductor capital equipment market.  This stabilization has directly resulted in increased shipment activity for our products, resulting in fixed costs being spread over a larger number of products also contributing to the overall improvement in gross profit performance.

Selling, general and administrative expense in the first quarter of 2004 was $1.3 million, or 29.8% of net sales, compared to $1.3 million, or 60.6% of net sales for the first quarter of 2003. The decrease in expense as a percentage of sales is a result of the cost reduction measures completed in 2003 coupled with the increase in sales.

Research and development expense for the first quarter of 2004 was $0.6 million, or 15.2% of net sales compared to $0.7 million, or 33.4% of net sales in the first quarter of 2003.  The decrease in expense as a percentage of sales is a result of the cost reduction measures completed in 2003 coupled with the increase in sales.

The restructuring charge in the prior year totaled $19,000 or 0.9% of net sales.  This charge resulted from reductions of our workforce across all functional areas in the first quarter of 2003.  This charge reflects severance and other benefits costs associated with this reduction in excess of the amounts included in our restructuring accruals at December 31, 2002.  This workforce reduction affected 26 employees, across all functional areas.

We incurred a $12,000 loss or 0.3% of sales in the first quarter of 2004 from the disposition of certain assets resulting from the restructuring of leases throughout 2003.  In connection with the transfer of our manufacturing operations to Penang, we sold certain fixed and other assets from our St. Paul, Minnesota facility in the first quarter of 2003 resulting in a gain on sale of $153,000 or 7.0% of net sales.  Interest expense and other totaled $184,000 or 4.3% of net sales in the current year’s quarter, compared to $283,000 or 12.9% of net sales for the comparable period in the prior year.  The interest reduction resulted from the conversion of $6.4 million of our 10% Senior Subordinated Notes into shares of our common stock during the last part of 2003 and continuing through the first quarter of 2004.

Net income for the quarter ended March 27, 2004 was $176,000 or $0.01 per basic and fully diluted share as compared to a  net loss for the quarter ended March 29, 2003 of $1.5 million or $0.10 per share.

Liquidity and Capital Resources

The increase in accounts receivable and reduction of other accrued liabilites were the primary uses of cash in the first quarter of 2004.  The net loss and increase in accounts receivable were the primary uses of cash in the first quarter of the prior year.  Cash used in operations was $2.0 million in the first quarter of 2004 and $2.6 million in the first quarter 2003.

Capital expenditures were $27,000 for the first quarter of 2004 compared to zero in the first quarter of 2003. The increase in capital spending was primarily in the area of technology equipment.

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

On June 30, 2003, we completed the restructuring of $9.29 million, or 92.9%, of our 10% Senior Subordinated Convertible Notes, wherein the participating noteholders agreed to accept stock in lieu of cash for the next four semi-annual interest payment dates beginning June 30, 2003 through December 31, 2004.  $10.0 million of the Notes were originally issued in December 2002, resulting in proceeds to us of $9.2 million.  As part of this restructuring, the company amended the Notes of the participating noteholders to reduce the conversion price from $2.60 per share to $1.00 per share for the remainder of the term through December 2006.  The agreement also included standard anti-dilution provisions, and required the company to register the shares with the Securities and Exchange Commission. During the first quarter of 2004,  $3.7 million of the Notes were converted to equity under this agreement resulting in the issuance of 3,710,000 shares of our common stock to the noteholders.

We estimate that we may need to raise additional capital through debt or equity offerings to support additional working capital requirements due to the recent increases in our backlogs and the potential improvements in the semiconductor capital equipment markets.  There is no assurance that additional financing, if needed, will be available on terms and conditions acceptable or favorable to us, if at all.  However, on March 9, 2004 we completed a $5.0 million secured financing transaction with an institutional lender. Under the terms of the three-year agreement, we put in place a $3.0 million secured working capital line of credit and a $2.0 long-term convertible note.  $750,000 of the secured working capital line of credit can be converted to shares of our common stock by the lender under certain market condition and at a price of $1.92 per share.  The $2.0 million long-term convertible note is convertible to shares of our common stock at a price of $1.79.  In connection with the execution of this credit facility, we issued to the lender a seven-year warrant to purchase 400,000 shares of our common stock at exercise prices ranging from $2.30 to $2.88.  Our existing secured lending relationship was terminated as a result of this transaction.  This credit facility is secured by all the assets of the Company.  We believe that this transaction in combination with our other restructering efforts completed in 2003 will provide the cash necessary to meet our operating, working capital and capital resource obligations through all of 2004.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically had little impact on us.  Inflation has not been a significant factor in our operations in any of the periods presented, and it is not expected to affect operations in the future.  At March 27, 2004, all of our outstanding long-term debt carries interest at a fixed rate. There is no material market risk relating to our long-term debt.

IMPACT OF ACCOUNTING STANDARDS

In December of 2003 the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 —(Revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN46R).  This standard replaces FIN 46, “Consolidation of Variable Interest Entities” that was issued on January 2003.  FIN 46R modifies or clarifies various provisions of FIN 46. FIN 46R addresses the consolidation of business enterprises of variable interest entities. (VIEs), as defined by FIN 46R.  FIN 46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN 46 prior to issuance of FIN 46R.  Otherwise, application of FIN 46R is required in financial statements of public entities that have interest in structures commonly referred to as special purpose entities for periods ending after December 15, 2003.  FIN 46 had no effect on our financial statements for the quarter ended March 27, 2004, as we had no interests in special purpose entities.  Application by us for all other types of VIEs is required in financial statements for periods ending no later than the quarter ended January 31, 2005.  We do not expect the adoption of FIN 46R to have a material effect on our financial statements.

RISK FACTORS

Except for the historical information contained herein, certain of the matters discussed in this report are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995.  These “forward-looking statements” involve certain risks and uncertainties, including, but not limited to, the following: (1) a renewal of a downturn in the semiconductor market which often has a disproportionately negative impact on manufacturers of semiconductor capital equipment, and which could cause us to incur significant cash losses decreasing our cash and expose us to potential further charges for restructuring, excess and obsolete inventory and/or impairment of assets; (2) the market for our products is highly competitive throughout the world, primarily from manufacturers in the United States, Europe and Asia, and many of our competitors are considerably larger and have considerably greater financial resources than we do which may allow them to develop superior or lower priced products; (3) rapid changes in technology and in tester and handler products, which we must respond to successfully in order for our products to avoid becoming noncompetitive or obsolete; (4) customer acceptance of our new products, including the strip-based Tapestry handling systems and Smart Solutions products, and other singulated device handler products in which we have invested significant amounts of inventory; (5) possible loss of any of our key customers, who account for a substantial percentage of our business; (6) the possible adverse impact of competition in markets which are highly competitive; (7) the possible adverse impact of economic or political changes in markets we serve;  and (8) other factors detailed from time to time in our SEC reports, including but not limited to the discussion in the Management’s Discussion & Analysis included in Form 10-K for the year ended December 31, 2003.

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

MICRO COMPONENT TECHNOLOGY, INC.

FORM 10-Q

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

                  During the period covered by this report, we issued 228,618 shares of our common stock to the holders of our 10% Senior Subordinated Convertible Notes (“the Notes”) in payment of interest due on December 31, 2003.  The issuance was exempt from registration under Rule 506 under the Securities Act of 1933, because all of the noteholders were accredited, there was no general solicitation, and the shares were subject to restrictions on transfer.

                  During the period covered by this report, we issued a total of 3,721,532 shares of our common stock to holders of the Notes pursuant to conversion of their Notes at $1.00 per share including accrued interest due at the time of conversion.  The issuance was exempt from registration under Rule 506 under the Securities Act of 1933, because all of the noteholders were accredited, there was no general solicitation, and the shares were subject to restrictions on transfer.

Item 5.  Other Information

                  On March 9, 2004 we completed a $5.0 million secured financing transaction with an institutional lender. Under the terms of the three-year agreement, we put in place a $3.0 million secured working capital line of credit and a $2.0 long-term convertible note.  $750,000 of the secured working capital line of credit can be converted to shares of our common stock by the lender under certain market condition and at a price of $1.92 per share.  The $2.0 million long-term convertible note is convertible to shares of our common stock at a price of $1.79.  In connection with the execution of this credit facility, we issued to the lender a seven-year warrant to purchase 400,000 shares of our common stock at exercise prices ranging from $2.30 to $2.88.  Our existing secured lending relationship was terminated as a result of this transaction.  This credit facility is secured by all the assets of the Company.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Reports on Form 8-K

On February 17, 2004, we issued a press release disclosing financial information regarding the quarter and year ended December 31, 2003, for which a Form 8-K was filed on March 31, 2004.

(b)   Exhibit Index

14	Code of Ethics (filed herewith).

31.1	Certification of Chief Executive Officer (filed herewith).

31.2	Certification of Chief Financial Officer (filed herewith).

32	Section 1350 Certification (filed herewith).

MICRO COMPONENT TECHNOLOGY, INC.

FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Micro Component Technology, Inc. Registrant

Dated: May 7, 2004	By:	/s/ Roger E. Gower
Roger E. Gower President and Chief Executive Officer

And

Dated: May 7, 2004	By:	/s/ Thomas P. Maun
Thomas P. Maun Chief Financial Officer Chief Accounting Officer