Form 10-Q
period 2004-06-26
MICRO COMPONENT TECHNOLOGY INC
filed 2004-08-10
CIK 911149

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2004

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

The number of shares outstanding of the Registrant’s Common Stock, as of August 6, 2004 was 25,123,757.

MICRO COMPONENT TECHNOLOGY, INC.

FORM 10-Q

MICRO COMPONENT TECHNOLOGY, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 26, 2004	December 31, 2003
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$931	$1,078
Accounts receivable, less allowance for doubtful accounts of $271 and $303, respectively	2,722	1,539
Inventories	3,310	3,413
Other	365	273
Total current assets	7,328	6,303

Property, plant and equipment, net	321	336
Debt issuance costs, net	459	499
Other assets	59	56

Total assets	$8,167	$7,194

Liabilities and Stockholders’ Deficit
Current liabilities:
Line of credit	$654	$348
Accounts payable	1,502	1,518
Accrued compensation	507	469
Accrued interest	195	370
Accrued warranty	122	181
Customer prepayments and unearned service revenue	389	1,410
Deferred revenue in excess of costs incurred	—	16
Other accrued liabilities	149	373
Total current liabilities	3,518	4,685

Long-term portion of accounts payable	—	195
Long-term convertible note	1,744	—
10% senior subordinated convertible debt	3,630	7,340

Stockholders’ deficit:
Preferred stock, $.01 par value, 1,000,000 authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 40,000,000 authorized, 25,123,757 and 21,145,300 issued, respectively	251	212
Additional paid-in capital	96,745	92,668
Cumulative other comprehensive loss	(69)	(69)
Accumulated deficit	(97,652)	(97,837)
Total stockholders’ deficit	(725)	(5,026)
Total liabilities and stockholders’ deficit	$8,167	$7,194

See notes to unaudited condensed consolidated financial statements

MICRO COMPONENT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003

Net sales	$4,223	$2,333	$8,491	$4,533
Cost of sales	2,015	1,448	3,990	2,924

Gross profit	2,208	885	4,501	1,609

Operating expenses:
Selling, general and administrative	1,337	1,290	2,610	2,622
Research and development	673	601	1,322	1,334
Restructuring charge	—	246	—	266

Total operating expenses	2,010	2,137	3,932	4,222

Income (loss) from operations	198	(1,252)	569	(2,613)

Interest income	1	1	2	2
Gain (loss) on sale of assets	—	60	(12)	213
Interest expense and other, net	(190)	(317)	(374)	(600)

Total interest and other	(189)	(256)	(384)	(385)

Net income (loss)	$9	$(1,508)	$185	$(2,998)

Net income (loss) per share:

Basic	$0.00	$(0.09)	$0.01	$(0.19)
Diluted	$0.00	$(0.09)	$0.01	$(0.19)

Weighted average common and equivalent shares outstanding:

Basic	25,120	17,319	24,737	16,105
Diluted	28,585	17,319	28,299	16,105

See notes to unaudited condensed consolidated financial statements

MICRO COMPONENT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 26, 2004	June 28, 2003

Cash flows from operating activities:
Net loss	$185	$(2,998)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	337	321
(Gain) loss on sales and write-offs of property	12	(172)
Changes in assets and liabilities:
Accounts receivable	(1,183)	(1,972)
Inventories	(22)	499
Other assets	(94)	(69)
Accounts payable	(211)	1,005
Accrued restructuring costs	—	(144)
Other accrued liabilities	(1,108)	82

Net cash used in operating activities	(2,084)	(3,448)

Cash flows from investing activities:
Additions to property, plant and equipment	(97)	(93)
Proceeds from disposition of property		248

Net cash provided by (used in) investing activities	(97)	155

Cash flows from financing activities:
Payments of long-term debt	—	(20)
Repayment of bank line of credit	(348)	—
Proceeds from bank line of credit	—	1,086
Proceeds from institutional line of credit	750	—
Issuance of long-term convertible note, net of debt issue costs	1,657	—
Proceeds from issuance of stock	16	1,362
Stock issuance costs	(41)	(241)

Net cash provided by financing activities	2,034	2,187

Net decrease in cash and cash equivalents	(147)	(1,106)

Cash and cash equivalents at beginning of period	1,078	1,560

Cash and cash equivalents at end of period	$931	$454

Supplemental cash flow information:

Non-cash financing activities:
Stock issued in lieu of interest	$349	$—
Stock issued in conversion of 10% senior subordinated convertible debt	3,710	—
Cash paid for interest	$92	$502

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

Interim unaudited financial results should be read in conjunction with the audited financial statements included in the SEC Report on Form 10-K, for the period ended December 31, 2003

2.                          EARNINGS PER SHARE

Basic earnings per share are computed using the weighted average number of common shares outstanding during each period.  Diluted earnings per share include the dilutive effect of common shares potentially issuable upon the exercise of stock options, and the 10% Senior Subordinated Convertible Notes outstanding.  The following table reconciles the denominators used in computing basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
(in thousands)	June 26, 2004 (1)	June 28, 2003(2)	June 26, 2004(1)	June 28, 2003(2)
Weighted average common shares outstanding	25,120	17,319	24,737	16,105
Effect of dilutive stock options and warrants	3,465	—	3,562	—

	28,585	17,319	28,299	16,105

(1)                                  The total number of stock options, warrants and 10% Senior Convertible Notes excluded from the calculation of potentially dilutive securities due to the exercise price exceeding the average market price for the three months and six-months ended June 26, 2004, was 3,921,900 and 3,825,000, respectively.

(2)                                  We reported a loss for the period indicated.  No adjustments were made for the effect of stock options, which totaled 2,168,251 shares at June 28, 2003 as the effect is antidilutive.

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

4.                          BALANCE SHEET INFORMATION

Major components of net inventories were as follows (in thousands):

	June 26, 2004	December 31, 2003

Raw materials	$2,062	$1,775
Work-in-process	751	1,254
Finished goods	497	384
	$3,310	$3,413

We provide a standard thirteen month warranty program for our equipment products. We record provisions for warranty claims for these products based upon historical claim performance.  The following table provides the expense recorded and charges against our reserves for the quarter ended June 28, 2003 (in thousands):

Accrued warranty balance at December 31, 2003	$181

Provision	—

Warranty claims	(59)

Accrued warranty balance at June 26, 2004	$122

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

During the second quarter, we completed the restructuring of our master lease for our St. Paul, MN facility resulting in a restructuring charge of $227,000, which included write-offs of $41,000 related to leasehold improvements in the vacated space which provides no future economic benefit to us.  Additionally, we further reduced our workforce across all functional areas by approximately 4%, resulting in a restructuring charge of  $19,000.  This charge reflected severance and other benefit costs associated with this reduction.  This workforce reduction affected a total of 4 employees across all functional areas.

7.                          STOCK BASED COMPENSATION

We account for stock-based transactions under SFAS No. 123, Accounting for Stock-Based Compensation.  As permitted by SFAS No. 123, we have elected to continue following the guidance of APB Opinion No. 25 (as interpreted by FIN 44) for measurement and recognition of stock-based transactions with employees and non-employee directors.  Because stock options have been granted at exercise prices at least equal to fair market value of the stock at grant, no compensation cost has been recognized for stock options issued to employees and non-employee directors under stock option plans.  Stock-based transactions with non-employees are accounted for in accordance with SFAS No. 123 and related interpretations.

If compensation cost for our stock option and employee stock purchase plans had been determined based on the fair value at the grant dates, consistent with the method provided in SFAS No. 148 and SFAS No. 123, our net loss and net loss per share would have been as follows:

	Three Months Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 28, 2003	June 28, 2003
Net income (loss):
As reported	$9	$(1,508)	$185	$(2,998)
Fair value compensation expense	(219)	(224)	(438)	(448)
Pro forma	$(210)	$(1,732)	$(253)	$(3,446)

Net income (loss) per share - basic and diluted:
As reported	$—	$(0.09)	$0.01	$(0.19)
Fair value compensation expense	(0.01)	(0.01)	(0.02)	(0.02)
Pro forma	$(0.01)	$(0.10)	$(0.01)	$(0.21)

Stock based compensation:
As reported	$—	$—	$—	$—
Fair value compensation expense	(219)	(224)	(438)	(448)
Pro forma	$(219)	$(224)	$(438)	$(448)

The fair value of options granted under the stock options for the three and six-months ended June 26, 2004 and June 28, 2003 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions.

	Quarters Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003

Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	106.57%	88.17%	106.57%	88.17%
Risk-free interest rate	3.12%	3.87%	3.12%	3.87%
Expected life of options	3.5 years	3.5 years	3.5 years	3.5 years
Fair value per share of options granted	$1.00	$1.28	$1.00	$1.28

8.                          RECENT ACCOUNTING PRONOUNCEMENTS

FASB Interpretation No. 46 -(Revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN 46R).  In December 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN 46R). This standard replaces FIN 46, “Consolidation of Variable Interest Entities” that was issued on January 2003.  FIN 46R modifies or clarifies various provisions of FIN 46. FIN 46R addresses the consolidation of business enterprises of variable interest entities. (VIEs), as defined by FIN 46R.  FIN 46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN 46 prior to issuance of FIN 46R.  Otherwise, application of FIN 46R is required in financial statements of public entities that have interest in structures commonly referred to as special purpose entities for periods ending after December 15, 2003.  FIN 46 had no effect on our financial statements for the quarter and six months ended June 26, 2004, as we had no interests in special purpose entities.  Application by us for all other types of VIEs is required in financial statements for periods ending no later than the quarter ended January 31, 2005.  We do not expect the adoption of FIN 46R to have a material effect on our financial statements.

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

Overview

We are a leading supplier of integrated automation solutions for the global semiconductor test and assembly industry.  We offer complete and comprehensive equipment automation solutions for the test, laser mark, mark inspect, singulation, sort, and packaging for shipment portions of the back-end of the semiconductor manufacturing process that significantly improve our customers’ productivity, yield and throughput.  Our solutions include automated test handlers, factory automation software and our new integrated Smart Solutions product line.  We believe that our products can significantly improve the productivity, yield and throughput of the back-end (post wafer) parts of the manufacturing process, including assembling, packaging, testing and singulating of semiconductor devices.

The demand for our products and services is dependent upon growth in the semiconductor industry and the increasing automation needs of semiconductor manufacturers and independent test and assembly facilities.  In the fourth quarter of 2000, the semiconductor industry went into a sharp downturn, which intensified and continued through the first nine months of 2003, resulting in significant adverse impacts on our business including inventory revaluation charges, write downs of impaired intangible assets and significant reductions in our employee base.  In the fourth quarter of 2003 worldwide semiconductor bookings began showing signs of stabilization; however, the continuance or strength of this stabilization cannot be predicted in the short term.

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

Critical Accounting Policies

Revenue Recognition

Under Staff Accounting Bulletin 104 (“SAB 104”), we recognize revenue upon shipment, as our terms are FOB shipping point, for established equipment products that have previously satisfied existing customer performance specifications and that provide for full payment tied to shipment.  Revenue for products that have not previously satisfied customer performance specifications or from sales where all or a portion of customer payment is based upon acceptance are only recognized upon customer acceptance.  As such, in periods of increasing shipments, revenues will be deferred if the shipments are for new customers, new products or the payment terms are tied to acceptance criteria.  Consequently, if these conditions exist, we may report revenue levels that are not reflective of actual shipment growth rates.  Conversely, in periods of decreasing shipments, we potentially could recognize revenues related to shipments made in prior periods.  If these conditions exist, we may report revenue levels that are greater than actual shipments.

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

Provisions to reduce inventories to the lower of cost or market are made based on a review of excess and obsolete inventories through an examination of historical component consumption, current market demands and shifting product technology.  Significant assumptions with respect to market trends and customer product acceptance are utilized to formulate our provision methods.  Sudden or continuing downward changes in the semiconductor capital equipment market may cause us to record additional inventory revaluation charges in future periods.  No write-off provision was made to our inventories for the quarter and six-months ended June 26, 2004.

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

Results of Operations for the Three Months Ended June 26, 2004 and June 28, 2003

Net sales for the three months ended June 26, 2004, increased $1.9 million or 81.0% to $4.2 million compared to $2.3 million for the three months ended June 28, 2003.  Product acceptance requirements related to product and customer mix resulted in a net decrease of $0.5 million to revenues over shipments in second quarter of 2003, while these same factors did not have any impact to second quarter 2004 shipments.  Current quarter product sales for our strip product offerings increased significantly over the prior year comparable period and comprised approximately 57% of total net sales compared to approximately 35% in the prior comparable period.

Gross profit for the second quarter of 2004 increased by $1.3 million to $2.2 million, or 52.3% of net sales, from $0.9 million, or 37.9% of net sales, for the comparable period in the prior year.  The increase in gross margin in the current year period primarily resulted from the many restructuring efforts that we have completed during 2003 coupled with the current stabilization in the semiconductor capital equipment market.  This stabilization has directly resulted in increased shipment activity for our products, resulting in fixed costs being spread over a larger number of products also contributing to the overall improvement in gross profit performance.

Selling, general and administrative expense in the second quarter of 2004 was $1.3 million, or 31.7% of net sales, compared to $1.3 million, or 55.3% of net sales for the second quarter of 2003.   The decrease in expense as a percentage of sales is a result of the cost reduction measures completed in 2003 coupled with the increase in sales.

Research and development expense for the second quarter of 2004 was $0.7 million, or 15.9% of net sales compared to $0.6 million, or 25.8% of net sales in the second quarter of 2003.  The decrease in expense as a percentage of sales is a result of the cost reduction measures completed in 2003 coupled with the increase in sales.

The restructuring charge in the prior year quarter totaled $246,000 or 10.5% of net sales.  This charge resulted from reductions of our workforce across all functional areas in the second quarter of 2003.  This charge reflects severance and other benefits costs paid in 2003 related to exit activities commenced in 2002.  However, certain criterion under EITF 94-3 were not satisfied for these 2003 severance and benefit costs to be accrued at December 31, 2002.    This workforce reduction affected 4 employees, across all functional areas.  Included in this charge are restructuring costs associated with our St. Paul facility for $227,000 resulting from the restructuring of our master lease agreement related to this facility.

Interest income for the second quarter of 2004 was $1,000 compared to $1,000 in the second quarter of 2003.    Interest expense and other totaled $190,000 or 4.5% of net sales for the second quarter of 2004 compared to $317,000 or 13.6% of net revenue in the prior year’s quarter.  The interest expense reduction resulted from the conversion of $6.4 million of our 10% Senior Subordinated Convertible Notes into shares of our common stock during the last part of 2003 and continuing through the first quarter of 2004.

 In connection with the transfer of our manufacturing operations to Penang, we sold certain fixed and other assets from our St. Paul, Minnesota facility resulting in a gain on sale of $60,000 or 2.6% of net revenue for the second quarter of 2003.

Net income for the quarter ended June 26, 2004 was $9,000 or $0.00 per share, as compared to a net loss of $1.5 million, or $0.09 per share in the prior year period.

Results of Operations for the Six Months Ended June 26, 2004 and June 28, 2003

Net sales for the six months ended June 26, 2004, increased $4.0 million or 87.3% to $8.5 million compared to $4.5 million for the six months ended June 28, 2003.   Product acceptance requirements related to product and customer mix resulted in a net decrease to revenues of $1.1 million for the six months ended June 28, 2003, while shipments approximated revenue for the first six months of 2004.  Current quarter product sales for our strip product offering increased significantly over the prior year comparable period and comprised approximately 61.8% of total sales compared to approximately 37.6% in the prior comparable period.

Gross profit for the first six months of 2004 increased by $2.9 million to $4.5 million, or 53.0% of net sales, from $1.6 million, or 35.5% of net sales, for the comparable period in the prior year.  The increase in gross margin in the current year period primarily resulted from the many restructuring efforts that we have completed during 2003 coupled with the current stabilization in the semiconductor capital equipment market.  This stabilization has directly resulted in increased shipment activity for our products, resulting in fixed costs being spread over a larger number of products also contributing to the overall improvement in gross profit performance.

Selling, general and administrative expense for the first six months of 2004 was $2.6 million, or 30.7% of net sales, compared to $2.6 million, or 57.8% of net sales for the first six months of 2003.  The decrease in expense as a percentage of sales is a result of the cost reduction measures completed in 2003 coupled with the increase in sales.

Research and development expense for the first six months of 2004 was $1.3 million, or 15.6% of net sales, compared to $1.3 million, or 29.4% of net sales for the first six months of 2003.   The decrease in expense as a percentage of sales is a result of the cost reduction measures completed in 2003 coupled with the increase in sales.

  The restructuring charge in the prior year period totaled $266,000 or 5.9% of net sales. This charge resulted from reductions of our workforce across all functional areas in the first and second quarter of 2003.  This charge reflects severance and other benefits costs paid in 2003 related to exit activities commenced in 2002.  However, certain criterion under EITF 94-3 were not satisfied for these 2003 severance and benefit costs to be accrued at December 31, 2002.  This workforce reduction affected 30 employees, across all functional areas. Additionally included in this charge, are restructuring costs associated with our St. Paul facility for $227,000 resulting from the restructuring of our master lease agreement related to this facility.

Interest income for the first six months of 2003 was $2,000 compared to $2,000 for the comparable in the prior year.  Interest expense and other totaled $374,000 or 4.4% of net sales for the first six months of 2004 compared to $600,000 or 13.2% of net revenue for the comparable period in the prior year.  The interest expense reduction resulted from the conversion of $6.4 million of our 10% Senior Subordinated Convertible Notes into shares of our common stock during the last part of 2003 and continuing through the first quarter of 2004.

We incurred a $12,000 loss or 0.1% of sales in the first six months of 2004 from the disposition of certain assets resulting from the restructuring of our leases throughout 2003.  In connection with the transfer of our manufacturing operations to Penang, we sold certain fixed and other assets from our St. Paul, Minnesota facility resulting in a gain on sale of $213,000 or 4.7% of net revenue for the first six months of 2003.

Net income for the six-month period ended June 26, 2004 was $185,000 million or $0.01 per share, as compared to a net loss of $3.0 million, or $0.19 per share in the prior year period.

Liquidity and Capital Resources

The increase in accounts receivable and reduction of other accrued liabilites were the primary uses of cash in the first six months of 2004.  The net loss and increase in accounts receivable were the primary uses of cash in the first six months of the prior year.  Cash used in operations was $2.1 million for the first six months of 2004 and $3.5 million in the comparable prior year period.

Capital expenditures were $97,000 for the first six months of 2004 compared to $93,000 in the comparable prior year period. The spending in the current year period was primarily in the area of technology equipment and facility costs related to our Penang, Malaysia operations.

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

We estimate that we may need to raise additional capital through debt or equity offerings to support additional working capital requirements due to the recent increases in our backlogs and the potential improvements in the semiconductor capital equipment markets.  There is no assurance that additional financing, if needed, will be available on terms and conditions acceptable or favorable to us, if at all.  However, on March 9, 2004 we completed a $5.0 million secured financing transaction with an institutional lender. Under the terms of the three-year agreement, we put in place a $3.0 million secured working capital line of credit and a $2.0 long-term convertible note.  $750,000 of the secured working capital line of credit can be converted to shares of our common stock by the lender under certain market condition and at a price of $1.92 per share.  The $2.0 million long-term convertible note is convertible to shares of our common stock at a price of $1.79.  In connection with the execution of this credit facility, we issued to the lender a seven-year warrant to purchase 400,000 shares of our common stock at exercise prices ranging from $2.30 to $2.88.  Our existing secured lending relationship was terminated as a result of this transaction.  This credit facility is secured by all the assets of the Company.  We believe that this transaction in combination with our other restructuring efforts completed in 2003 will provide the cash necessary to meet our operating, working capital and capital resource obligations through all of 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically had little impact on us.  Inflation has not been a significant factor in our operations in any of the periods presented, and it is not expected to affect operations in the future.  At June 26, 2004, our 10% Senior Subordinated Convertible long-term debt carries interest at a fixed rate, whereas our long-term convertible debt carries interest at the prime rate plus 1.75 percent.  There is no material interest rate risk relating to our long-term debt.

IMPACT OF ACCOUNTING STANDARDS

In December of 2003 the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 -(Revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN46R).  This standard replaces FIN 46, “Consolidation of Variable Interest Entities” that was issued on January 2003.  FIN 46R modifies or clarifies various provisions of FIN 46. FIN 46R addresses the consolidation of business enterprises of variable interest entities. (VIEs), as defined by FIN 46R.  FIN 46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN 46 prior to issuance of FIN 46R.  Otherwise, application of FIN 46R is required in financial statements of public entities that have interest in structures commonly referred to as special purpose entities for periods ending after December 15, 2003.  FIN 46 had no effect on our financial statements for the quarter ended March 27, 2004, as we had no interests in special purpose entities.  Application by us for all other types of VIEs is required in financial statements for periods ending no later than the quarter ended January 31, 2005.  We do not expect the adoption of FIN 46R to have a material effect on our financial statements.

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

Item 4. Submission Of Matters To A Vote Of Security Holders

On June 24, 2004, the Company held its annual meeting of shareholders.  At the meeting, the following actions were taken:

Election of Directors

The following persons were elected directors of the Company to serve for a term of one year:

Roger Gower

David M. Sugishita

Dr. Sheldon Buckler

D. James Guzy

Donald R VanLuvanee

Donald Kramer

Patrick Verderico

The vote summaries are as follows:

Director Name	Affirmed	Withheld
Roger E. Gower	21,925,450	387,791
D. James Guzy	21,886,741	426,500
Donald J. Kramer	21,906,161	407,080
David M. Sugishita	22,053,450	259,791
Donald R. VanLuvanee	21,912,261	400,980
Patrick Verderico	21,912,250	400,991
Dr. Sheldon Buckler	22,051,561	261,680

Establishment of the 2004 Incentive Stock Plan

Adoption of the 2004 Incentive Stock Plan, and the reservation of 880,000 shares for the grant of options and restricted stock under the Plan were approved by the following vote:

For	8,110,493
Against	1,367,951
Abstain	147,661
Broker Non-Vote	12,687,136

Amendment to the Stock Option Plan for Outside Directors

An amendment to the Stock Option Plan for Outside Directors to increase the number of shares issuable under the plan from 450,000 shares to 570,000 shares was approved by the following vote:

For	8,036,032
Against	1,430,129
Abstain	159,944
Broker Non-Vote	12,687,136

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

Item 6.  Exhibits and Reports on Form 8-K

(a)          Reports on Form 8-K

On April 21, 2004, we issued a press release disclosing financial information regarding the quarter ended March 27, 2004 for which a Form 8-K was filed on April 22, 2004.

(b)         Exhibit Index

10.0                           Resignation agreement and release between Dennis Nelson and the Company

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

Micro Component Technology, Inc.
Registrant

Dated: August 6, 2004	By:	/s/ Roger E. Gower
Roger E. Gower
President and Chief Executive Officer

And

Dated: August 6, 2004	By:	/s/ Thomas P. Maun
Thomas P. Maun
Chief Financial Officer Chief Accounting Officer