Form 10-Q
period 2004-09-25
MICRO COMPONENT TECHNOLOGY INC
filed 2004-11-08
CIK 911149

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File No. 0–22384

MICRO COMPONENT TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41–0985960
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2340 West County Road C, St. Paul, MN 55113-2528
(Address of principal executive offices)

(651) 697–4000
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

Yes         ☐            No           ☒

The number of shares outstanding of the Registrant’s Common Stock, as of November 5, 2004 was 25,258,609

MICRO COMPONENT TECHNOLOGY, INC.

FORM 10-Q

MICRO COMPONENT TECHNOLOGY, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 25, 2004	December 31, 2003
Assets
Current assets
Cash and cash equivalents	$420	$1,078
Accounts receivable, less allowance for doubtful accounts of $271 and $303, respectively	3,084	1,539
Inventories	3,417	3,413
Other	372	273
Total current assets	7,293	6,303

Property, plant and equipment, net	301	336
Debt issuance costs, net	414	499
Other assets	60	56

Total assets	$8,068	$7,194

Liabilities and Stockholders’ Deficit
Current liabilities:
Line of credit	$1,084	$348
Current portion of long-term convertible note	800	—
Accounts payable	1,497	1,518
Accrued compensation	571	469
Accrued interest	108	370
Accrued warranty	117	181
Customer prepayments and unearned service revenue	359	1,410
Deferred revenue in excess of costs incurred	—	16
Other accrued liabilities	72	373
Total current liabilities	4,608	4,685

Long-term portion of accounts payable	—	195
Long-term convertible note	901	—
10% senior subordinated convertible note	3,630	7,340

Stockholders’ deficit:
Preferred stock, $.01 par value, 1,000,000 authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 40,000,000 authorized, 25,258,609 and 21,145,300 issued, respectively	253	212
Additional paid-in capital	96,873	92,668
Cumulative other comprehensive loss	(69)	(69)
Accumulated deficit	(98,128)	(97,837)
Total stockholders’ deficit	(1,071)	(5,026)
Total liabilities and stockholders’ deficit	$8,068	$7,194

See notes to unaudited condensed consolidated financial statements

MICRO COMPONENT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 25, 2003	Sept. 27, 2004	Sept. 25, 2003	Sept. 27, 2004

Net sales	$3,859	$2,852	$12,351	$7,385
Cost of sales	1,902	1,581	5,892	4,505

Gross profit	1,957	1,271	6,459	2,880
Operating expenses:
Selling, general and administrative	1,442	1,178	4,053	3,800
Research and development	788	464	2,111	1,798
Restructuring charge	—	—	—	266

Total operating expenses	2,230	1,642	6,164	5,864

Income (loss) from operations	(273)	(371)	295	(2,984)

Interest income	1	2	4	4
Gain (loss) on sale of assets	—	—	(14)	213
Interest expense and other, net	(204)	(332)	(576)	(931)

Total interest and other	(203)	(330)	(586)	(714)

Net loss	$(476)	$(701)	$(291)	$(3,698)

Net loss per share:

Basic	$(0.02)	$(0.04)	$(0.01)	$(0.22)
Diluted	$(0.02)	$(0.04)	$(0.01)	$(0.22)

Weighted average common and equivalent shares outstanding:

Basic	25,237	17,964	24,908	16,739
Diluted	25,237	17,964	24,908	16,739

See notes to unaudited condensed consolidated financial statements

MICRO COMPONENT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	Sept. 25, 2004	Sept. 27, 2003
Cash flows from operating activities:
Net loss	$(291)	$(3,698)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	530	490
(Gain) loss on sales and write-offs of property	14	(213)
Changes in assets and liabilities:
Accounts receivable	(1,545)	(1,407)
Inventories	(191)	983
Other assets	(102)	18
Accounts payable	(216)	740
Accrued restructuring costs	—	(146)
Other accrued liabilities	(1,096)	343

Net cash used in operating activities	(2,897)	(2,890)

Cash flows from investing activities:
Additions to property, plant and equipment	(131)	(108)
Proceeds from disposition of property	—	248

Net cash provided by (used in) investing activities	(131)	140

Cash flows from financing activities:
Payments of long-term debt	(67)	(27)
Payoff of long-term prior financing	(348)	—
Proceeds from bank line of credit	—	702
Proceeds from institutional line of credit, net of discounts	1,170	—
Issuance on long-term convertible note, net of debt issue costs	1,657	—
Proceeds from issuance of stock	16	1,366
Stock issuance costs	(58)	(283)

Net cash provided by financing activities	2,370	1,758

Net decrease in cash and cash equivalents	(658)	(992)

Cash and cash equivalents at beginning of period	1,078	1,560

Cash and cash equivalents at end of period	$420	$568

Supplemental cash flow information:
Non-cash financing activities:
Stock issued in lieu of interest	$496	$464
Stock issued in conversion of 10% senior subordinated convertible debt	3,710	250
Cash paid for interest	82	563

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

(in thousands)	Three Months Ended		Nine Months Ended
	Sept. 25 2004(1)	Sept. 27, 2003(1)	Sept. 25, 2003(1)	Sept. 27, 2004(1)
Weighted average common shares outstanding	25,237	17,964	24,908	16,739
Effect of dilutive stock options and warrants	—	—	—	—

	25,237	17,964	24,908	16,739

(1)          We reported a loss for the period indicated.  No adjustments were made for the effect of stock options and warrants, which totaled 3,566,817 and3,112,265 shares at September 25, 2004 and September 27, 2003, respectively as the effect is antidilutive.

3.             COMPREHENSIVE NET INCOME OR LOSS

In 1997, the Financial Accounting Standards Board (FASB) issued SFAS, No. 130 Reporting Comprehensive Income which establishes standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements.  Under this standard, certain revenues, expenses, gains, and losses recognized during the period are included in comprehensive income (loss), regardless of whether they are considered to be results of operations of the period.  During the three and nine-month periods ended September 25, 2004 and September 27, 2003 total comprehensive loss equaled net loss as reported on the Consolidated Statements of Operations.

4.             BALANCE SHEET INFORMATION

Major components of inventories were as follows (in thousands):

	September 25, 2004	December 31, 2003

Raw materials	$1,369	$1,775
Work-in-process	1,488	1,254
Finished goods	560	384
	$3,417	$3,413

We provide a standard thirteen month warranty program for our equipment products. We record provisions for warranty claims for these products based upon historical claim performance. The following table provides the expense recorded and charges against our reserves through the quarter ended Septmber 25, 2004 (in thousands):

Accrued warranty balance at December 31, 2003	$181

Provision	22

Warranty claims	(86)

Accrued warranty balance at September 25, 2004	$117

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

During the period covered by this report, we issued 228,618 and 113,708 shares of our common stock to the holders of our 10% Senior Subordinated Convertible Notes (“the Notes”) in payment of interest due on December 31, 2003 and June 30, 2004, respectively.  The issuance was exempt from registration under Rule 506 under the Securities Act of 1933, because all of the noteholders were accredited, there was no general solicitation, and the shares were subject to restrictions on transfer.

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

6.                                      CAPITAL STRUCTURE – CONTINGENTLY CONVERTIBLE SECURITIES

In connection with our $5.0 million secured financing completed March 9, 2004, certain features of the agreement allow for the conversion of debt to shares of our common stock under certain market conditions.

Under the $3.0 million revolving line of credit, the debt outstanding can be converted by the lender at a price of $1.92 per share (“the fixed conversion price”) to shares of our common stock.  However, the lender is limited in the dollar amount of shares that they may purchase to twenty-five percent (25%) of the aggregate dollar trading volume of the Common Stock for the ten (10) day trading period immediately preceding delivery of a Notice of Conversion.

Under the $2.0 million convertible note, the current payments due plus accrued interest can be converted by the lender in payment of principal and interest at a conversion price of $1.79 per share (“fixed conversion price”) to shares of our common stock. .  However, the stock price must first trade at one hundred and fifteen percent (115%) of the fixed conversion price for three consecutive days immediately preceding a payment date in order for the conversion to be available.  The dollar amount of shares that the lender may purchase is limited to twenty-five percent (25%) of the aggregate dollar trading volume of the Common Stock for the ten (10) day trading period immediately preceding delivery of a Notice of Conversion.

For the three and nine-month period ended September 25, 2004, there were no conversions of the Notes nor any dilutive effect as the convertible contingencies were not met.

7.             RESTRUCTURING CHARGES

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

During the second quarter of  2003, we completed the restructuring of our master lease for our St. Paul, MN facility resulting in a restructuring charge of $227,000, which included write-offs of $41,000 related to leasehold improvements in the vacated space which provided no future economic benefit to us.  Additionally, we further reduced our workforce across all functional areas by approximately 4% at the time, resulting in a restructuring charge of  $19,000.  This charge reflected severance and other benefit costs associated with this reduction.  This workforce reduction affected a total of 4 employees across all functional areas.

8.             STOCK BASED COMPENSATION

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

Had the Company determined stock-based compensation costs based on the estimated fair value at the grant date for its stock options, the Company’s net loss per share for the three and nine months ended September 25, 2004 and September 27, 2003, respectively, would have been as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	Sept. 25, 2004	Sept. 27, 2003	Sept. 25, 2004	Sept. 27, 2003
Net loss:
As reported	$(476)	$(701)	$(291)	$(3,698)
Fair value compensation expense	(219)	(346)	(658)	(724)
Pro forma	$(695)	$(1,047)	$(949)	(4,422)

Net loss per share – basic and diluted:
As reported	$(0.02)	$(0.04)	$(0.01)	$(0.22)
Fair value compensation expense	(0.01)	(0.02)	(0.03)	(0.04)
Pro forma	$(0.03)	$(0.06)	$(0.04)	$(0.26)

Stock based compensation:
As reported	$—	$—	$—	$—
Fair value compensation expense	(219)	(346)	(658)	(724)
Pro forma	$(219)	$(346)	$(658)	$(724)

The fair value of options granted under the stock options for the three and nine months ended September 25, 2004 and September 27, 2003 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions.

	Quarters Ended		Nine Months Ended
	Sept. 25, 2004	Sept. 27, 2003	Sept. 25, 2004	Sept 27, 2003

Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	93.53%	139.37%	93.53%	139.37%
Risk-free interest rate	3.41%	2.50%	3.41%	2.50%
Expected life of options	3.5 years	3.5 years	3.5 years	3.5 years
Fair value per share of options granted	$0.87	$0.73	$0.87	$0.73

9.             RECENT ACCOUNTING PRONOUNCEMENTS

FASB Interpretation No. 46 –(Revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN 46R).  In December 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN 46R). This standard replaces FIN 46, “Consolidation of Variable Interest Entities” that was issued on January 2003.  FIN 46R modifies or clarifies various provisions of FIN 46. FIN 46R addresses the consolidation of business enterprises of variable interest entities. (VIEs), as defined by FIN 46R.  FIN 46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN 46 prior to issuance of FIN 46R.  Otherwise, application of FIN 46R is required in financial statements of public entities that have interest in structures commonly referred to as special purpose entities for periods ending after December 15, 2003.  FIN 46R had no effect on our financial statements for the quarter and nine months ended September 25, 2004, as we had no interests in special purpose entities.  Application by us for all other types of VIEs is required in financial statements for periods ending no later than the quarter ended in March of  2005.  We do not expect the adoption of FIN 46R to have a material effect on our financial statements.

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

The demand for our products and services is dependent upon growth in the semiconductor industry and the increasing automation needs of semiconductor manufacturers and independent test and assembly facilities.  In the fourth quarter of 2000, the semiconductor industry went into a sharp downturn, which intensified and continued through the first nine months of 2003, resulting in significant adverse impacts on our business including inventory revaluation charges, write downs of impaired intangible assets and significant reductions in our employee base.  In the fourth quarter of 2003 worldwide semiconductor bookings began showing signs of stabilization, which continued through the second quarter of 2004.  In the third quarter of 2004 worldwide semiconductor bookings again began to contract.

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

In the third quarter of 2004, worldwide semiconductor bookings again began to contract.  A continuation of this contraction could result in an adverse impact on our business including significant losses, charges for inventory revaluation, asset impairment or restructuring charges.

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

Valuation of Inventories

Our inventories are stated at the lower of cost or market.  Cost is determined by the first-in, first-out (“FIFO”) method.  We maintain a standard costing system for our inventories.  Assumptions with respect to direct labor utilization, standard direct and indirect cost rates, vendor pricing and utilization of factory capacities are formulated in the development of our standard costing system.  Sudden or continuing changes in the semiconductor capital equipment market affecting our shipments can result in significant production variances from our standard rates. These variances directly impact our gross profit performance and may cause variability in gross profit results from reporting period-to-reporting period.  Our labor and overhead rates are set for production rates that match typical market conditions.  Production variances are charged to cost of sales each quarter as incurred. Material standards are based upon normal purchase volumes.  Purchase price variances are charged to costs of sales each quarter as incurred.

Provisions to reduce inventories to the lower of cost or market are made based on a review of excess and obsolete inventories through an examination of historical component consumption, current market demands and shifting product technology.  Significant assumptions with respect to market trends and customer product acceptance are utilized to formulate our provision methods.  Sudden or continuing downward changes in the semiconductor capital equipment market may cause us to record additional inventory revaluation charges in future periods.  No write-off provision was made to our inventories for the quarter and nine-months ended September 25, 2004.

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

Results of Operations for the Three Months Ended September 25, 2004 and September 27, 2003

Net sales for the three months ended September 25, 2004, increased $1.0 million or 35.3% to $3.9 million compared to $2.9 million for the three months ended September 27, 2003.  Product acceptance requirements related to product and customer mix resulted in a net increase of $0.3 million to revenues over shipments in third quarter of 2003, while these same factors did not have any impact to the third quarter of 2004.  Current quarter product sales for our strip product offerings comprise the largest portion of our net sales mix at approximately 42% of total net sales.

Gross profit for the third quarter of 2004 increased by $0.7 million to $2.0 million, or 50.7% of net sales, from $1.3 million, or 44.6% of net sales, for the comparable period in the prior year.  The increase in gross margin in the current year period primarily resulted from the many restructuring efforts that we have completed during 2003 coupled with our lower cost of operations associated with our Penang, Malaysia facility and higher net sales levels. This has resulted in lower fixed costs being spread over a larger number of products contributing to the overall improvement in gross profit performance.

Selling, general and administrative expense in the third quarter of 2004 was $1.4 million, or 37.4% of net sales, compared to $1.2 million, or 41.3% of net sales for the third quarter of 2003.   The slight increase in expense for the current year period is a result of the variable costs associated with the increases in net sales.  The lower percentage of net sales is a direct result of the higher net sales levels.

Research and development expense for the third quarter of 2004 was $0.8 million, or 20.4% of net sales compared to $0.5 million, or 16.3% of net sales in the third quarter of 2003.  This increase in both dollars and as a percentage of sales is a direct result of certain ongoing product development activities.

Interest income for the second quarter of 2004 was $1,000 compared to $2,000 in the second quarter of 2003.  Interest expense and other totaled $204,000 or 5.3% of net sales for the third quarter of 2004 compared to $332,000 or 11.6% of net sales in the prior year’s quarter.  The interest expense reduction resulted from the conversion of $6.4 million of our 10% Senior Subordinated Convertible Notes into shares of our common stock during the last part of 2003 and continuing through the first quarter of 2004.

Net loss for the quarter ended September 25, 2004 was $0.5 million or $0.02 per share, as compared to a net loss of $0.7 million, or $0.04 per share in the prior year period.

Results of Operations for the Nine Months Ended September 25, 2004 and September 27, 2003

Net sales for the nine months ended September 25, 2004, increased $5.0 million or 67.2% to $12.4 million compared to $7.4 million for the nine months ended September 27, 2003.  Product acceptance requirements related to product and customer mix resulted in a net increase to revenues over shipment of $21,000 for the 2004 nine month period compared to a net decrease to revenues of $0.8 million over shipments for the comparable prior year period. Product sales for our strip product offerings increased 118% for the 2004 nine month period compared to the prior year period and comprised approximately 56% of total sales compared to approximately 43% in the prior year period.

Gross profit for the first nine months of 2004 increased by $3.6 million to $6.5 million, or 52.3% of net sales, from $2.9 million, or 39.0% of net sales, for the comparable period in the prior year.  The increase in gross margin in the current year period primarily resulted from the many restructuring efforts that we have completed during 2003 coupled with our lower cost of operations associated with our Penang, Malaysia facility and higher net sales levels. This has resulted in lower fixed costs being spread over a larger number of products contributing to the overall improvement in gross profit performance.

Selling, general and administrative expense for the first nine months of 2004 was $4.1 million, or 32.8% of net sales, compared to $3.8 million, or 51.7% of net sales for the first nine months of 2003.  The slight increase in expense for the current year period is a result of the variable costs associated with the increases in net sales.  The lower percentage of net sales is a direct result of the higher net sales levels.

Research and development expense for the first nine months of 2004 was $2.1 million, or 17.1% of net sales, compared to $1.8 million, or 24.3% of net sales for the first nine months of 2003. This increase in expense is a direct result of certain ongoing product development activities whereas the decrease as a percentage of sales is a result of the increase in sales.

The restructuring charge in the prior year period totaled $266,000 or 3.6% of net sales. This charge resulted from reductions of our workforce across all functional areas in the first and second quarters of 2003.  This charge reflects severance and other benefits costs paid in 2003 related to exit activities commenced in 2002.  However, certain criterion under EITF 94-3 were not satisfied for these 2003 severance and benefit costs to be accrued at December 31, 2002.  This workforce reduction affected 30 employees, across all functional areas. Additionally included in this charge, are restructuring costs associated with our St. Paul facility for $227,000 resulting from the restructuring of our master lease agreement related to this facility.

Interest income for the first nine months of 2004 was $4,000 compared to $4,000 for the comparable period in the prior year.  Interest expense and other totaled $576,000 or 4.7% of net sales for the first nine months of 2004 compared to $931,000 or 12.6% of net sales for the comparable period in the prior year.  The interest expense reduction resulted from the conversion of $6.4 million of our 10% Senior Subordinated Convertible Notes into shares of our common stock during the last part of 2003 and continuing through the first quarter of 2004.

We incurred a $14,000 loss or 0.1% of sales in the first nine months of 2004 from the disposition of certain assets.  In connection with the transfer of our manufacturing operations to Penang, we sold certain fixed and other assets from our St. Paul, Minnesota facility resulting in a gain on sale of $213,000 or 2.9% of net revenue for the first nine months of 2003.

Net loss for the nine-month period ended September 25, 2004 was $0.3 million or $0.01 per share, as compared to a net loss of $3.7 million, or $0.22 per share in the prior year period.

Liquidity and Capital Resources

The increase in accounts receivable and reduction of other accrued liabilites were the primary uses of cash in the first nine months of 2004.  The net loss and increase in accounts receivable were the primary uses of cash in the first nine months of the prior year.  Cash used in operations was $2.9 million for the first nine months of 2004 and $2.9 million in the comparable prior year period.

Capital expenditures were $131,000 for the first nine months of 2004 compared to $108,000 in the comparable prior year period. The spending in the current year period was primarily in the area of technology equipment and facility costs related to our Penang, Malaysia operations.

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

We estimate that we may need to raise additional capital through debt or equity offerings to support additional working capital requirements due to the recent downturn of the semi-conductor capital equipment market.  There is no assurance that additional financing, if needed, will be available on terms and conditions acceptable or favorable to us, if at all.  However, on March 9, 2004 we completed a $5.0 million secured financing transaction with an institutional lender. Under the terms of the three-year agreement, we put in place a $3.0 million secured working capital line of credit and a $2.0 long-term convertible note.  $750,000 of the secured working capital line of credit can be converted to shares of our common stock by the lender under certain market condition and at a price of $1.92 per share.  The $2.0 million long-term convertible note is convertible to shares of our common stock at a price of $1.79.  In connection with the execution of this credit facility, we issued to the lender a seven-year warrant to purchase 400,000 shares of our common stock at exercise prices ranging from $2.30 to $2.88.  Our existing secured lending relationship was terminated as a result of this transaction.  This credit facility is secured by all the assets of the Company.  We believe that this transaction in combination with our other restructuring efforts completed in 2003 will provide the cash necessary to meet our operating, working capital and capital resource obligations through all of 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically had little impact on us.  Inflation has not been a significant factor in our operations in any of the periods presented, and it is not expected to affect operations in the future.  At September 25, 2004, our 10% Senior Subordinated Convertible long-term debt carries interest at a fixed rate, whereas our long-term convertible debt carries interest at the prime rate plus 1.75 percent.  There is no material interest rate risk relating to our long-term debt.

IMPACT OF ACCOUNTING STANDARDS

In December of 2003 the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 –(Revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN46R).  This standard replaces FIN 46, “Consolidation of Variable Interest Entities” that was issued on January 2003.  FIN 46R modifies or clarifies various provisions of FIN 46. FIN 46R addresses the consolidation of business enterprises of variable interest entities. (VIEs), as defined by FIN 46R.  FIN 46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN 46 prior to issuance of FIN 46R.  Otherwise, application of FIN 46R is required in financial statements of public entities that have interest in structures commonly referred to as special purpose entities for periods ending after December 15, 2003.  FIN 46R had no effect on our financial statements for the quarter ended March 27, 2004, as we had no interests in special purpose entities.  Application by us for all other types of VIEs is required in financial statements for periods ending no later than the quarter ended in March of  2005.  We do not expect the adoption of FIN 46R to have a material effect on our financial statements.

RISK FACTORS

Except for the historical information contained herein, certain of the matters discussed in this report are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995.  These “forward-looking statements” involve certain risks and uncertainties, including, but not limited to, the following: (1) a renewal of a downturn or flattening in the semiconductor market which often has a disproportionately negative impact on manufacturers of semiconductor capital equipment, and which could cause us to incur significant cash losses decreasing our cash and expose us to potential further charges for restructuring, excess and obsolete inventory and/or impairment of assets; (2) the market for our products is highly competitive throughout the world, primarily from manufacturers in the United States, Europe and Asia, and many of our competitors are considerably larger and have considerably greater financial resources than we do which may allow them to develop superior or lower priced products; (3) rapid changes in technology and in tester and handler products, which we must respond to successfully in order for our products to avoid becoming noncompetitive or obsolete; (4) customer acceptance of our new products, including the strip-based Tapestry handling systems and Smart Solutions products, and other singulated device handler products in which we have invested significant amounts of inventory; (5) possible loss of any of our key customers, who account for a substantial percentage of our business; (6) the possible adverse impact of competition in markets which are highly competitive; (7) the possible adverse impact of economic or political changes in markets we serve;  and (8) other factors detailed from time to time in our SEC reports, including but not limited to the discussion in the Management’s Discussion & Analysis included in Form 10-K for the year ended December 31, 2003.

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

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales Of Equity Securities And Use Of Proceeds

During the period covered by this report, we issued 228,618 and 113,708 shares of our common stock to the holders of our 10% Senior Subordinated Convertible Notes (“the Notes”) in payment of interest due on December 31, 2003 and June 30, 2004, respectively.  The issuance was exempt from registration under Rule 506 under the Securities Act of 1933, because all of the noteholders were accredited, there was no general solicitation, and the shares were subject to restrictions on transfer.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)          Reports on Form 8-K

On July 28, 2004, we issued a press release disclosing financial information regarding the quarter ended June 26, 2004 for which a Form 8-K was filed on July 29, 2004.

(b)         Exhibit Index

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

Micro Component Technology, Inc.
Registrant

Dated: November 5, 2004	By:	/s/ Roger E. Gower
Roger E. Gower
President and Chief Executive Officer

And

Dated: November 5, 2004	By:	/s/ Thomas P. Maun
Thomas P. Maun
Chief Financial Officer Chief Accounting Officer