Form 10-Q/A
period 2004-09-25
MICRO COMPONENT TECHNOLOGY INC
filed 2004-12-16
CIK 911149

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q/A

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

Yes         ☐            No           ☒

The number of shares outstanding of the Registrant’s Common Stock, as of December 15, 2004 was 25,266,109

EXPLANATORY NOTE

This Form 10-Q/A is being filed by the Company for the purpose of amending the date headings in the Statement of Operations contained in Part I, Item I.  The originally filed 10-Q inadvertently reversed the years 2003 and 2004 for both the three month and nine month periods ended September 25, 2004.

MICRO COMPONENT TECHNOLOGY, INC.

FORM 10-Q/A

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

Micro Component Technology, Inc.
Registrant

Dated: December 15, 2004	By:	/s/ Roger E. Gower
Roger E. Gower
President and Chief Executive Officer

And

Dated: December 15, 2004	By:	/s/ Thomas P. Maun
Thomas P. Maun
Chief Financial Officer Chief Accounting Officer