Form 10-K
period 2004-12-31
MICRO COMPONENT TECHNOLOGY INC
filed 2005-03-17
CIK 911149

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2004

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

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 26, 2004 (the business day of the Registrant’s most recently completed second fiscal quarter), was $12.5 million based upon the closing price of $1.38 on that date for the shares.

Number of shares outstanding of the Registrant’s Common stock, as of March 15, 2005, is 25,566,511.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for the annual meeting of stockholders (the “Proxy Statement”) to be filed within 120 days after the Registrant’s fiscal year ended December 31, 2004, are incorporated by reference into Part III.

MICRO COMPONENT TECHNOLOGY, INC.

TABLE OF CONTENTS

PART I

ITEM 1.	Business

ITEM 2.	Properties

ITEM 3.	Legal Proceedings

ITEM 4.	Submission of Matters to a Vote of Security Holders

PART II

ITEM 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

ITEM 6.	Selected Consolidated Financial Data

ITEM 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

ITEM 8.	Consolidated Financial Statements and Supplementary Data

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

ITEM 9A.	Controls and Procedures

ITEM 9B.	Other Information

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

ITEM 11.	Executive Compensation

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

ITEM 13.	Certain Relationships and Related Transactions

ITEM 14.	Principal Accountant Fees and Services

ITEM 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Index to Consolidated Financial Statements

Signatures and Certifications

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

On December 24, 2001, we issued $10.0 million of 10% Senior Subordinated Convertible Notes due in 2006 to a group of accredited investors.  These Notes are convertible into MCT common stock. The conversion price was initially $2.60 per share, and was reduced first to $1.00 and then to $0.85 per share for substantially all of the remaining Notes.  The reduction in conversion price was offered to Noteholders in exchange for their agreement to receive common stock in lieu of cash interest payments through maturity in 2006.  The Notes are redeemable by MCT at any time after January 3, 2004 as long as the market price of our common stock equals or exceeds 150% of the conversion price.  Proceeds of the Notes, net of debt issuance costs, totaled $9.2 million.  Holders of the Notes have standard registration rights if they convert the Notes to common stock.

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

On March 9, 2004 we completed a $5.0 million secured financing transaction with an institutional lender.  Under the terms of the three-year agreement, we put in place a $3.0 million secured working capital line of credit and a $2.0 long-term convertible note.   In connection with the execution of this credit facility, we issued to the lender a seven-year warrant to purchase 400,000 shares of our common stock at exercise prices ranging from $2.30 to $2.88.  Our existing secured lending relationship was terminated as a result of this transaction.  This credit facility is secured by all the assets of the Company.  As of December 31, 2004, $1.7 million and $1.7 million were outstanding on the secured working line of credit and long-term convertible note, respectively.

On January 28, 2005, we completed an amendment to the financing agreement with the lender whereby our payments under the long-term convertible note have been deferred for one year, resulting in $800,000 of principal payments being rescheduled to begin on February 1, 2006.  These payments were previously scheduled to be paid in 2005.  The maturity date of the long-tem convertible note has also been extended for one year from March 2007 to March 2008.  As a part of this amendment the fixed conversion prices related to both the $3.0 million secured working capital line of credit and the $2.0 long-term convertible note were reduced to $0.60 and $0.56, respectively.  Additionally, we issued the lender a seven-year warrant to purchase 150,000 shares of common stock at a price of $0.67.

On February 25, 2005, we completed a second amendment to the agreement with the holders of our 10% Senior Subordinated Convertible Notes, wherein holders of 80% of the remaining Notes, representing $2.9 million, agreed to continue to accept stock in payment of interest for the remaining four interest payments through December 24, 2006.  As part of this amendment, we agreed to reduce the Note conversion price to $0.85 per share, and use our best efforts to register the shares with the SEC.

Introduction

We are a leading supplier of integrated automation solutions for the global semiconductor test and assembly industry.  We offer complete and comprehensive equipment automation solutions for the test, laser mark and mark inspect for the back-end of the semiconductor manufacturing process that significantly improve our customers’ productivity, yield and throughput.  Our solutions include our series of integrated Smart Solutions, automated test handlers, factory automation software and equipment integration services.  Our customers include many leading semiconductor companies such as Microchip Technologies, Analog Devices, National Semiconductor, Phillips Semiconductor, Cypress Semiconductor and ST Microelectronics and many of the leading back-end contract test and assembly companies including Amkor and NS Electronics Bangkok.  We believe we have one of the world’s largest installed bases of handlers used to test semiconductor devices.

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

Industry Overview

The semiconductor device industry had grown tremendously over the ten-year period ending in the year 2000. This growth had been driven by traditional semiconductor markets like personal computers and data processing, and more recently by the proliferation of semiconductor devices in telecommunications, wireless communications, and consumer electronics, as well as Internet infrastructure equipment.  However, the semiconductor capital equipment market, in which we compete, has historically been subject to cyclical periods of high growth and contraction.  In the latter part of 2000, the semiconductor capital equipment market went into a deep and prolonged downturn, which continued through most of 2003.  Late in 2003, the market began to show signs of stabilization and moderate growth.  However, in the third quarter of 2004, worldwide bookings in the semiconductor capital equipment market again weakened and this market condition has continued through the end of 2004. When and if the markets stabilize and return to positive growth, there are no assurances that they will return to their historical growth rates.

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

Automation and process improvement of back-end tools and facilities has severely lagged the front-end.  Over the last several years’ manufacturers began to seek automation and process solutions for the back-end production process.  This is because, historically, the cost of back-end assembly and test processes was only a small portion of the total semiconductor device cost and traditional processes were able to provide adequate throughput.  Today the cost of back-end assembly and test per semiconductor device often equals or exceeds the wafer fabrication cost per semiconductor device.  We believe that as manufacturers seek to raise the standards of yield, productivity, throughput and cost reduction in the back-end, the growth rate of the newly developing back-end automation market could increase rapidly.

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

Our solution provides the following benefits to our customers:

Flexibility to address new form factors, including wafers and strips.  We believe that our Tapestry series of handlers are among the first handlers capable of processing semiconductor devices in strip or wafer formats.  Tapestry provides increased flexibility, permitting the handling and testing of a variety of packages, substrates and semiconductor device types.  Depending on the application, we believe that our Tapestry handler’s throughput capability is three to ten times greater than existing singulated handling options available today.

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

Leveraging our strong sales and service capability.  We predominantly sell our products through our direct sales force and have established sales and service offices in the world’s major centers of semiconductor manufacturing including Penang, Malaysia, Singapore and in the Philippines.  In addition to our sales and service engineers, we have several applications engineers in key customer support locations.  We have placed software engineers in several Asian locations to directly support Infinity Systems’ pursuit of factory automation software sales.

Continuing to develop and support existing singulated test handling solutions and products.  We believe that we have one of the largest installed bases of traditional test handlers in the world.  We intend to support our customers who use singulated test handling with new product introductions for specialty applications.

Products

Automation Products

Smart Solutions.  Our Smart Solutions equipment suite of products, once integrated with a tester, are designed to automate the entire test process from the point where the semiconductor devices have been packaged, through test, laser mark, inspection, singulation and sort, to the point of shipment to the customer.  Our Smart Solutions product family offers semiconductor manufacturers greater flexibility, yield and throughput.  These products are designed to meet the back-end semiconductor manufacturer’s demand for greater production efficiency, lower cost of test and manufacturing flexibility.  The following table sets forth our key automation product offerings by category, date introduced and application.

Automation Product Category	Product Name	Introduced	Applications

Smart Solutions	Tapestry SC	July 2003	A next generation handling system for semiconductor devices that are in strip or wafer package formats.

	Tapestry	February 1999	A next generation handling system for semiconductor devices that are in strip or wafer package formats.

	SmartMark SC	September 2004	A next generation high-speed laser marker for integration with strip handling or for marking strips with 2D codes.

	SmartMark	May 2000	An automated high-speed laser marker for integration with strip handling or for marking strips with 2D codes.

	SmartTrak	May 2000	Software management system providing a map with information about each semiconductor device in the strip.

	Input/Output Module (Slotted)	February 1999	Automatic loading and unloading module of strips contained in a slotted magazine assembly.

	Input/Output Module (Stacked)	May 2000	Automated loading and unloading of strips contained in a stacked magazine assembly.

Automation Software	Infinity Systems Software Solutions	Acquired in June 1999	Manufacturing software control systems for semiconductor assembly and test plants including equipment integration through overall factory and corporate information systems integration.

Our Smart Solutions equipment product family was introduced to meet the anticipated evolution of back-end manufacturing from singulated handling to strip processing through the final stages of assembly and electrical test.  Additionally, our Smart Solutions products are designed with electronic strip mapping capability as a cornerstone.  As high-density semiconductor strips with tiny chip scale packages become the standard, electronic strip mapping addresses the problem of manually tracking individual semiconductor devices within the strip.  The new Smart Solutions systems provide customers enhanced performance in either stand-alone or integrated assembly lines.  The current average selling price for Smart Solutions products vary from $300,000 for a single module and can approach approximately  $1.0 million for a fully configured system that includes all of the components.

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

SmartMark SC, introduced in September 2004, is our next generation high-speed laser marker for integration with strip handling or for marking strips with 2D codes.  This system takes advantage of the same base system that is used with our Tapestry SC, allowing for lower costs of production and a common platform of spare parts for our customers, thus lowering overall customer costs.

SmartMark, our intelligent laser marking system, offers customers a method for marking individual semiconductor devices uniquely within strip according to their corresponding electronic strip map.  SmartMark utilizes a commercial laser system and two-dimensional reader.  We also provide an optional vision system for post-mark inspection.

Our suite of Smart Solution equipment products includes additional modules to assist companies in automating the back-end of the semiconductor manufacturing process using the new strip format.  These include the input/output devices for both slotted and stacked magazines used with strips.

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

Our research and development expenses were $2.8 million, $2.4 million, and $4.2 million in the years ended December 31, 2004, 2003 and 2002, respectively.  Our combined resources totaled 25 employees and contractors in research and development, or approximately 25% of our entire workforce, at December 31, 2004. We expect research and development expenses to decline in 2005 relative to 2004 levels, subject to mandated increases due to customer requirements for system related products.

Customers

Our customers include many of the leading manufacturers of semiconductor devices, as well as test and assembly companies, in the United States, Europe and Asia.  In recent years, our significant customers have shifted from the major semiconductor manufacturers to test and assembly companies, corresponding to the increased utilization of test and assembly companies by the major semiconductor manufacturers.  Analog Devices, Microchip Technologies and Amkor Technology, Inc. accounted for 28%, 20% and 19% of our net sales, respectively, in the year ended December 31, 2004.  Microchip Technologies and Analog Devices accounted for 32% and 9% of our net sales, respectively, in the year ended December 31, 2003.  Analog Devices and National Systems accounted for 16% and 15% of our net sales, respectively, in the year ended December 31, 2002.

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

Manufacturing and Suppliers

In 2002, we began the transition of our manufacturing operations from our St. Paul, Minnesota facility to Penang, Malaysia.  This was completed in early 2003.  It is our belief that our new Malaysian operations will provide cost savings as well as an increased presence in our prime sales geographical area.  We combine proprietary software and components developed in our facilities with components and subassemblies obtained from outside suppliers.  We have established relationships with suppliers in Malaysia which allow us to out-source manufacturing of our components to a number of different suppliers. We do not maintain any long-term supply agreements with any of our key suppliers.

Competition

The semiconductor device testing and assembly equipment industry is highly competitive, and the market for our automation products and services is expected to become more competitive.  We face substantial competition throughout the world primarily from manufacturers in Asia, the United States and Japan.  The companies that we are aware of that currently offer a production grade strip handling solution comparable to our Tapestry products are Fico BV, ASM International, Electroglas, Tesec, Rasco, Multitest and Cohu, Inc., whose products were introduced between 1995 and 2003.   Our primary competitors in the traditional handler market are Advantest Corporation, Aetrium Incorporated, Cohu, Inc., Multitest Electronics Systems GmbH, and Rasco AG.  Many of these competitors are considerably larger and have considerably greater financial resources than we do.

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

Intellectual Property Rights

We attempt to protect the proprietary aspects of our products with patents, trademarks and copyrights, as well as contractual and other trade secret protection strategies.  We have five patents issued and active in the U.S.

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

Backlog

At December 31, 2004, our backlog of unfilled orders for which a purchase order number has been assigned by the customer and for which a delivery schedule has been specified was $1.3 million.  At December 31, 2003, our backlog was $5.1 million.  A significant portion of the backlog at December 31, 2004, is expected to be shipped in the next two quarters.  Since a large majority of the shipments made in a given quarter are usually made during the latter part of the quarter, and since a significant portion of shipments in a given quarter are booked during that same quarter, backlog as of a date in the middle of the quarter will typically be greater than backlog at quarter end.  All orders are subject to cancellation by the customer with limited charges.  Our backlog at a particular date is not necessarily indicative of actual sales for that or any succeeding period and does not reflect the effects of the SEC’s Staff Accounting Bulletin No. 101, amended by Staff Accounting Bulletin 104 (SAB 104) discussed in our revenue recognition policy in Note 1 of Notes to Consolidated Financial Statements included elsewhere herein.

Employees

At December 31, 2004, we had a total of 100 employees in the following areas: 34 in manufacturing, 25 in engineering and research and development, 19 in sales, marketing, application engineering and service, and 22 in administration.  Our workforce remained relatively stable during 2004.  Many of our employees are highly skilled, and we believe our future success will depend in large part on our ability to attract and retain similar employees.  None of our employees are covered by a collective bargaining agreement, and we have experienced no work stoppages.  We consider our relationship with our employees to be good.

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

Financial Information about Foreign and Domestic Operations and Export Sales

We operate in three geographic areas.  Summarized data for our operations are included in Note 12 of Notes to Consolidated Financial Statements, included elsewhere herein.

ITEM 2.  Properties

We occupy approximately 22,000 square feet of leased space in St. Paul, Minnesota, for our principal executive offices and research and product development activities.  This lease expires in 2007.   We occupy approximately 54,000 square feet of leased space in Penang, Malaysia, which is utilized as a manufacturing center. This lease expires in 2007.  We occupy approximately 4,000 square feet of leased space in the Philippines in support of our applications engineering and software development activities.  This lease expires in 2006.  We believe that our current and committed facilities are adequate to support our growth for at least the next twelve months.

ITEM 3.  Legal Proceedings

On November 18, 2004, a motion for summary judgment was granted against the Company in the amount of $379,000 in a lawsuit brought by a prior landlord in California.  The Company has requested the landlord to agree to accept payments of a discounted amount over three years with interest and attorney’s fees, in exchange for the Company’s agreement not to appeal the order.  There is no assurance that such an agreement will be made with the landlord.  If not, the Company will either appeal the order or make arrangements for payment.  As of December 31, 2004, we have recorded $450,000 in other accrued liabilities with respect to this matter, allowing for estimated legal fees and interest.

ITEM 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the security holders during the quarter ended December 31, 2004.

PART II

ITEM 5.  Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the OTC Bulletin Board under the symbol MCTI.  The following table sets forth, for the periods indicated, the high and low closing sale prices per share of our common stock, as reported by the OTC Bulletin Board.  The share prices represent prices established between broker – dealers and therefore do not reflect prices of actual transactions.

	High	Low
Year ended December 31, 2004:
First Quarter	$2.07	$1.27
Second Quarter	1.70	1.08
Third Quarter	1.26	0.63
Fourth Quarter	0.72	0.33

Year ended December 31, 2003:
First Quarter	$0.68	$0.29
Second Quarter	0.57	0.37
Third Quarter	0.95	0.46
Fourth Quarter	1.52	0.84

The approximate number of holders of record of our common stock as of December 31, 2004 was 322.

We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future.  We currently intend to retain future earnings to fund the development and growth of our business.

Under the Note Purchase Agreement  associated with the issuance of the 10% Senior Subordinated Convertible Notes and the Security Agreement associated with our revolving lines of credit and Term Note (each discussed in Note 7 in Notes to Consolidated Financial Statements contained elsewhere herein) we are prohibited from paying dividends.

ITEM 6.  Selected Consolidated Financial Data

	SELECTED CONSOLIDATED FINANCIAL DATA Years Ended
	Dec. 31, 2004	Dec. 31, 2003	Dec. 31, 2002	Dec. 31, 2001	Dec. 31, 2000 (1)
	(in thousands, except per share data )
Consolidated Statement of Operations Data:
Net sales	$14,602	$11,123	$12,211	$25,406	$49,902
Cost of sales:
Product	7,286	6,295	7,604	15,832	26,905
Inventory revaluation	—	—	913	8,092	3,979
Total cost of sales	7,286	6,295	8,517	23,924	30,884
Gross Profit	7,316	4,828	3,694	1,482	19,018
Operating expenses:
Selling, general and administrative	5,596	4,872	8,556	10,864	16,177
Research and development	2,841	2,351	4,214	7,859	9,271
Amortization of intangible assets	—	—	—	2,632	4,308
Write-down of impaired intangible assets	—	—	—	9,298	3,405
Restructuring charges	35	266	207	2,444	—
Loss from operations	(1,156)	(2,661)	(9,283)	(31,615)	(14,143)
Other income	(892)	(1,007)	(1,047)	196	(46)
Loss before income taxes	(2,048)	(3,668)	(10,330)	(31,419)	(14,189)
Income tax provision	—	—	—	—	—
Net income (loss) before cumulative effect	(2,048)	(3,668)	(10,330)	(31,419)	(14,189)
Cumulative effect of change in accounting principle		—	—	—	(1,264)

Net income (loss)	$(2,048)	$(3,668)	$(10,330)	$(31,419)	$(15,453)

Basic earnings (loss) per share:
Continuing operations	$(0.08)	$(0.21)	$(0.73)	$(2.24)	$(1.23)
Cumulative adjustment	—	—	—	—	(0.11)
Net income (loss)	$(0.08)	$(0.21)	$(0.73)	$(2.24)	$(1.34)

Diluted earnings (loss) per share:
Continuing operations	$(0.08)	$(0.21)	$(0.73)	$(2.24)	$(1.23)
Cumulative adjustment	—	—	—	—	(0.11)
Net income (loss)	$(0.08)	$(0.21)	$(0.73)	$(2.24)	$(1.34)

Weighted average shares outstanding:
Basic	25,013	17,606	14,125	14,027	11,531
Diluted	25,013	17,606	14,125	14,027	11.531

Selected Balance Sheet Data:
Cash and cash equivalents	$166	$1,078	$1,560	$11,086	$12,047
Working capital	1,737	1,618	2,861	12,907	22,347
Total assets	6,122	7,194	7,753	21,341	51,023
Long-term debt	1,458	195	—	33	37
Convertible notes	3,630	7,340	10,000	10,000	—
Total stockholders equity (deficit)	$(2,676)	$(5,026)	$(5,794)	$4,377	$35,592

Notes:

(1)          In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101 (“SAB 101”), amended by Staff Accounting Bulletin 104 (“SAB 104”) which, among other things, establishes the SEC’s staff’s interpretation that if uncertainty exists about customer acceptance of a product, revenue should not be recognized until acceptance occurs.  In the fourth quarter of 2000, we changed our method of recognizing revenue to comply with SAB 104.  As a result of this change, we reported a change in accounting principle in accordance with APB Opinion No. 20 (APB 20), Accounting Changes, by a cumulative effect adjustment.

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

Beginning in 1999 and continuing into 2000, we broadened our strategy from that of a test handler manufacturer to becoming a provider of comprehensive equipment automation solutions for the back-end of the semiconductor manufacturing process.  First, we developed and introduced in February 1999 our Tapestry strip handler.  Tapestry combines strip handling capability with robotics, machine vision technology and critical software, enabling the testing and tracking of semiconductor devices in strip form and the generation of critical process data throughout the test process.  Second, in June 1999 we acquired the Infinity Systems division of Fico.  Infinity Systems has been involved in the development of factory automation software for the semiconductor manufacturing industry.  Infinity Systems’ software expertise was integral to the development of our integrated Smart Solutions equipment product line, introduced in May 2000.  Together with a third party tester, our Smart Solutions equipment products including our Tapestry handler enable complete automation of the test, laser mark, mark inspect and other processes of the back end.

The demand for our products and services is dependent upon growth in the semiconductor industry and the increasing automation needs of semiconductor manufacturers and independent test and assembly facilities.  In the fourth quarter of 2000, the semiconductor industry went into a sharp downturn, which intensified and continued through the majority of 2003, resulting in a significant adverse impact on our business.  In late 2003, worldwide semiconductor bookings began showing signs of stabilization and demand for our products increased during this period and continued through the first half of 2004.  However, in the third quarter of 2004 the markets again retracted, impacting our financial results through the end of 2004. At this juncture, the return to sustained market growth cannot be predicted in the short term.  As we have disclosed in our Form 10-K for the year ended December 31, 2003 and 2002 and each of our Forms 10-Q for the first three quarters of 2004 and 2003, a continued or renewed market downturn might result in significant losses, charges for inventory revaluation, or asset impairment or restructuring charges.  Consequently, in response to these changing market conditions, in addition to the actions taken in 2002, we took the following additional steps in 2004 and 2003:

Workforce and Facility Cost Reductions

During the fourth quarter of 2004, we reduced our manufacturing workforce by 11% at the time, resulting in a restructuring charge of $35,000.  This charge reflected severance and other benefit costs associated with the reduction.  This workforce reduction affected a total of 12 employees all within the manufacturing area.

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

During the second quarter of 2003, we completed the restructuring of our master lease for our St. Paul, MN facility, resulting in a restructuring charge of $227,000, which included write-offs of $41,000 related to leasehold improvements in the vacated space which provided no future economic benefit to us.  Additionally, we further reduced our workforce across all functional areas by approximately 4% at the time, resulting in a restructuring charge of  $20,000.  This charge reflected severance and other benefit costs associated with this reduction.  This workforce reduction affected a total of four employees across all functional areas.

Financing transactions

On March 9, 2004 we completed a $5.0 million secured financing transaction with an institutional lender.  Under the terms of the three-year agreement, we put in place a $3.0 million secured working capital line of credit and a $2.0 long-term convertible note.  $750,000 of the secured working capital line of credit can be converted to shares of our common stock by the lender under certain market conditions and at a price of $1.92 per share.  The $2.0 million long-term convertible note is convertible to shares of our common stock at a price of $1.79.  In connection with the execution of this credit facility, we issued to the lender a seven-year warrant to purchase 400,000 shares of our common stock at exercise prices ranging from $2.30 to $2.88.  The secured lending relationship at the time was terminated as a result of this transaction.  This credit facility is secured by all the assets of the Company.

On January 28, 2005, we completed an amendment to the financing agreement with the lender whereby our payments under the long-term convertible note have been deferred for one year, resulting in $800,000 of principal payments being rescheduled to begin on February 1, 2006.  These payments were previously scheduled to be paid in 2005.  The maturity date of the long-tem convertible note has also been extended for one year from March 2007 to March 2008.  As a part of this amendment the fixed conversion prices related to both the $3.0 million secured working capital line of credit and the $2.0 long-term convertible note were reduced to $0.60 and $0.56, respectively.  Additionally, we issued the lender a seven-year warrant to purchase 150,000 shares of common stock at a price of $0.67.

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

On June 30, 2003, we completed the restructuring of $9.29 million, or 92.9%, of our 10% Senior Subordinated Convertible Notes, wherein the participating noteholders agreed to accept stock in lieu of cash for the next four semi-annual interest payment dates beginning June 30, 2003 through December 31, 2004, and the conversion price was lowered to $1.00 per share.  On February 25, 2005, we completed a second amendment to the agreement with the holders of our 10% Senior Subordinated Convertible Notes, wherein holders of 80% of the remaining Notes, representing $2.9 million, agreed to continue to accept stock in payment of interest for the remaining four interest payments through December 24, 2006.  As part of this amendment, we agreed to reduce the Note conversion price to $0.85 per share, and use our best efforts to register the shares with the SEC.

In July of 2003, we completed negotiations with the majority of our vendors to extend the payment terms of the total amounts owed to them at the time.  This resulted in $1.2 million of our payables, or 67% of our total accounts payable at the time,  being restructured with a total of 281 vendors.  Under the terms of the extended payment plan, we have agreed to make four to eight equal payments beginning on July 30, 2003 until the balances are satisfied.  The number of vendors agreeing to this plan represented approximately 61% of our active vendors. As of December 31, 2003, all  scheduled payments have been made in accordance with the terms of the extended payment plan.

Most industry forecasts are presently predicting that capacity-driven purchases of capital equipment are expected to improve in 2005.  However, the level of improvement and the ability for the market to sustain an improvement continues to be uncertain.  Therefore, we will continue to monitor the market and if required, examine opportunities to further reduce our costs through further consolidation of operations, limiting capital expenditures, monitoring inventory purchases and additional strategic restructuring initiatives.  Certain of these types of actions have the potential for further charges in future periods.  The impact of a renewed contraction of the semiconductor capital equipment market has the potential to have a material adverse effect on our financial condition, results of operations, and cash flows.

Critical Accounting Policies

Revenue Recognition

Under SAB 104, we recognize revenue upon shipment, as our terms are FOB shipping point, for established equipment products that have previously satisfied existing customer performance specifications and that provide for full payment tied to shipment.  Revenue for products that have not previously satisfied customer performance specifications or from sales where all or a portion of customer payment is based upon acceptance are only recognized upon customer acceptance.  As such, in periods of increasing shipments, revenues will be deferred if the shipments are for new customers, new products or the payment terms are tied to acceptance criteria.  Consequently, if these conditions exist, we may report revenue levels that are not reflective of actual shipment growth rates.  Conversely, in periods of decreasing shipments, we potentially could recognize revenues related to shipments made in prior periods.  Consequently, if these conditions exist, we may report revenue levels that are greater than actual shipments.  During the year ended December 31, 2004, revenue recorded approximated shipments.

Allowance for Doubtful Accounts

We record a provision for doubtful accounts based on specific identification of our accounts receivable. This involves a degree of judgment based on discussion with our internal sales and marketing groups, our customer base and the examination of the financial stability of our customers.  There can be no assurance that our estimates will match actual amounts ultimately written off.  During periods of downturn in the market for semiconductor capital equipment or economic recession, a greater degree of risk exists concerning the ultimate collectability of our accounts receivable due to the impact that these conditions might have on our customer base.  For the year ended December 31, 2004, we charged approximately $88,000 against the allowance for accounts receivable write-offs that we deemed to be uncollectible.

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

Provisions to reduce inventories to the lower of cost or market are made based on a review of excess and obsolete inventories through an examination of historical component consumption, current market demands and shifting product technology.  Significant assumptions with respect to market trends and customer product acceptance are utilized to formulate our provision methods.  Sudden or continuing downward changes in the semiconductor capital equipment market may cause us to record additional inventory revaluation charges in future periods.  No revaluation was made to our inventories for the year ended December 31, 2004 or 2003. For the year ended December 31, 2002, $913,000 was provided for to reduce our inventories to lower of cost or market.  Pursuant to SAB Topic 5-BB, inventory revaluations establish a new cost basis for inventory.  Included in our gross margin dollars for the years ended December 31, 2004 and 2003, were $1.5 million and $1.0 million, respectively, resulting from sales of products that had been previously written down to lower of cost or market.

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

Results of Operations

The following table sets forth, for the periods indicated, certain items in our statements of operations as a percentage of net sales:

	Years Ended
	Dec. 31, 2004	Dec. 31, 2003	Dec. 31, 2002

Net sales	100.0%	100.0%	100.0%
Cost of sales	49.9	56.6	69.7
Gross profit	50.1	43.4	30.3
Operating expenses:
Selling, general and adminstrative	38.3	43.8	70.1
Research and development	19.5	21.1	34.5
Restructuring charge	0.2	2.4	1.7
Total operating expenses	58.0	67.3	106.3
Loss from operations	(7.9)	(23.9)	(76.0)
Other expense	(6.1)	(9.1)	(8.6)
Net loss	(14.0)%	(33.0)%	(84.6)%

Year Ended December 31, 2004 versus Year Ended December 31, 2003

Net Sales.  Net sales for the year ended December 31, 2004 increased  $3.5 million or 31.3% to $14.6 million, compared to net sales of $11.1 million for the prior year.  Product acceptance requirements related to product and customer mix resulted in a net increase to revenues of less than $0.1 million over shipments for the year ended December 31, 2004, while these same factors caused a net increase to revenues of $.01 million over shipments in  2003.  Sales of our Tapestry and Smart Solutions strip-based products increased $2.5 million or 44.6% over the prior year period, while sales of singulated device handler products also increased $0.9 million or 86.9% from the prior year period.  Sales of our Tapestry and Smart Solutions strip-based product made up 54.6.% of our net sales for the year ended December 31, 2004 compared to 49.6% in the prior year period.

Net sales to Asia comprised approximately 72.8% of our net sales for the year ended December 31, 2004.  Net sales to customers in the United States represented approximately 19.0% and net sales to customers in Europe represented approximately 8.2% for year ended December 31, 2004.  Comparatively, net sales to customers in Asia comprised approximately 62.8% of our net sales for the year ended December 31, 2003.  Net sales to customers in the United States represented approximately 33.5% and net sales to customers in Europe represented approximately 3.7% for year ended December 31, 2003.

Gross Profit.  Gross profit increased $2.5 million to $7.3 million or 50.1% of net sales from $4.8 million or 43.4% of net sales, for the comparable period in the prior year.  The increase in gross margin in the current year period primarily resulted from the many restructuring efforts that we have completed during 2003 coupled with our lower cost of operations associated with our Penang, Malaysia facility and higher net sales levels. This has  resulted in lower fixed costs being spread over a larger number of products contributing to the overall improvement in gross profit performance.  Additionally, for the year ended December 31, 2004, we benefited from approximately $1.5 million in gross margin dollars resulting from sales of products that had been previously written down to lower of cost or market.   However, the recent contraction of the market for semiconductor capital equipment has the potential to negatively impact our gross margin contribution in future periods as well as changes in sales mix.

Selling, General and Administrative Expense.  Selling, general and administrative expense in 2004 was $5.6 million, or 38.3% of net sales compared to $4.9 million, or 43.8% of net sales in the prior year.  The increase in expense for the current year is a result of the costs required in connection with the higher net sales levels.  However, the expense increases were at a lower rate than the increase in net sales, resulting in a decline in the percentage to sales.  Selling, general and administrative expense is expected to decline in 2005 from 2004 levels due the recent retraction in the semiconductor capital equipment market.

Research and Development Expense.  Research and development expense in 2004 was $2.8 million, or 19.5% of net sales compared to $2.4 million, or 21.1% of net sales in 2003.  The increase in expense for the current year is a direct result of certain development activities that resulted in the introduction of new product and existing product enhancements during the year.  However, the expense increases were at a lower rate than the increase in net sales, resulting in a decline in the percentage to sales.  We expect research and development expenses to decline in 2005 due to the completion of these development projects, subject to impacts resulting from market requirements.

Restructuring Charge.  Due to the retraction of the semiconductor capital equipment market in the second half of 2004, we reduced out workforce by 11%.   The restructuring charge totaled $35,000 or 0.2% of net sales for the current year period.  This charge reflected severance and other benefit costs associated with the reduction.  This workforce reduction affected a total of 12 employees all within the manufacturing area.

Other Income (Expense).  Interest income for the year ended December 31, 2004 was $6,000 compared to $5,000 for the comparable period in the prior year.  This decrease resulted from the decrease in investment in interest-bearing cash and cash equivalents.  Interest expense and other totaled $0.9 million or 6.2% of net sales in the current year, compared to $1.2 million or 11.0% of net sales for the comparable period in the prior year.  The decline in interest expense and other resulted from lower average debt levels due to conversions of our 10% senior convertible debt.  In connection with the transfer of our manufacturing operations to Penang, we sold certain fixed and other assets from our St. Paul, Minnesota facility resulting in a gain on sale of $209,000 or 1.9% of net sales for the year ended December 31, 2003.  For the year ended December 31, 2004, certain assets were disposed of resulting in a loss on sale of $12,000.

Income Tax Provision.  During both 2004 and 2003, we incurred minimal tax liabilities.  We have recorded valuation allowances against all benefits associated with net operating loss carry forwards due to uncertainty regarding their ultimate utilization.

Net Loss.  Net loss for the year ended December 31, 2004 was $ 2.0 million, or $0.08 per basic and diluted share, as compared to net loss of $3.7 million, or $ 0.21 per basic and diluted share for the comparable prior year period.

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

Gross Profit.  For the year ended December 31, 2002, we recorded an inventory revaluation charge of $913,000.  Exclusive of this prior year change, gross profit in the current year period increased by $0.2 million to $4.8 million or 43.4% of net sales from $4.6 million or 37.7% of net sales in the prior year.  Inclusive of the inventory revaluation charges in the prior year, gross profit margin in the prior year was 30.3% compared to the current year level of 43.4%.  The improvement in our gross margin contribution resulted from the many cost reduction initiatives that we have undertaken in response to the downturn in the semiconductor capital equipment market, including the shift of our operations to Penang, Malaysia.  Additionally, for the year ended December 31, 2003, we benefited from approximately $1.0 million in gross margin dollars resulting from sales of products that had been previously written down to lower of cost or market.

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

Quarterly Results

The following tables present selected unaudited quarterly operating results for the eight fiscal quarters ended December 31, 2004, as well as the data expressed as a percentage of net sales.  We believe that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with our consolidated financial statements.  The operating results for any quarter are not necessarily indicative of the results for any subsequent period.

(in thousands, except per share data)

	Quarter Ended
	Dec. 31 2004	Sept. 25 2004	June 26 2004	Mar.27 2004	Dec. 31 2003 (2)	Sept. 27 2003	June 28 2003	Mar. 29 2003

Net sales	$2,252	3,859	$4,223	$4,268	$3,738	$2,852	$2,333	$2,200
Cost of sales	1,394	1,902	2,015	1,975	1,790	1,581	1,448	1,476
Gross profit loss	858	1,957	2,208	2,293	1,948	1,271	885	724

Operating expenses:
Selling, general and administrative	1,544	1,442	1,337	1,273	1,072	1,177	1,290	1,333
Research and development	731	788	673	649	552	464	601	734
Restructuring charge	35	—	—	—	—	—	246	19

Income (loss) from operations	(1,452)	(273)	198	371	324	(371)	(1,252)	(1,362)

Other expense	(305)	(203)	(189)	(195)	(292)	(330)	(256)	(129)

Net income (loss)	$(1,757)	$(476)	$9	$176	$32	$(701)	$(1,508)	$(1,491)

Net income (loss) per share: (1)

Basic	$(0.07)	$(0.02)	$0.00	$0.01	$0.00	$(0.04)	$(0.09)	$(0.10)
Diluted	$(0.07)	$(0.02)	$0.00	$0.01	$0.01	$(0.04)	$(0.09)	$(0.10)

Weighted average common and common equivalent shares outstanding:

Basic	25,269	25,237	25,120	24,336	20,086	17,964	17,319	14,871
Diluted	25,269	25,237	28,585	27,985	27,274	17,964	17,319	14,871

	Quarter Ended
	Dec. 31 2004	Sept. 25 2004	June 26 2004	Mar. 27 2004	Dec. 31 2003	Sept. 27 2003	June 28 2003	Mar. 29 2003

Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.9	49.3	47.7	46.3	47.9	55.4	62.1	67.1
Gross profit	38.1	50.7	52.3	53.7	52.1	44.6	37.9	32.9
Operating expenses:
Selling, general and administrative	68.6	37.4	31.7	29.8	28.6	41.3	55.3	60.6
Research and development	32.5	20.4	15.9	15.2	14.8	16.3	25.8	33.4
Restructuring charge	1.6	—	—	—	—	—	10.5	0.8
Income (loss) from operations	(64.6)	(7.1)	4.7	8.7	8.7	(13.0)	(53.7)	(61.9)
Other expense	(13.5)	(5.2)	(4.4)	(4.6)	(7.8)	(11.6)	(11.0)	(5.9)
Net income (loss)	(78.1)%	(12.3%	0.3%	4.1%	0.9%	(24.6)%	(64.7)%	(67.8)%

(1)          The sum of income (loss) per share for the fiscal quarters may differ from annual loss per share due to the required method of computing weighted average number of shares in the respective periods.

(2)          Diluted earnings per share includes an increase of $166,000 in net income related to interest expense that would not have been incurred had the amount of outstanding senior convertible subordinated notes as of December 31, 2003 been converted to equity pursuant to SFAS No. 128.

Liquidity and Capital Resources

The net loss and decreases in account payable and other accrued liabilities were the primary uses of cash in 2004.  The net loss and increase in accounts receivable were the primary uses of cash in 2003. The net loss was the primary use of cash in 2002.  Cash used in operations was $3.4 million, $2.2 million and $9.5 million in 2004, 2003 and 2002, respectively.

We record provisions for doubtful accounts based on specific identification of our accounts receivable.  As a result of this examination, no provisions were recorded for the year ended December 31, 2004; however, we wrote off approximately $88,000, which we deemed uncollectible.  We recorded no provisions for doubtful accounts for the years ended December 31, 2003 and December 31, 2002, respectively.

Capital expenditures totaled $.01 million, $0.1 million and $0.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.  Capital purchases for all periods have been primarily for production and computer equipment and for leasehold improvements.  As of December 31, 2004, we had approximately $0.4 million in committed purchase orders outstanding with our vendors and budgeted capital expenditures for 2005 is approximately $0.1 million.

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

On June 30, 2003, we completed the restructuring of $9.29 million, or 92.9%, of our 10% Senior Subordinated Convertible Notes, wherein the participating noteholders agreed to accept stock in lieu of cash for the next four semi-annual interest payment dates beginning June 30, 2003 through December 31, 2004.  $10.0 million of the Notes were originally issued in December 2001, resulting in proceeds to us of $9.2 million.  As part of this restructuring, the Company amended the Notes of the participating noteholders to reduce the conversion price from $2.60 per share to $1.00 per share for the remainder of the term through December 2006.  The agreement also included standard anti-dilution provisions, and required the Company to register the shares with the Securities and Exchange Commission.  As of December 31, 2004, $6.4 million of the Notes have been converted to equity under this agreement, resulting in the issuance of 6,370,081 shares of our common stock to the noteholders.

In July of 2003, we completed negotiations with the majority of our vendors to extend the payment terms of the total amounts owed to them at the time.  This resulted in $1.2 million of our payables, or 67% of our total accounts payable at the time,  being restructured with a total of 281 vendors.  Under the terms of the extended payment plan, we have agreed to make four to eight equal payments beginning on July 30, 2003 until the balances are satisfied.  The number of vendors agreeing to this plan represented approximately 61% of our active vendors. As of December 31, 2004, $183,000 remains to be paid under this agreement, which is included in accounts payable.

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

Our contractual obligations as of December 31, 2004 are as follows (in thousands):

	2005	2006	2007	2008	2009	Thereafter
Future rental payments under noncancelable leases	$343.0	$283.0	$91.0	—	—	—

Payments due under vendor payment plan	$183.0	—	—	—	—	—

Payments due under long term debt agreements	$66.7	$4,430.0	$800.0	66.7	—	—

Payments under settlement agreement	$450.0	—	—	—	—	—

For the year ended December 31, 2004, we issued approximately 0.1 million shares of common stock due to the exercise of employee stock options, warrants and our stock purchase plan, which provided approximately $21,000 in cash to us. For the year ended December 31, 2003, we issued approximately 0.2 million shares of common stock through the exercise of employee stock options and our stock purchase plan, which provided approximately $0.2 million in cash to us.  For the year ended December 31, 2002, we issued approximately, 0.1 million shares of common stock through the exercise of employee stock options and our stock purchase plan, which provided approximately $0.2 million in cash to us.

At December 31, 2004, we had a current ratio of 1.47 and working capital of $1.7 million.  At December 31, 2003, we had a current ratio of 1.35 and working capital of $1.6 million.

We estimate that we may need to raise additional capital through debt or equity offerings to support the continuing requirements of the business due to the recent retraction of the semiconductor capital equipment market and the potential impacts on our cash flows and results of operations that could result. There is no assurance that additional financing, if needed, will be available on terms and conditions acceptable or favorable to us, if at all. However, on January 28, 2005, we competed an amendment to the financing agreement with our institutional lender whereby our payments under the long-term convertible note has been deferred for one year, resulting in $800,000 of principal payments being rescheduled to begin on February 1, 2006.  These payments were previously scheduled to be paid in 2005.  The maturity date of the long-tem convertible note has also been extended for one year from March 2007 to March 2008.  As a part of this amendment the fixed conversion prices related to both the $3.0 million secured working capital line of credit and the $2.0 long-term convertible note was reduced to $0.60 and $0.56, respectively.  Additionally, we issued the lender a seven-year warrant to purchase 150,000 shares of common stock at a price of $0.67.  On February 25, 2005, we completed a new restructuring agreement with our 10% Senior Convertible Noteholders. Under the agreement, the Noteholders representing $2.9 million in debt, or 80% of the debt existing as of December 31, 2004, have agreed to continue to accept stock in lieu of cash for their interest payments for the remaining term of the notes through December 2006.  As part of this agreement, the conversion price of the underlying notes has been reduced from $1.00 per share to $0.85 per share for the remaining term of the notes through December 2006.  This results in approximately $145,000 of interest expense scheduled to be paid in 2005 in cash to be satisfied through the issuance of shares of our common stock.

We believe that these transactions in combination with our existing line of credit will provide the cash necessary to meet our operating, working capital and capital resource obligations through all of 2005.

Federal Tax Matters

We paid only nominal federal and state income taxes in the years ended December 31, 2004, 2003 and 2002.  At December 31, 2004, we had federal net operating loss carryforwards for tax reporting purposes of approximately $93.0 million, a portion of which is subject to annual limitation under Section 382 of the Internal Revenue Code.

ITEM 7A . Quantitative And Qualitative Disclosures About Market Risk

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically had little impact on us.  Inflation has not been a significant factor in our operations in any of the periods presented, and it is not expected to affect operations in the future.  An increase in interest rates would not expose us to market risk in that we have no debt tied to market interest rates.  At December 31, 2004, our 10% Senior Convertible Notes carried interest at a fixed rate of 10%.  Our short term revolving line of credit and long-term convertible debt carried interest at the prime rate plus 1.75%.  There is no material market risk relating to our long-term debt.

Impact of New Accounting Standards

FASB Interpretation No. 46 –(Revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN 46R).  In December 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN 46R). This standard replaces FIN 46, “Consolidation of Variable Interest Entities” that was issued on January 2003.  FIN 46R modifies or clarifies various provisions of FIN 46. FIN 46R addresses the consolidation of business enterprises of variable interest entities. (VIEs), as defined by FIN 46R.  FIN 46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN 46 prior to issuance of FIN 46R.  Otherwise, application of FIN 46R is required in financial statements of public entities that have interest in structures commonly referred to as special purpose entities for periods ending after December 15, 2003.  FIN 46R had no effect on our financial statements for year ended December 31, 2004, as we had no interests in special purpose entities.  Application by us for all other types of VIEs is required in financial statements for periods ending no later than the quarter ended in March of 2005.  We do not expect the adoption of FIN 46R to have a material effect on our financial statements.

SFAS No. 151, Inventory Costs.  In November 2004, FASB issued SFAS No. 151 Inventory Costs amends the guidance in ARB No. 43, Chapter 4 Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 pf ARB 43, Chapter 4, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges.” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No, 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued. SFAS No. 151 shall be applied prospectively.  We do not expect the adoption of SFAS No. 151 to have a material effect on our financial statements.

SFAS No. 153, Exchanges of Nonmonetary Assets.  In December 2004, FASB issued SFAS No. 153 Exchanges of Nonmonetary Assets amends APB Opinion No. 29, Accounting for Nonmonetary Transactions. APB No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 153 shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date SFAS No. 153 was issued. SFAS No. 153 shall be applied prospectively.  We do not expect the adoption of SFAS No. 153 to have a material effect on our financial statements.

SFAS No. 123 (revised 2004), Share-Based Payment.  In December 2004, FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.  Beginning with our quarterly period that begins June 26, 2006, we will be required to expense the fair value of employee stock options and similar awards.  As a public company, we are allowed to select from two alternative transition methods, each having different reporting implications.  The impact of SFAS No. 123R has not been determined at this time.

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

Our consolidated financial statement have been prepared on the assumption that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Report of the Independent Registered Public Accounting Firm included herein contains an explanatory paragraph that raises substantial doubt about our ability to continue as a going concern.

As of December 31, 2004, we had cash and cash equivalents of $166,000, working capital of $1.7 million, assets totaling $6.1 million, liabilities totaling $8.8 million, and incurred losses from continuing operations of $2.0 million for the year then ended.  We expect to continue to expend cash and incur operating losses at the current net sales levels, but to a lesser extent than the twelve months ended December 31, 2004 as certain operating expenses are expected to decline from 2004 levels. Our ability to generate cash and operating income is dependent on increasing our customer base to expand the penetration of our product technology and the realization of our lower operating expense targets.  It is uncertain whether we will be able to obtain a sufficient amount of additional capital, if needed, on acceptable terms, or at all.  Further, if future financing requirements are satisfied through the issuance of equity or debt instruments, shareholders may experience additional dilution in terms of their percentage of ownership of our securities.  In the event that we are unable to obtain additional capital, our operations will be materially negatively impacted and we will be required to take actions that will harm our business, including potentially ceasing certain or all of our operations.

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

We introduced our Tapestry handling system in February 1999.  In May 2000, we introduced other Smart Solutions products, which provide additional process capability for handling and testing semiconductor devices in strip form.  In July of 2003, we introduced our Tapestry SC, a second-generation system.  In July of 2004, we introduced our Tapestry SC SmartMark, a second-generation system. Our new products are attractive to customers only if the customers can see the value of automating the test and assembly portions of their semiconductor manufacturing operations.  Although semiconductor manufacturers have automated the wafer fabrication portion of their operation, or the front-end of the semiconductor manufacturing process, very few semiconductor manufacturers have invested a significant amount of capital to automate the test and assembly portions of their operations.  We are introducing new products for technologies, which may not be accepted on a wide-scale basis by the industry.  If either the testing of semiconductor devices in strip form or wide-scale automation of the back-end is not accepted by the industry, our net sales likely will suffer.

Downturns in semiconductor industry business cycles could have a negative impact on our operating results.

Our business depends heavily upon capital expenditures by semiconductor manufacturers.  The semiconductor industry is highly cyclical, with periods of capacity shortage and periods of excess capacity.  In periods of excess capacity, the industry sharply cuts purchases of capital equipment, such as our products.  Thus, a semiconductor industry downturn or slowdown substantially reduces our revenues and operating results and could hurt our financial condition.  In the fourth quarter of 2000, the semiconductor capital equipment industry went into a severe downturn.  This downturn intensified and continued throughout most of 2003, which has adversely impacted our revenues, operating results and financial position over the last three years.  In late 2003, the market stabilized through the first half of 2004.  However, in mid-2004, the market again slowed and in some segments contracted up to 40% on a bookings level.  Most industry forecasts expect a market stabilization in mid 2005; however, this cannot be predicted with great certainty or if the market will return to its historical growth rates.

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

We acquired an automation software business in June 1999 and introduced our first suite of products to provide an automation solution for the testing portion of semiconductor manufacturing in May 2000.  The sales from these operations make up less than 3%, 6% and 5% of net sales for the years ended December 31, 2004, 2003 and 2002, respectively.  Our future success is dependent upon being able to successfully market our automation products.  If we are not successful in effectively marketing ourselves as an equipment automation solutions provider to the semiconductor industry, our results of operations and financial condition will suffer.

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

ITEM 8.  Consolidated Financial Statements and Supplementary Data

See Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2004.  The financial information by quarter is included in Item 7 of this Annual Report on Form 10-K.

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

(b)         Changes in internal controls over financial reporting.

There were no significant changes made in our internal controls over financial reporting or, to our knowledge, in other factors that could materially affect these controls during the fourth quarter.

ITEM 9B.  Other Information

This item is not applicable.

PART III

ITEM 10.  Directors and Executive Officers of the Registrant

The information required by this item concerning directors and executive officers is incorporated by reference from the Proxy Statement to be filed no later than 120 days following our December 31, 2004 year-end.

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

ITEM 14.  Principal Accountant Fee and Services

The information required under this item is hereby incorporated by reference from the Proxy Statement.

ITEM 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)3.  Exhibits

3A.	Bylaws of MCT. (7)
3B.	Articles of Incorporation of MCT. (7)
3C.	Articles of Amendment dated March 14, 2002 (11).
4.	Specimen Certificate of Common stock. (1)
10A.	Form of Non-Competition Agreement between MCT and certain senior executive officers. (1)
10B.	Stock Purchase Agreement and Commission Agreement between MCT and Cardine & Levy, dated September 25, 1995. (3)
10C.	Employment Agreement with Roger E. Gower dated March 28, 1995. (2)
10D.	Employment Agreement with Dennis L. Nelson dated May 30, 1996. (5)
10E	Offer Letter to Thomas P. Maun dated July 15, 2002. (14)
10F.	Stock Option Plan for Outside Directors as amended through April 10, 2001. (10)
10G.	Incentive Stock Option Plan as amended through April 10, 2001. (10)

10H.	Former Aseco Corp. 1986 Incentive Stock Option Plan. (9)
10I.	Former Aseco Corp. 1993 Omnibus Stock Plan. (9)
10J.	Former Aseco Corp. 1993 Non-Employee Director Stock Option Plan. (9)
10K.	Lease for MCT’s corporate headquarters dated October 16, 1996. (6)
10L.	Lease for space in Marlborough, Massachusetts dated April 13, 1993. (8)
10M.	Employee Stock Purchase Plan. (4)
10U.	Warrant Purchase Agreement dated July 11, 1992. (1)
10V.	Second Common Stock Warrant Purchase Agreement dated August 10, 1993. (1)
10W.	Form of 10% Senior Subordinated Convertible Note. (11)
10X.	Agreement for Payment of Interest with Stock, effective June 30, 2003. (12)
10Y	Accounts Receivable Financing Agreement with Silicon Valley Bank (13)
10Z	Security Agreement with Laurus Master Fund, Ltd. dated March 9, 2004. (15)
10AA	Securities Purchase Agreement with Laurus Master Fund, Ltd. dated March 9, 2004. (15)
10BB	Secured Convertible Minimum Borrowing Note with Laurus Master Fund, Ltd. dated March 9, 2004. (15)
10CC	Secured Revolving Note with Laurus Master Fund, Ltd dated March 9, 2004. (15)
10DD	Secured Convertible Term Note with Laurus Master Fund, Ltd dated March 9, 2004. (15)
10EE	Minimum Borrowing Note Registration Rights Agreement with Laurus Master Fund, Ltd. dated March 9, 2004. (15)
10FF	Registration Rights Agreement with Laurus Master Fund, Ltd. dated March 9, 2004. (15)
10GG	Common Stock Purchase Warrant with Laurus Master Fund, Ltd. dated March 9, 2004. (15)
10HH

Amendment No. 1 by and between Micro Component Technology, Inc. and Laurus Master Fund, Ltd. dated January 28, 2005 to Secured Convertible Term Note, Secured Revolving Note, Registration Rights Agreement and Minimum Borrowing Note Registration Rights Agreement. (Schedules omitted) (16)

10II	Common Stock Purchase Warrant with Laurus Master Fund, Ltd. dated January 28, 2005.(16)
10JJ	Offer letter between Micro Component Technology, Inc. and Christopher Buckley dated August 16, 2004 (filed herewith).
10KK	Second Agreement for Payment of Interest with Stock, effective January 31, 2005 (17).
21.	Revised Listing of Subsidiaries of Micro Component Technology, Inc. (11).
23.1	Consent of Virchow, Krause & Company, LLP (filed herewith).
23.2	Consent of Deloitte & Touche LLP (filed herewith).
31.1	Certification of Chief Executive Officer (filed herewith).
31.2	Certification of Chief Financial Officer (filed herewith).
32.0	Section 1350 Certification (filed herewith).

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

(15)                            Incorporated by reference to the report on Form 10-K filed by MCT for the period ended December 31, 2003, SEC File No. 0-22384.

(16)                            Incorporated by reference to the report on Form 8-K filed by MCT on February 3, 2005.

(17)                            Incorporated by reference to the report on Form 8-K filed by MCT on February 25, 2005.

(b)                                  Reports on Form 8-K

On October 27, 2004, we issued a press release disclosing financial information regarding the quarter ended September 25, 2004 for which a Form 8-K was filed on November 2, 2004.

MICRO COMPONENT TECHNOLOGY, INC.

REPORT OF INDEPENDENT REGSITERED PUBLIC ACCOUNTING FIRM

To the Audit Committee, Stockholders and Board of Directors of

Micro Component Technology, Inc. and Subsidiaries

St. Paul, MN

We have audited the accompanying consolidated balance sheets of Micro Component Technology, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Micro Component Technology, Inc. and Subsidiaries as of December 31, 2004 and 2003 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the company has suffered recurring losses from operations and has a stockholders’ deficit.  These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota

February 4, 2005

(Except for Note 13, as to which the date is February 25, 2005)

REPORT OF INDEPENDENT REGSITERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Micro Component Technology, Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ deficit and cash flows for Micro Component Technology, Inc. and subsidiaries (the Company) for the year ended December 31, 2002.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material aspects, the results of its operations and its cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota

February 17, 2003

(March 26, 2003 as to the first paragraph of Note 4)

MICRO COMPONENT TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$166	$1,078
Accounts receivable, less allowance for doubtful accounts of $215 and $303, respectively	2,035	1,539
Inventories	3,057	3,413
Other	189	273
Total current assets	5,447	6,303

Property, plant and equipment, net	270	336
Debt issuance costs, net of accumulated amortization of $807 and $350, respectively	371	499
Other assets	34	56
Total assets	$6,122	$7,194

Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of long-term debt	$67	$—
Bank line of credit	1,583	348
Accounts payable	967	1,518
Accrued compensation	430	469
Accrued interest	56	370
Accrued warranty	162	181
Customer prepayments and unearned service revenue	237	1,410
Deferred revenue in excess of costs incurred	—	16
Other accrued liabilities	208	373
Total current liabilities	3,710	4,685

Long-term portion of accounts payable	—	195
Long-term convertible note	1,458	—
10% senior subordinated convertible debt	3,630	7,340

Commitments and contingencies (Note 10)

Stockholders’ deficit:
Preferred stock, $.01 par value, 1,000,000 authorized, none issued and outstanding
Common stock, $.01 par value, 40,000,000 authorized 25,566,511 and 21,145,300 issued, respectively	256	212
Additional paid-in capital	97,022	92,668
Cumulative other comprehensive loss	(69)	(69)
Accumulated deficit	(99,885)	(97,837)
Total stockholders’ deficit	(2,676)	(5,026)
Total liabilities and stockholders’ deficit	$6,122	$7,194

See Notes to Consolidated Financial Statements.

MICRO COMPONENT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended
	December 31, 2004	December 31, 2003	December 31, 2002

Net sales	$14,602	$11,123	$12,211
Cost of sales:
Product	7,286	6,295	7,604
Inventory revaluation	—	—	913
Total cost of sales	7,286	6,295	8,517
Gross profit	7,316	4,828	3,694

Operating expenses:
Selling, general, and administrative	5,596	4,872	8,556
Research and development	2,841	2,351	4,214
Restructuring charge	35	266	207
Total operating expenses	8,472	7,489	12,977

Loss from operations	(1,156)	(2,661)	(9,283)

Other income (expense):
Interest income	6	5	102
Interest expense	(868)	(1,195)	(1,175)
Gain (loss) on sale of property and equipment	14	209	(17)
Other income (expense)	(44)	(26)	43

Loss before income taxes	(2,048)	(3,668)	(10,330)
Income tax provision	—	—	—

Net loss	$(2,048)	$(3,668)	$(10,330)

Net loss per common share:
Basic and diluted	$(0.08)	$(0.21)	$(0.73)

Weighted average common and common equivalent shares outstanding:
Basic	25,013	17,606	14,125
Diluted	25,013	17,606	14,125

See Notes to Consolidated Financial Statements.

MICRO COMPONENT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(in thousands, except share data)

	Common Stock			Comprehensive Loss	Accumulated Deficit	Cumulative Other Comprehesive Loss
			Additional
		Par	Paid-in
	Shares	Value	Capital

Balance at December 31, 2001	14,074,365	$141	$88,144		$(83,839)	$(69)

Net loss				$(10,330)	(10,330)
Shares issued on exercise of options, net	49,176	1	81
Shares issued through employee stock purchase plan	28,979	—	77
Comprehensive loss				$(10,330)

Balance at December 31, 2002	14,152,520	$142	$88,302		$(94,169)	$(69)

Net loss				$(3,668)	(3,668)
Shares issued in private placement, net of offering costs	3,166,869	32	1,055
Shares issued on conversion of 10% senior subordinated convertible debt, net	2,660,081	27	2,634
Shares issued in lieu of interest	1,007,830	10	543
Shares issued on exercise of options, net	150,000	1	181
Shares issued through employee stock purchase plan	8,000	—	3
Comprehensive loss				$(3,668)

Balance at December 31, 2003	21,145,300	$212	$92,668		$(97,837)	$(69)
Net loss				$(2,048)	(2,048)
Shares issued on conversion of 10% senior subordinated convertible debt, net	3,710,000	37	3,673
Shares issued in lieu of interest	654,260	7	659
Shares issued on exercise of options / warrants, net	56,951	—	22
Comprehensive loss				$(2,048)

Balance at December 31, 2004	25,566,511	$256	$97,022		$(99,885)	$(69)

See Notes to Consolidated Financial Statements.

MICRO COMPONENT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 31, 2004	December 31, 2003	December 31, 2002
Cash flows from operating activities:
Net loss	$(2,048)	$(3,668)	$(10,330)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	450	482	403
Amortization	267	180	167
Inventory revaluation	—	—	913
(Gain) loss on disposal of property and equipment	14	(209)	17
Changes in operating assets and liabilities:
Accounts receivable	(496)	(753)	2,350
Inventories	107	250	321
Other assets	106	(56)	39
Accounts payable	(746)	703	(526)
Accrued restructuring costs	—	(153)	(762)
Other accrued liabilities	(1,084)	1,058	(2,084)
Net cash used in operating activities	(3,430)	(2,166)	(9,492)

Cash flows from investing activities:
Additions to property, plant and equipment	(149)	(111)	(184)
Proceeds from disposition of property		253	37
Net cash used in investing activities	(149)	142	(147)

Cash flows from financing activities:
Payments on long-term debt	(267)	(29)	(46)
Payments on bank line of credit	(348)	—	—
Proceeds from bank line of credit		348	—
Proceeds from institutional line of credit, net of discounts	1,661	—	—
Issuance on long-term convertible note, net of debt issue costs	1,657	—	—
Proceeds from issuance of stock, net of stock issuance costs	(36)	1,223	159
Net cash provided by financing activities	2,667	1,542	113

Net decrease in cash and cash equivalents	(912)	(482)	(9,526)

Cash and cash equivalents at beginning of period	1,078	1,560	11,086

Cash and cash equivalents at end of period	$166	$1,078	$1,560

Supplemental disclosure:
Non-cash investing and financing activities:
Stock issued in lieu of interest	$642	$553	$—
Stock issued in conversion of 10% senior subordinated debt	3,710	2,661	—
Cash paid for interest	$228	$591	$527

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

Our consolidated financial statements have been prepared on the assumption that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The independent registered public accounting firm report included herein contains an explanatory paragraph that raises substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.  In their report accompanying the consolidated financial statements, the predecessor independent auditors expressed an opinion that the Company’s recurring losses from operations and stockholders deficit raised substantial doubt about our ability to continue as a going concern at the time of issuing our consolidated financial statements as of and for the year ended December 31, 2002.  During 2003 and 2004, the Company continued to incur net losses and negative cash flows from operating activities as in 2002, and has an accumulated deficit of $2.7 million at December 31, 2004.

As of December 31, 2004, we had cash and cash equivalents of $166,000, working capital of $1.7 million, assets totaling $6.1 million, liabilities totaling $8.8 million and incurred losses from continuing operations of $2.0 million for the year then ended.  We expect to continue to expend cash and incur operating losses at the current net sales levels, but to a lesser extent than the twelve months ended December 31, 2004 as certain operating expenses are expected to decline from 2004 levels. Our ability to generate cash and operating income is dependent on increasing our customer base to expand the penetration of our product technology and the realization of our lower operating expense targets.  In March of 2003, the Company raised approximately $1.1 million pursuant to a private equity placement with a group of accredited investors.  In June of 2003, the Company completed a one-year $2.5 million working capital line of credit agreement with a bank.  In July of 2003, the Company completed the restructuring of its 10% Senior Subordinated Convertible Notes, wherein 92.9% of the investors agreed to take stock in lieu of cash for their next four semi-annual interest payments beginning June 30, 2003 through December 31, 2004.  In July of 2003, the Company completed negotiations with the majority of our vendors to restructure the amounts owed to them wherein we would make four to eight equal quarterly payments beginning in July of 2003 in satisfaction of their total obligation. On March 9, 2004 we completed a $5.0 million secured financing transaction with an institutional lender.  Under the terms of the three-year agreement, we put in place a $3.0 million secured working capital line of credit and a $2.0 long-term convertible note.  On January 28, 2005, we completed an amendment to the financing agreement with the lender whereby our payments under the long-term convertible notes have been deferred for one year, resulting in $800,000 of principal payments being rescheduled to begin on February 1, 2006.  These payments were previously scheduled to be paid in 2005.  The maturity date of the long-tem convertible note has also been extended for one year from March 2007 to March 2008.  As a part of this amendment the fixed conversion prices related to both the $3.0 million secured working capital line of credit and the $2.0 long-term convertible note were reduced to $0.60 and $0.56, respectively.  On February 25, 2005, we completed a new restructuring agreement with our 10% Senior Convertible Noteholders. Under the agreement, the Noteholders representing $2.9 million in debt, or 80% of the debt existing as of December 31, 2004, have agreed to continue to accept stock in lieu of cash for their interest payments for the remaining term of the notes through December 2006.  As part of this agreement, the conversion price of the underlying notes has been reduced from $1.00 per share to $0.85 per share for the remaining term of the notes through December 2006.  This results in approximately $145,000 of interest expense scheduled to be paid in 2005 in cash to be satisfied through the issuance of shares of our common stock.

The Company believes that the combination of reduced spending, increasing our customer base to further enable the penetration of our product technology, the amendment of our existing credit facility and the amendment of our agreement with the holders of our 10% Senior Convertible Notes, each discussed in Note 13, contained elsewhere herein, will provide the cash necessary to meet our operating, working capital and capital resource obligations through all of 2005.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that we make estimates and assumptions that affect amounts reported therein.  Due to the inherent uncertainty involved in making estimates, actual results reported in future periods might differ from those estimates.

Revenue Recognition

Under SAB 104, our revenue is recognized upon shipment, as our terms are FOB shipping point, for established products that have previously satisfied existing customer performance specifications and that provide for full payment tied to shipment.  Revenue for products that have not previously satisfied customer performance specifications or from sales where all or a portion of customer payment is based upon acceptance are only recognized upon customer acceptance.  The related inventory costs are offset against the deferred revenue and reported as “deferred revenue in excess of costs incurred” in the consolidated balance sheet.  Product warranty and installation costs are accrued in the period sales are recognized.  Installation services are considered to be perfunctory as defined under SAB 104 and average less than 5% of the contract price.  Revenue related to spare parts is recognized upon shipment.  Revenue related to maintenance and service contracts are deferred and amortized to earnings on a straight-line basis over the life of the service contract.  Custom integration software revenue is recognized on a project basis with milestone acceptance provisions.  Shipping and handling costs are billed to the customer and included in the net revenue with the cost of shipment and handling charged to cost of goods sold.

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

Cash and Cash Equivalents

We consider all highly liquid investments purchased with original maturities of 90 days or less to be cash equivalents.  We place our temporary cash investments with high credit quality financial institutions.  At times such investments may be in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit.

Accounts Receivable

We review customers’ credit history before extending unsecured credit and establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers and other information. Invoice terms can vary from net 30 days, to percentage amounts of the total customer purchase order tied to acceptance criteria.  The Company does not accrue interest on past due accounts receivable.  The Company writes off receivables when they are deemed uncollectible after all collection attempts have failed.  Accounts receivable are shown net of an allowance for doubtful accounts of $215,000 and $303,000 at December 31, 2004 and 2003, respectively.

Inventories

Inventories are stated at the lower of cost or market.  Cost is determined by the first-in, first-out (“FIFO”) method.  Provisions to reduce inventories to the lower of cost or market is made based on a review of excess and obsolete inventories, estimates of future sales, examination of historical consumption rates and the related value of component parts.

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

Impairment of Long-Lived Assets

We periodically evaluate the carrying value of long-lived assets for potential impairment.  We consider projected future operating results, cash flows, trends, and other circumstances in making such estimates and evaluations.  When the carrying value of any long-lived asset exceeds its projected undiscounted cash flows, impairment is recognized to reduce the carrying value to its fair market value.

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

If compensation cost for our stock option and employee stock purchase plans had been determined based on the fair value at the grant dates, consistent with the method provided in SFAS No. 148 and SFAS No. 123, our net loss and net loss per share would have been as follows:

	Years Ended
	Dec. 31 2004	Dec 31 2003	Dec. 31 2002
Net loss, in thousands:
As reported	$(2,048)	$(3,668)	$(10,330)
Fair value compensation expense	(1,581)	(985)	(1,147)
Pro forma	$(3,629)	$(4,653)	$(11,477)

Net loss per share – basic:
As reported	$(0.08)	$(0.21)	$(0.73)
Fair value compensation expense	(0.06)	(0.06)	(0.08)
Pro forma	$(0.14)	$(0.27)	$(0.81)

Net loss per share – diluted:
As reported	$(0.08)	$(0.21)	$(0.73)
Fair value compensation expense	(0.06)	(0.06)	(0.08)
Pro forma	$(0.14)	$(0.27)	$(0.81)

Stock Based Compensation:
As reported	$—	$—	$—
Fair value compensation expense	(1,581)	(985)	(1,147)
Pro forma	$(1,581)	$(985)	$(1,147)

In December of 2004, the Compenation Committee of the Board of Directors approved the acceleration of the vesting of all of the then outstanding options under all plans.  At the time of this approval all option exercise prices exceeded the public market price of the underlying common shares.  This action resulted in 1,029,500 shares being accelerated with respect to their original vesting dates.  This acceleration resulted in an additional $737,000 of net compensation expense being included in the above tables for the year ended December 31, 2004.

The fair value of options granted under the stock option and employee stock purchase plans for the years ended December 31, 2004, 2003, and 2002 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions and results:

	Years Ended
	Dec. 31, 2004	Dec. 31, 2003	Dec. 31, 2002

Dividend yield	0.00%	0.00%	0.00%
Expected volatility	93.53%	139.76%	88.17%
Risk-free interest rate	3.41%	2.52%	3.87%
Expected life of options	3.5 years	3.5 years	3.5 years
Fair value per share of options granted	$0.87	$0.70	$1.28

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

Reclassifications

Certain amounts previously reported in the 2002 consolidated financial statements have been reclassified to conform to the 2004 and 2003 presentations.  These reclassifications had no effect in previously reported net loss or stockholders’ deficit.

New Accounting Standards

In December of 2003 the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 –(Revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN46R).  This standard replaces FIN 46, “Consolidation of Variable Interest Entities” that was issued on January 2003.  FIN 46R modifies or clarifies various provisions of FIN 46. FIN 46R addresses the consolidation of business enterprises of variable interest entities. (VIEs), as defined by FIN 46R.  FIN 46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN 46 prior to issuance of FIN 46R.  Otherwise, application of FIN 46R is required in financial statements of public entities that have interest in structures commonly referred to as special purpose entities for periods ending after December 15, 2003.  FIN 46R had no effect on our financial statements for the year ended December 31, 2004, as we had no interests in special purpose entities.  Application by us for all other types of VIEs is required in financial statements for periods ending no later than the quarter ended in March of 2005.  We do not expect the adoption of FIN 46R to have a material effect on our financial statements.

In November 2004, FASB issued SFAS No. 151 Inventory Costs amends the guidance in ARB No. 43, Chapter 4 Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 pf ARB 43, Chapter 4, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges.” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS

No, 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued. SFAS No. 151 shall be applied prospectively.  We do not expect the adoption of SFAS No. 151 to have a material effect on our financial statements.

In December 2004, FASB issued SFAS No. 153 Exchanges of Nonmonetary Assets amends APB Opinion No. 29, Accounting for Nonmonetary Transactions. APB No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 153 shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date SFAS No. 153 was issued. SFAS No. 153 shall be applied prospectively.  We do not expect the adoption of SFAS No. 153 to have a material effect on our financial statements.

In December 2004, FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.  Beginning with our quarterly period that begins June 26, 2006, we will be required to expense the fair value of employee stock options and similar awards.  As a public company, we are allowed to select from two alternative transition methods, each having different reporting implications.  The impact of SFAS No. 123R has not been determined at this time.

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

	Years Ended
	December 31, 2004(1)	December 31, 2003(1)	December 31, 2002(1)

Weighted average common shares outstanding	25,013	17,606	14,125
Effect of dilutive stock options and warrants	—	—	—
Effect of convertible debt	—	—	—
	25,013	17,606	14,125

(1)          We reported a loss for the period.  No adjustment was made for the effect of stock options, warrants or convertible debt as the effect was anti-dilutive.  Stock options and warrants outstanding totaled 3,358,058 shares at December 31, 2004,  2,882,468 shares at December 31, 2003 and 2,688,751 shares at December 31, 2002  We also have potentially issuable common shares of 3,629,919 related to our 10% Senior Subordinated Convertible Notes described in Note 7 contained elsewhere herein.

NOTE 3 - RESTRUCTURING CHARGES

The restructuring charges described below were incurred and paid within the years as set forth below.

2004 Restructuring Charges

During the fourth quarter, in response to a second half 2004 market contraction, we reduced our workforce by approximately 11% at the time, resulting in a restructuring charge of $35,000.  This charge reflected severance and benefit costs associated with this reduction.  This work force reduction affected a total of 12 employees principally with the manufacturing function.

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

On March 9, 2004 we completed a $5.0 million secured financing transaction with an institutional lender.  Under the terms of the three-year agreement, we put in place a $3.0 million secured working capital line of credit and a $2.0 long-term convertible note.  In connection with the execution of this credit facility, we issued to the lender a seven-year warrant to purchase 400,000 shares of our common stock at exercise prices ranging from $2.30 to $2.88.  The fair value of the warrants was determined using the Black-Scholes option pricing model.  This resulted in a value of $391,000, which was recorded as an increase to additional paid-in- capital and a discount to the working capital line of credit and long-term convertible note.  This discount is amortized to interest expense over the three-year agreement.  Our existing secured lending relationship was terminated as a result of this transaction.  This credit facility is secured by all the assets of the Company.  See Note 13 to consolidated financial statements contained elsewhere herein for changes to this agreement subsequent to December 31, 2004.

During the period covered by this report, we issued 654,260 shares of our common stock to the holders of our 10% Senior Subordinated Convertible Notes (“the Notes”) in payment of interest due on December 31, 2003, June 30, 2004 and December 31, 2004, respectively, and interest due upon conversion of the notes.  The issuance was exempt from registration under Rule 506 under the Securities Act of 1933, because all of the noteholders were accredited, there was no general solicitation, and the shares were subject to restrictions on transfer.

During the period covered by this report, we issued a total of 3,710,000 shares of our common stock to holders of the Notes pursuant to conversion of their Notes at $1.00 per share including accrued interest due at the time of conversion.  The issuance was exempt from registration under Rule 506 under the Securities Act of 1933, because all of the noteholders were accredited, there was no general solicitation, and the shares were subject to restrictions on transfer.

NOTE 5 – CAPITAL STRUCTURE – CONTINGENTLY CONVERTIBLE SECURITIES

In connection with our $5.0 million secured financing completed March 9, 2004, certain features of the agreement allow for the conversion of debt to shares of our common stock under certain market conditions.

Under the $3.0 million revolving line of credit, the debt outstanding can be converted by the lender (“the fixed conversion price”) to shares of our common stock.  The conversion price in the original agreement was $1.92 per share, and was changed by amendment dated January 28, 2005 to $0.60 per share.  However, the lender is limited in the dollar amount of shares that they may purchase to twenty-five percent (25%) of the aggregate dollar trading volume of the Common Stock for the ten (10) day trading period immediately preceding delivery of a Notice of Conversion.

Under the $2.0 million convertible note, the current payments due plus accrued interest can be converted by the lender in payment of principal and interest (“fixed conversion price”) to shares of our common stock. The conversion price in the original agreement was $1.79 per share, and was changed by amendment dated January 28, 2005 to $0.56 per share.  However, the stock price must first trade at one hundred and fifteen percent (115%) of the fixed conversion price for three consecutive days immediately preceding a payment date in order for the conversion to be available.  The dollar amount of shares that the lender may purchase is limited to twenty-five percent (25%) of the aggregate dollar trading volume of the Common Stock for the ten (10) day trading period immediately preceding delivery of a Notice of Conversion.

For the year ended December 31, 2004, there were no conversions of these notes nor any dilutive effect as the convertible contingencies were not met.

NOTE 6 – BALANCE SHEET INFORMATION

The allowance for doubtful accounts receivable was as follows (in thousands):

	December 31, 2004	December 31, 2003

Beginning balance	$303	$319
Provisions	—	—
Write offs	(88)	(16)
Ending balance	$215	$303

Provisions are charged to selling, general and administrative expense.

Major components of inventories were as follows (in thousands):

	December 31, 2004	December 31, 2003

Raw materials	$2,078	$1,775
Work-in-process	765	1,254
Finished goods	213	384
	$3,057	$3,413

In accordance with accounting principles generally accepted in the United States of America, we value our inventories at the lower of cost or market.  In the fourth quarter of 2002, we recorded a charge of $913,000 for excess inventory related to our older singulated technologies resulting from the continued downturn in the semiconductor capital equipment market.  This charge is included in costs of sales in the fourth quarter of 2002 and the year ended December 31, 2002.  This provision for excess inventory resulted from the significant decrease in forecasted demand and consumption rates associated with the market downturn and were calculated in accordance with our policy, which considers, among other factors, technological obsolescence, historical consumptions and expected demand levels.  All inventory that has been designated as functionally obsolete is physically disposed of.  Pursuant to SAB Topic 5-BB, inventory provisions establish a new cost basis for inventory.  During the years ended December 31, 2004 and 2003, previously written down items totaling $1.5 million and $1.0 million, respectively, were sold resulting in higher than normal gross profits.

Property, plant and equipment were as follows (in thousands):

	December 31, 2004	December 31, 2003

Leasehold improvements	$284	$379
Machinery and equipment	2,264	2,241
Furniture and fixtures	297	547
	2,845	3,167
Less accumulated depreciation	(2,575)	(2,831)
	$270	$336

For the year ended December 31, 2002, we wrote off approximatly $1.7 million in fully depreciated assets that are no longer utilized in the business.

We provide a standard thirteen month warranty program for our equipment products. We record provisions for warranty claims for these products based upon historical claim performance.  The following table provides the expense recorded and charges against our reserves for the years ended December 31, 2004 and 2003.

	2004	2003

Accrued warranty balance - beginning	$181	$200

Provision	107	60

Warranty claims	(126)	(79)

Accrued warranty balance- ending	$162	$181

NOTE 7 - LONG-TERM DEBT

Long-term debt and financing obligations were as follows (in thousands):

	December 31, 2004	December 31, 2003

Long-term convertible note	$1,525
Less: Current Portion	(67)	—

Total long-term debt	$1,458	$—

10% senior subordinated convertible notes	$3,630	$7,340

On March 9, 2004 we completed a $5.0 million secured financing transaction with an institutional lender.  Under the terms of the three-year agreement, we put in place a $3.0 million secured working capital line of credit and a $2.0 long-term convertible note both bearing interest at a rate of prime plus 1.75%.  In connection with the execution of this credit facility, we issued to the lender a seven-year warrant to purchase 400,000 shares of our common stock at exercise prices ranging from $2.30 to $2.88.  The fair value of the warrants was determined using the Black-Scholes option pricing model.  This resulted in a value of $391,000, which was recorded as an increase to additional paid-in- capital and a discount to the working capital line of credit and long-term convertible note.  This discount is amortized to interest expense over the three-year agreement.  Our existing secured lending relationship was terminated as a result of this transaction.  This credit facility is secured by all the assets of the Company.  See Note 13 to consolidated financial statements contained elsewhere herein for changes to this agreement subsequent to December 31, 2004.

In December 2001, we issued $10.0 million of 10% Senior Subordinated Convertible Notes due in 2006 to a group of accredited investors.  These Notes were initially convertible into our common stock at a conversion price equal to $2.60 per share.  The Notes are redeemable by us at any time after January 3, 2004 as long as the market price of our common stock equals or exceeds 150% of the conversion price.  Proceeds from the Notes, net of debt issuance costs, totaled $9.2 million.  Holders of the Notes have standard registration rights if they convert the Notes to common stock.  The Note Purchase Agreement between us and the holders of the Notes contains certain affirmative and negative covenants.  Among other things, these covenants prohibit us from paying dividends to our shareholders or incurring more than $5.0 million of indebtedness that is senior to, or ranks the same as the Notes.  The covenants also require us to comply with applicable laws and regulations, maintain a market for our common stock, and provide the Note holders with copies of our SEC reports and certain other information. There are no financial covenants related to these Notes.  On June 30, 2003, we completed the restructuring of $9.29 million, or 92.9%, of our 10% Senior Subordinated Convertible Notes, wherein the participating noteholders agreed to accept stock in lieu of cash for the next four semi-annual interest payment dates beginning June 30, 2003 through December 31, 2004, and the conversion price for the Notes was reduced to $1.00 per share.  During the year ended December 31, 2004, principal in the amount of $3.71 million and interest in the amount of $642,000 were converted into 4,364,260 shares of common stock. During the year ended December 31, 2003, principal in the amount of $2.66 million and interest in the amount of $553,000 were converted into 3,667,911 shares of common stock.  There was no beneficial conversion of the Notes payable into common stock as defined in EITF 00-27 of “Application of Issue No. 98-5” to Certain Convertible Instruments. See Note 13 to consolidated financial statements contained elsewhere herein for changes to this agreement subsequent to December 31, 2004.

We have manufacturing, phone and software equipment operating lease agreements utilized in several of our facilities.

Payments due under debt obligations at December 31, 2004 are as follows: 2005 - $67,000; 2006 - $4,430,000; 2007 - $800,000; 2008 - $67,000 and thereafter $0.

NOTE 8 - INCOME TAXES

The Company incurred losses for the years ended December 31, 2004, 2003, and 2002, respectively, and recorded no provision for income taxes.

The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense recorded in the consolidated financial statements was as follows:

	Years Ended December 31,
	2004	2003	2002

Tax (benefit) at statutory rate	(35.0)%	(35.0)%	(35.0)%
Effect of graduated tax rates	1.0	1.0	1.0
State taxes	(3.0)	(3.0)	—
Adjustment for valuation allowance	37.0	37.0	34.0
	0.0%	0.0%	0.0%

As of December 31, 2004, we had federal net operating loss (NOL) carryforwards totaling approximately $30.0 million and tax credit carryforwards of approximately $122,000 which can be used to reduce future taxable income.  Such tax loss and tax credit carryforwards begin to expire in 2005 as follows: 2005 – 2009 - $1.5 million per year and $22.5 million thereafter.  Changes in the ownership of the Company have placed limitations on the annual usage of these NOLs.  These limitations are the cause for the reduction of the net operating loss carryforwards.  Future changes in ownership may place additional limitations on these losses.

We have recorded a total valuation allowance on deferred tax assets due to uncertainity of their ultimate realization as follows:

	December 31, 2004	December 31, 2003

Net operating loss carryfowards	$11,100	$32,971
Inventories	3,108	3,891
Accrued expenses	162	194
Other	352	362
Valuation allowance	(14,722)	(37,418)
	$—	$—

NOTE 9 -  ACCOUNTS PAYABLE – LONG TERM

In July of 2003, we completed negotiations with the majority of our vendors to extend the payment terms of the total amounts owed to them at the time.  This resulted in $1.2 million of our payables, or 67% of our total accounts payable at the time,  being restructured with a total of 281 vendors.  Under the terms of the extended payment plan, we agreed to make four to eight equal payments beginning on July 30, 2003 until the balances are satisfied.  The number of vendors agreeing to this plan represented approximately 61% of our active vendors. As of December 31, 2004, all scheduled contractual payments have been made under this plan.  The following sets forth the amounts due under this plan:

	December 31, 2004	December 31, 2003

Total accounts payable due under the plan	$183,000	$782,000
Less: Current Portion due under the plan	(183,000)	(587,000)

Total long-term accounts payable due under the plan	$—	$195,000

NOTE 10 - COMMITMENTS AND CONTINGENCIES

We lease certain facilities and equipment under various operating leases.  Effective April 1997, we entered into an operating lease agreement and relocated our headquarters to a new facility in St. Paul, Minnesota, coinciding with the expiration of the operating lease at our previous headquarters facility.  Under the terms of the new agreement, which extends through April 2007, we are responsible for base rent and all operating expenses associated with the portion of the facility that we occupy.  The agreement provides us with a one-time option to cancel the lease after seven years, at which time we would only be responsible for certain unamortized build-out costs incurred by the landlord.  In May 2000, we notified our landlord of our intent to exercise our one-time option to lease the remaining additional 11,000 square feet within the same building at a date to be mutually determined.  We occupy approximately 54,000 square feet of leased space in Penang, Malaysia, which is utilized as a manufacturing center for our mature products.  This lease expires in June 2007.

Total rent expense charged to operations, primarily for facilities and equipment, was $814,000 $847,000 and $864,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

The future minimum rental payments at December 31, 2004, due under noncancelable operating leases, are as follows: 2005 - $592,000; 2006 - $559,000; 2007 - $229,000 and zero thereafter.

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

NOTE 11 - STOCK OPTION AND BONUS PLANS AND WARRANTS TO PURCHASE COMMON STOCK

The Board of Directors previously reserved a total of 2,600,000 shares of common stock under the 1993 Incentive Stock Options Plan for key employees.  This plan expired in April 2003 except for outstanding options. In June of 2004, the Board of Directors and shareholders approved the 2004 Incentive Stock Plan and the reservation of 880,000 shares.  Options under the two plans expire five to ten years from the date of grant and generally vest over a two-year or four-year period.  If an individual ceases employment, he/she has 90 days to exercise vested options.  Options granted in excess of the $100,000 annual IRS limitations become non-qualified. The Compensation Committee of the Board of Directors at their discretion can grant non-qualified options and restricted stock to eligible employees.  In 2004 and 2003, the Board of Directors granted 155,000 and 1,000,000, respectively, non-qualified options, which are included in the stock option table below.

In fiscal 1996, our Board of Directors and our shareholders approved the Stock Option Plan for Outside Directors.  A total of 570,000 shares have been reserved for issuance under the plan.  Each person who becomes an outside director will automatically be granted an option to purchase 10,000 shares.  In addition, each outside director will also automatically be granted an option to purchase 10,000 shares immediately upon each reelection as a director, or on the anniversary of the prior year’s grant in any year in which there is no meeting of the stockholders at which directors are elected.  The period within which an option must be exercised will be the earlier of (1) ten years from the date of the grant, or (2) the date which is one year after the director ceases to be a director for any reason, provided that if a director voluntarily declines to stand for re-election after the age of 60, he shall not be required to exercise his options within one year after he ceases to be a director and shall continue to vest in his options after he ceases to be a director.  The exercise price for each option will be the fair market value of the stock on the date of grant, and each option will generally vest over a two-year period at 50 percent per year.

As of December 31, 2004, we have also reserved a total of 9,563,077 shares of common stock for issuance upon conversion of the Notes described in Note 7.  As of December 31, 2004, 6,370,081 shares of stock have been issued from this reserve pursuant to the conversion features of the Notes described in Note 7.

As of December 31, 2004, we have also reserved a total of 2,092,350 shares of common stock for issuance upon conversions in connection with the $5.0 million secured financing described in Note 7.  As of December 31, 2004, no shares of stock have been issued from this reserve pursuant to the conversion features of the convertible debt described in Note 5.

We have also reserved 150,000 shares of common stock for the grant of non-qualified stock options for outside directors, consultants, advisors and employees.

Shares subject to options under these were as follows:

Options	Shares	Exercise Price Range	Weighted Average Exercise Price Per Share

Outstanding at December 31, 2001	2,337,915	$1.00 to $11.25	$3.44

Granted	633,109	$0.69 to $3.55	$2.07
Exercised	(49,176)	$1.00 to $2.62	$1.66
Expired	(245,097)	$1.94 to $11.25	$4.98

Outstanding at December 31, 2002	2,676,751	$0.69 to $11.25	$3.01

Granted	1,060,000	$0.90 to $1.27	$0.97
Exercised	(150,000)	$1.22	$1.22
Expired	(999,633)	$0.69 to $11.25	$3.01

Outstanding at December 31, 2003	2,587,118	$0.69 to 11.25	$2.27

Granted	390,000	$0.88 to $2.04	$1.23
Exercised	(26,750)	$0.69 to $0.90	$0.79
Expired	(226,822)	$0.69 to $7.75	$2.52

Outstanding at December 31, 2004	2,723,546	$0.69 to 11.25	$2.13

Exercisable at December 31, 2004	2,723,546	$0.69 to 11.25	$2.13

Options outstanding at December 31, 2004 had exercise prices ranging from $0.69 to $11.25 per share as summarized in the following table:

Range of Exercise Prices	Number Outstanding at Dec. 31, 2004	Weighted Average Remaining Life	Weighted Average Exercise Price Per Share	Number Exercisable at Dec. 31, 2004

$0.69 to $1.56	1,486,235	6.4 years	$1.01	1,486,235
$1.84 to $2.95	679,811	4.1 years	$2.21	679,811
$3.19 to $4.30	290,500	5.9 years	$3.28	290,500
$5.44 to $7.75	237,000	5.4 years	$6.57	237,000
$9.25 to $11.25	30,000	5.7 years	$9.92	30,000
$0.69 to $11.25	2,723,546	5.7 years	$2.13	2,723,546

At December 31, 2004 and 2003, 765,000 and 117,000 shares, respectively, were available for future grants under the terms of these plans.  In December of 2004, the Compensation Committee of the Board of Directors approved the acceleration of the vesting of all of the then outstanding options under all plans.  At the time of this approval all option exercise prices exceeded the public market price of the underlying common shares.  This action resulted in 1,029,500 shares being accelerated with respect to their original vesting dates.

In February 1996, the Board of Directors adopted the Employee Stock Purchase Plan and reserved 300,000 shares of common stock for issuance under the Plan.  Eligible employees can elect under the Plan to contribute between two percent and ten percent of their base pay each plan year (June 1 - May 31) to purchase shares of common stock at a price per share equal to 85 percent of market value on the first day of the plan year or the last day of the plan year, whichever is lower.  Employee contributions are deducted from their regular salary or wages.  The maximum number of shares that can be purchased by an employee in any plan year is 1,000 shares.  For the year ended December 31, 2004, no shares were issued under the plan.  For the year ended December 31, 2003, 8,000 shares were issued under the plan at a price of $0.37.  For the year ended December 31, 2002, 28,551 shares were issued under the plan at prices ranging from $2.59 to $2.68 at a weighted average price of $2.68.  Approximately 122,900 shares remain reserved for future issuances.

NOTE 12 - SEGMENT, GEOGRAPHIC, CUSTOMER INFORMATION AND CONCENTRATION OF CREDIT RISK

We operate in one industry segment supplying automated equipment test handlers to the semiconductor industry.  Net sales to customers located in the three geographic regions in which we operate are summarized as follows (in thousands):

	Years Ended
	Dec. 31, 2004	Dec. 31, 2003	Dec. 31, 2002

United States	$2,769	$3,725	$3,538
Asia	10,640	6,989	7,527
Europe	1,193	409	1,146
	$14,602	$11,123	$12,211

Although our primary manufacturing facility is located in Penang, Malaysia, we do not hold a material amount of long-lived assets outside of the United States.  Of our inventory reflected on the Company balance sheet as of December 31, 2004, $2.7 million was located in our facility in Penang, Malaysia.

During the year ended December 31, 2004 our top ten customers accounted for approximately 93% of net sales with three customers accounting for approximately 65% and one customer accounting for approximately 26% of net sales.  During the year ended December 31, 2003 our top ten customers accounted for approximately 86% of net sales with three customers accounting for approximately 50% of net sales and one customer accounting for approximately 32% of net sales.  During the year ended December 31, 2002, our top ten customers accounted for approximately 77% of net sales with three customers accounting for approximately 40% of net sales and one customer accounting for approximately 16% of net sales and another customer accounted for approximately 15% of our net sales.  As of December 31, 2004, one customer accounted for 26% of our total net accounts receivable.

NOTE 13 – SUBSEQUENT EVENT

On January 28, 2005, we completed an amendment to the financing agreement with the lender whereby our payments under the long-term convertible note have been deferred for one year, resulting in $800,000 of principal payments being rescheduled to begin on February 1, 2006.  These payments were previously scheduled to be paid in 2005.  The maturity date of the long-term convertible note has also been extended for one year from March 2007 to March 2008.  As a part of this amendment the fixed conversion prices related to both the $3.0 million secured working capital line of credit and the $2.0 long-term convertible note were reduced to $0.60 and $0.56, respectively.  Additionally, we issued the lender a seven-year warrant to purchase 150,000 shares of common stock at a price of $0.67.

On February 25, 2005, we completed a second amendment to the agreement with the holders of our 10% Senior Subordinated Convertible Notes, wherein holders of 80% of the remaining Notes, representing $2.9 million, agreed to continue to accept stock in payment of interest for the remaining four interest payments through December 24, 2006.  As part of this amendment, we agreed to reduce the Note conversion price to $0.85 per share, and use our best efforts to register the shares with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of St. Paul, State of Minnesota, on March 15, 2005.

MICRO COMPONENT TECHNOLOGY, INC.

By:	/s/ Roger E. Gower
Roger E. Gower
President, Chief Executive Officer,
Chairman of the Board and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 15, 2005.

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