Form 10-K/A
period 2004-12-31
MICRO COMPONENT TECHNOLOGY INC
filed 2005-04-28
CIK 911149

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Number of shares outstanding of the Registrant’s Common stock, as of April 27, 2005 is 25,566,514.

EXPLANATORY NOTE

This form 10-K/A is being filed by the Company for the purpose of including the information required by Items 10-14 of Part III.  The Form 10-K as originally filed incorporated this information by reference from the definitive proxy statement.  Due to a delay in filing the definitive proxy statement, it will not be filed by the April 30, 2005 deadline for incorporation by reference.  Therefore, the Part III information is being included herein.  Also included are the required certifications.

PART III

ITEM 10.  Directors and Executive Officers of the Registrant

Directors

The names and ages of the current directors, their current positions with the Company, and the year each first became a director are as follows:

Name and Age

Position

Director Since

Roger E. Gower, 64	Chairman of the Board, President, Chief Executive Officer, Secretary and Director	1995

Patrick Verderico, 61	Director	1992

D. James Guzy, 69	Director	1993

David M. Sugishita, 57	Director	1994

Donald R. VanLuvanee, 60	Director	1995

Donald J. Kramer, 72	Director	1997

Dr. Sheldon Buckler, 72	Director	2000

Business Experience of Directors

Roger Gower joined the Company as Chairman of the Board, President, Chief Executive Officer and Director in April, 1995. Prior to that time, Mr. Gower was employed by Datamedia Corporation of Nashua, New Hampshire, a network and PC security software development company, where he served as President and Chief Executive Officer from 1991.  Prior to 1991 he was President and Chief Executive Officer of Intelledex, Inc., a Corvallis, Oregon-based manufacturer of robotic and automation systems for the semiconductor and disk drive manufacturing industries.  Earlier in his career, Mr. Gower served as President of Qume, a $200 million printer manufacturer and wholly-owned subsidiary of ITT, and as a general manager with Texas Instruments.  Mr. Gower holds a BS degree in Electrical Engineering.  Mr. Gower is also a director of August Technologies, Inc.

Patrick Verderico has been a director of the Company since December 1992.  From January 2001 to January 2003, he was Chief Financial Officer of Ubicom, an Internet processor and software company.  He is currently retired from that position.  From July 1997 to November 2000, he was

President and Chief Executive Officer of OSE USA, Inc. (formerly known as Integrated Packaging Assembly Corporation), a semiconductor-packaging foundry.  From April 1997 to July 1997, he was Executive Vice President and Chief Operating Officer of that corporation.  Prior to 1997, Mr. Verderico held various executive positions with Maxtor, Creative Technology, Cypress Semiconductor, Philips Semiconductors, and National Semiconductor.  Mr. Verderico is a Certified Public Accountant and a former partner of Coopers & Lybrand (now known as PricewaterhouseCoopers).  He is also a director of OSE USA, Inc.

D. James Guzy became a director of MCT in July 1993. He has been Chairman of the Arbor Company, a Nevada limited partnership engaged in the electronics and computer industry, since 1969.  Mr. Guzy is also Chairman of the Board of both PLX Technology, Inc. and SRC Computers, Inc, a semiconductor company.  Additionally, Mr. Guzy is a director of Intel Corporation, Cirrus Logic, Inc., Novellus Systems, Inc., LogicVision, Inc., Alliance Capital Management Technology Fund, Davis Selected Group of Mutual Funds and Tessera, Inc.

David M. Sugishita became a director of the Company in August 1994. In December of 2003, Mr. Sugishita joined Peregrine Systems as Executive Vice President, Special Projects. From January 2002 to April 2003, Mr. Sugishita served as Executive Vice President and Chief Financial Officer of Sonic Blue, Inc. From October 2000 to March 2001, Mr. Sugishita was Executive Vice President and Chief Financial Officer of  RightWorks Corporation. From July 1997 to February 2000 he was Senior Vice President and Chief Financial Officer of Synopsys, Inc., an electronic design automation company.  From August 1995 through June 1997, he was Senior Vice President and Chief Financial Officer of Actel Corporation, a manufacturer of field programmable gate arrays devices.  Mr. Sugishita is also a Director of Ditech Communications and Atmel.

Donald R. VanLuvanee became a director of MCT in November 1995 and is currently retired.  He was the President and Chief Executive Officer of Electro Scientific Industries, Inc., a company that designs and manufactures sophisticated manufacturing equipment for the worldwide electronics industry from 1992 to 2002.  From 1991 to July 1992, he was President and Chief Executive Officer of Mechanical Technology Incorporated, a supplier of contract research and development services and a manufacturer of technologically advanced equipment.  He is also a director of FEI Company and AirAdvice Corporation.

Donald J. Kramer was appointed to the board in February 1997.  He was also a director of MCT from 1986 to 1990, and from 1991 through 1995. He is currently a private investor. Until 1996, and for more than five years, he was a principal of TA Associates, a private equity capital firm located in Boston, Massachusetts.  He is also a director of Insignia Systems, Inc.

Dr. Sheldon Buckler has been a director of MCT since March 2000. He served as Vice Chairman of Polaroid Corporation from 1990 until 1994.  From 1995 to 1999, he served as Chairman of Commonwealth Energy Systems, an energy utility.  He currently serves as the Chairman of Lord Corp.  Dr. Buckler served as a director of Aseco Corporation from 1995 until it was acquired by MCT in January 2000.  He is also a director of Parlex Corporation.

Directors serve until the next annual meeting of the shareholders at which their successors are elected, or until their prior resignation, removal or incapacity.

Audit Committee

The Audit Committee of the Board recommends the selection of the Company’s independent accountants, approves the services performed by such accountants, and reviews and evaluates the Company’s financial and reporting systems and the adequacy of internal controls for compliance with corporate guidelines.  The Audit Committee operates pursuant to a written Charter, which was filed as an appendix to the 2003 Proxy Statement.  The members of the Audit Committee are D. James Guzy, Donald J. Kramer, Donald R. VanLuvanee and Patrick Verderico, each of whom is independent, as that term is defined in the NASD listing standards.  Mr. Verderico has been designated by the Board as the Audit Committee’s financial expert, as that term is defined by rules of the Securities and Exchange Commission (“SEC”).

Compensation of Directors

Directors are paid out-of-pocket expenses plus $1,500 for each Board meeting which they attend, and $250 for each telephonic Board meeting.  In 2002, the Board agreed to suspend these payments, exclusive of out-of-pocket expenses, and these payments were not reinstated in 2003 or 2004.  In addition, each person who becomes an outside director of the Company is automatically granted an option to purchase 10,000 shares of Common Stock under the Stock Option Plan for Outside Directors.  Each outside director is also automatically granted an option to purchase 10,000 shares of Common Stock upon each re-election as a director, or on the anniversary of the prior year’s grant in any year in which there is no meeting of the shareholders at which directors are elected.  The option price for each option granted under the Plan is the fair market value of the Common Stock on the date the option is granted.  All options granted under the Plan become exercisable in 50 percent increments on the first and second anniversaries of the date of grant.  The options must be exercised within ten years after the date of grant or, if earlier, within 12 months after the director ceases being a director.  However, a director who voluntarily declines to stand for re-election after the age of 60 shall not be required to exercise his or her options within one year, and shall continue to vest in his or her options after ceasing to be a director.  Directors who are employees of the Company receive no compensation for their services as directors.

Code of Ethics

The Board has adopted a Code of Ethics that applies to the Company’s directors, officers, employees, consultants and advisors.  The Code requires honest and ethical conduct, compliance with applicable laws and regulations, avoidance of conflicts of interest, accurate disclosures to the SEC, and prompt reporting of violations of the Code, among other things.  A copy of the Code has been filed with the SEC.

Executive Officers

The names and ages of the executive officers, their current positions with the Company, and their years of appointment are as follows:

Name and Age	Position	Officer Since
Roger E. Gower, 64	Chairman of the Board, President, Chief Executive Officer, Secretary and Director	1995

Richard S. Sidell, 61	Chief Technology Officer	2001

Thomas P. Maun, 51	Vice President Finance/Operations and Chief Financial Officer	2002

Christopher Buckley, 38	Senior Vice President of Worldwide Sales	2004

The business experience of Mr. Gower is described in the previous section.

Richard S. Sidell was appointed Chief Technology Officer of the Company effective August 15, 2001.  He joined the Company in January, 2000, when the Company acquired Aseco Corporation.  From September, 1988 until January, 2000, he was Vice President and Chief Technologist at Aseco.  For the ten prior years, he worked at Electro Scientific Industries, Inc., and a company acquired by ESI, in several engineering and management positions, and was involved in the development of laser memory repair equipment for the semiconductor industry.  He was formerly on the faculty at MIT, and holds a doctoral degree in Mechanical Engineering from MIT.

Thomas P. Maun joined MCT as Corporate Controller in December of 2000, and was appointed Vice President of Finance and Chief Financial Officer in July of 2002 and Vice President of Operations in February 2004.  From 1998 to 2000, he was the Vice President and Chief Financial Officer for Cannon Valley Woodwork, a manufacturer and supplier of cabinet and related products.  From 1987 to 1998, he held various financial positions with INCSTAR Corporation, a manufacturer and distributor of medical diagnostic test products.  From 1994 to 1998, Mr. Maun was the Vice President of Finance and Chief Financial Officer for INCSTAR Corporation.  Mr. Maun is a graduate of the University of Minnesota with a BSB degree from the Carlson School of Management.  Mr. Maun began his career with KPMG Peat Marwick and is a Certified Public Accountant in good standing.

Christopher Buckley joined MCT as Senior Vice President of Worldwide Sales in August of 2004.  From 2003 until joining MCT he was Vice President of Business Development with Chippac Incorporated, a full portfolio provider of semiconductor package design, assembly and test.  From 1990 to 2003, Mr. Buckley held various senior level sales positions with ASAT Limited, a certified semiconductor assembly manufacturer and test services provider.  Mr. Buckley is a graduate of Santa Clara University with a BSB degree in economics.

Executive officers serve indefinite terms which expire when their successors are appointed, or until their prior resignation, removal or incapacity.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires directors, officers and ten-percent shareholders to file initial reports of beneficial ownership and reports of changes in beneficial ownership with the Securities and Exchange Commission.  Such persons are also required to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on a review of the copies of such forms furnished to the Company, and written representations from such persons, the Company believes that all Section 16(a) filing requirements applicable to its directors, officers and ten-percent shareholders were complied with for the year ended December 31, 2004, except that one Form 4 was filed late for each outside director of the Company who received an automatic option grant under the Stock Option Plan for Outside Directors at the time he was re-elected at the 2004 Annual Meeting of Shareholders.

ITEM 11.  Executive Compensation

Summary Compensation

The following table contains summary information concerning the annual compensation paid by the Company for the years ended December 31, 2004, 2003 and 2002 to (a) our Chief Executive Officer, and (b) the executive officers other than the Chief Executive Officer who were serving as executive officers at December 31, 2004 and whose annual salary and bonus for the year ended December 31, 2004 exceeded $100,000:

	Annual Compensation					Number of Shares
Name & Principal Position	Year	Salary and Commission	Bonus	Other Annual Compensation		Underlying Options Granted	All Other Compensation (1)

Roger E. Gower,	2004	$262,939	$0	$10,200	(2)	0	$0
Chairman, President, CEO	2003	$233,111	$0	$10,200	(2)	200,000	$3,065
& Secretary	2002	$258,365	$0	$10,200	(2)	11,250	$4,315

Richard S. Sidell	2004	$150,000	$0	$0		0	$0
Chief Technical Officer	2003	$129,615	$0	$0		100,000	$1,812
	2002	$150,972	$20,000	$0		28,750	$5,128

Thomas P. Maun,	2004	$159,852	$0	$0		100,000	$0
Vice President and Chief	2003	$126,691	$0	$0		150,000	$1,831
Financial Officer (3)	2002	$127,777	$15,000	$0		88,436	$4,283

Christopher Buckley,	2004	$126,691	$0	$0		175,000	$0
Senior Vice President
Of Worldwide Sales(4)

(1)          Includes vested retirement plan contributions made by the Company.

(2)          Includes automobile related costs.

(3)          Mr. Maun was appointed as an officer in July 2002.

(4)          Mr. Buckley was appointed as an officer in August 2004.

Stock Option Grants

The following table contains information concerning the grant of stock options during calendar year 2004 to the executive officers named in the Summary Compensation Table:

					Potential Realizable Value at
	Number of Shares	Percent of Total			Assumed Rate of Stock Price
	Underlying	Options Granted	Exercise	Expiration	Appreciation for Option Term
Name	Options Granted	to Employees	Price	Date	5%	10%

Thomas P. Maun	100,000	25.64%	$1.49	4/15/14	$93,705	$237,468
Christopher Buckley	175,000	44.87%	$0.88	8/13/14	$96,850	$245,436

Aggregated Option Exercises and Year-End Option Values

The following table contains information concerning the aggregated option exercises for the year ended December 31, 2004 and the year-end option values for the executive officers named in the Summary Compensation Table:

	Shares		Number of Shares Underlying	Value of In-the-Money Unexercised
	Acquired	Value	Unexercised Options at Year-End	Options at Year-End
Name	on Exercise	Realized	Exercisable/Unexercisable	Exercisable/Unexercisable
Roger E. Gower	0	$0	611,250/0	$0/$0
Richard S. Sidell	0	$0	282,235/0	$0/$0
Thomas P. Maun	0	$0	363,436/0	$0/$0
Christopher Buckley	0	$0	175,000/0	$0/$0

Agreements with Officers

Effective March 28, 1995, the Company entered into an Employment Agreement with Mr. Gower.  The current agreement may be terminated by either party with 60 days prior written notice.  The agreement will also terminate upon the death, disability or breach of the agreement by Mr. Gower.  In the event Mr. Gower’s employment is terminated by the Company with 60 days prior written notice, the Company will continue to pay Mr. Gower his then current base salary for 12 months thereafter.

Mr. Maun has an Employment Agreement with the Company which provides that in the event of a change in control of the Company which results in the termination of his position as Chief Financial Officer, or a substantial diminution in his responsibilities, he is entitled to receive his then-current base salary and insurance benefits for nine months thereafter.

Mr. Buckley has an Employment Agreement with the Company which provides that in the event of a change in control of the Company which results in the termination of his position as Senior Vice President of Worldwide Sales, or a substantial diminution in his responsibilities, he is entitled to receive his then-current base salary and insurance benefits for nine months thereafter.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information concerning the number of shares authorized for issuance under the Company’s equity compensation plans and arrangements as of December 31, 2004:

				Number of securities
				remaining available for future
	Number of securities to		Weighted-average	issuance under equity
	be issued upon exercise of		exercise price of	compensation plans (excluding
	outstanding options,		outstanding options,	securities currently
Plan Category	warrants and rights		warrants and rights	outstanding)
Equity compensation plans approved by shareholders	1,646,046	(1)	$2.80	765,000

Equity compensation plans not approved by shareholders	1,077,500		$1.08	130,000

Total	2,723,546		$2.12	895,000

(1)                                  Includes 23,485 shares to be issued upon exercise of outstanding options with a weighted-average exercise price of $1.24, assumed by the Company in connection with its acquisition of Aseco Corporation in January 2000.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the ownership of the Common Stock as of March 31, 2004 (i) by each person known to the Company to own beneficially more than five percent of the outstanding shares of Common Stock, (ii) by each of the Company’s executive officers named in the Summary Compensation table, (iii) by each of the Company’s directors, and (iv) by all of the executive officers and directors as a group:

	Shares Beneficially Owned
Name and Address of Beneficial Owners	Number	Percent
FIVE PERCENT SHAREHOLDERS

Perkins Capital Management, Inc. (1)(2)(3) 730 East Lake Wayzata, MN 55391	5,607,087	20.7%

Wellington Management Company, LLP (1) 73 State Street – 19th Floor Boston, MA 02109	2,700,000	10.6%

Amaranth Advisors LLC (1)(3) Two American Lane Greenwich, CT 06836	1,446,964	5.4%

DIRECTORS AND EXECUTIVE OFFICERS

Roger E. Gower (4)	631,250	2.4%
Richard L. Sidell (4)	286,401	1.1
Thomas P. Maun (4)	514,936	2.0
Christopher Buckley	175,000	*
D. James Guzy (4)(5)	152,472	*
Donald J. Kramer (4)	80,000	*
David M. Sugishita (4)	80,000	*
Donald R. VanLuvanee(4)	100,000	*
Patrick Verderico (4)	55,000	*
Dr. Sheldon Buckler (4)	52,500	*
All directors and executive officers as a group (10 in number) (4)	2,127,559	7.7%

* Denotes less than 1% of shares outstanding.

(1)                                  Perkins Capital Management, Inc., Wellington Management Company, LLP, and Amaranth Advisors LLC are registered investment advisors.

(2)                                  Includes shares held for clients and shares held by Perkins Opportunity Fund.

(3)                                  Includes shares issuable upon conversion of the Company’s 10% Senior Subordinated Convertible Notes.

(4)                                   Includes shares deemed beneficially owned by virtue of the right to acquire them within 60 days pursuant to exercise of MCT’s stock options as follows: Mr. Gower – 611,250; Mr. Sidell – 282,235; Mr. Maun – 513,436; Mr. Guzy – 100,000; Mr. Kramer – 80,000; Mr. Sugishita - 80,000; Mr. VanLuvanee - 100,000; Mr. Verderico - 55,000; Mr. Buckler - 50,000 and all directors and executive officers as a group – 2,046,921.

(5)           Includes 41,978 shares owned by Arbor Company, of which Mr. Guzy is a general partner.

ITEM 13.  Certain Relationships and Related Transactions

None

ITEM 14.  Principal Accountant Fee and Services

Independent Accountants

Effective November 18, 2003, the Board of Directors, pursuant to the recommendation of the Audit Committee, approved the retention of Virchow, Krause & Company, LLP (“Virchow Krause”), as the Company’s independent auditors for the audit of the Company’s financial statements for the fiscal year ending December 31, 2003 and 2004.

Audit Fees

The aggregate fees billed by Virchow Krause and its affiliated firms for professional services rendered for the audit of the Company’s annual financial statements for the years ended December 31, 2004 and December 31, 2003, were $84,000 and $60,000, respectively.  The aggregate fees billed by our prior auditors, Deloitte and Touche (“D&T”), for professional services rendered for the audit of the Company’s annual financial statements for the years ended December 31, 2004 and 2003, were $3,500 and $3,500, respectively.  The aggregate fees billed by Virchow Krause and its affiliated firms for reviews included in the Company’s Forms 10-Q in 2004 and service in connection with other statutory and regulatory filings by the Company in that year were $15,000.  The aggregate fees billed by D&T for reviews of the financial statements included in the Company’s Forms 10-Q in 2003, and service in connection with other statutory and regulatory filings by the Company in that year, was $15,750.

Audit-Related Fees

The aggregate fees billed by Virchow Krause in 2004 and 2003 for assurance and related services reasonably related to the performance of the 2003 audit, and not reported under the prior paragraph, were $0 in each year.  The aggregate fees billed by D&T in 2003 for assurance and related services reasonably related to its performance of audits and reviews of the Company’s financial statements, and not reported under the prior paragraph, was $0.

Tax Fees

The aggregate fees billed by Virchow Krause in 2004 and 2003 for professional services for tax compliance, tax advice and tax planning were $54,030.  These services consisted of review of tax provisions for reporting on SEC Form 10-K, preparation of Form 10-K footnotes, and preparation of required tax returns due under applicable law.

All Other Fees

Except for the fees described above, there were no fees billed by Virchow Krause or D&T for products and services in 2004 or 2003.

The Company’s Audit Committee Charter states that before the principal accountant is engaged by the Company to render audit or non-audit services in any year, the engagement will be approved by the Company’s Audit Committee.  All of the services described above were pre-approved by the Company’s Audit Committee.

ITEM 15.  Exhibits

31.1         Certification of Chief Executive Officer

31.2         Certification of Chief Financial Officer

32.0         Section 1350 Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of St. Paul, State of Minnesota, on April 28, 2005.

MICRO COMPONENT TECHNOLOGY, INC.

By:	/s/ Roger E. Gower
Roger E. Gower
President, Chief Executive Officer,
Chairman of the Board and Director

EXHIBIT INDEX

Item

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.0	Section 1350 Certification