Form 10-Q
period 2005-03-26
MICRO COMPONENT TECHNOLOGY INC
filed 2005-05-10
CIK 911149

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2005

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

Yes                            ☐             No                             ☒

The number of shares outstanding of the Registrant’s Common Stock, as of May 9, 2005 was 25,566,514.

MICRO COMPONENT TECHNOLOGY, INC.

FORM 10-Q

MICRO COMPONENT TECHNOLOGY, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 26,	December 31,
	2005	2004
Assets
Current assets
Cash and cash equivalents	$194	$166
Accounts receivable, less allowance for doubtful accounts of $215 and $215, respectively	1,866	2,035
Inventories	3,078	3,057
Other	182	189
Total current assets	5,320	5,447

Property, plant and equipment, net	240	270

Debt issuance costs, net	326	371
Other assets	35	34

Total assets	$5,921	$6,122

Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of long-term debt	$133	$67
Line of credit	2,404	1,583
Accounts payable	1,053	967
Accrued compensation	493	430
Accrued interest	116	56
Accrued warranty	152	162
Customer prepayments and unearned service revenue	175	237
Other accrued liabilities	150	208
Total current liabilities	4,676	3,710

Long-term convertible note	1,293	1,458
10% senior subordinated convertible debt	3,630	3,630

Stockholders’ deficit:
Preferred stock, $.01 par value, 1,000,000 authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 40,000,000 authorized, 25,566,514 and 25,566,511 issued, respectively	256	256
Additional paid-in capital	97,073	97,022
Cumulative other comprehensive loss	(69)	(69)
Accumulated deficit	(100,938)	(99,885)
Total stockholders’ deficit	(3,678)	(2,676)
Total liabilities and stockholders’ deficit	$5,921	$6,122

See notes to unaudited condensed consolidated financial statements

MICRO COMPONENT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 26,	March 27,
	2005	2004
Net sales	$1,960	$4,268
Cost of sales	1,057	1,975

Gross profit	903	2,293

Operating expenses:
Selling, general and administrative	1,131	1,273
Research and development	588	649
Restructuring charge	—	—

Total operating expenses	1,719	1,922

Income (loss) from operations	(816)	371

Interest income	1	1
Loss on disposition of assets	—	(12)
Interest expense and other	(238)	(184)

Total interest and other	(237)	(195)

Net income (loss)	$(1,053)	$176

Net income (loss) per share:

Basic	$(0.04)	$0.01
Diluted	$(0.04)	$0.01

Weighted average common and equivalent shares outstanding:

Basic	25,567	24,336
Diluted	25,567	27,985

See notes to unaudited condensed consolidated financial statements

MICRO COMPONENT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 26,	March 29,
	2005	2004

Cash flows from operating activities:
Net income (loss)	$(1,053)	$176
Adjustments to reconcile net loss to net cash used in operating Activities:
Depreciation and amortization	174	147
Gain on disposal of property	—	12
Changes in assets and liabilities:
Accounts receivable	169	(1,638)
Inventories	(83)	13
Other current assets	9	(146)
Accounts payable	86	112
Other accrued liabilities	(7)	(667)

Net cash used in operating activities	(705)	(1,991)

Cash flow from investing activities:
Purchases of property, plant and equipment	(12)	(27)
Proceeds from disposition of property	—	—

Net cash (used in) provided by investing activities	(12)	(27)

Cash flows from financing activities:
Payments of long-term debt	(67)	—
Repayment of bank line of credit	—	(348)
Proceeds from institutional line of credit	812	750
Issuance of long-term convertible note, net of debt issue costs	—	1,657
Proceeds from issuance of stock	—	16
Stock issuance costs	—	(22)

Net cash provided by financing activities	745	2,053

Net increase in cash and cash equivalents	28	35

Cash and cash equivalents at beginning of period	166	1,078

Cash and cash equivalents at end of period	$194	$1,113

Supplemental cash flow information:
Non-cash financing activities:
Stock issued in lieu of interest	$—	$349
Stock issued in conversion of 10% senior subordinated convertible debt	—	3,710
Cash paid for interest	101	55

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

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (generally accepted accounting principles) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management all adjustments, including normal recurring adjustments, necessary for a fair presentation of the interim periods presented have been included.  The interim results are not necessarily indicative of the operating results expected for the full fiscal year ending on December 31, 2005.

Our consolidated financial statements have been prepared on the assumption that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Report of the Independent Registered Public Accounting Firm on the financial statements of the Company as of and for the fiscal year ended December 31, 2004 included in Form 10-K contained an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern.   The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As of March 26, 2005, the Company had an accumulated deficit of $100.9 million and incurred a net loss of $1.1 million for the three-month period ended March 26, 2005.  As of March 26, 2005, the Company had cash and cash equivalents of $194,000, working capital of $644,000, a current ratio of 1.14, total assets of $5.9 million and total liabilities of $9.6 million. We expect to expend cash and incur operating losses at these net sales levels at least though the first half of 2005 and our ability to generate cash and operating income is dependent on the realization of additional restructuring efforts, our responsiveness to further negative impacts due to the recent downturn in the semiconductor capital equipment market and increasing our customer base to expand the penetration of our product technology.

As discussed in Note 5, on January 28, 2005, we completed an amendment to the financing agreement with the institutional lender whereby our payments under the long-term convertible notes have been deferred for one year, resulting in $800,000 of principal payments being rescheduled to begin on February 1, 2006.  These payments were previously scheduled to be paid in 2005.  The maturity date of the long-tem convertible note has also been extended for one year from March 2007 to March 2008.  As part of this amendment, the fixed conversion prices related to both the $3.0 million secured working capital line of credit and the $2.0 long-term convertible note were reduced to $0.60 and $0.56, respectively.  On February 25, 2005, we completed a new restructuring agreement with our 10% Senior Convertible Noteholders. Under the agreement, the Noteholders representing $2.9 million in debt, or 80% of the debt existing as of December 31, 2004, have agreed to continue to accept stock in lieu of cash for their interest payments for the remaining term of the notes through December 2006.   As part of this agreement, the conversion price of the underlying notes has been reduced from $1.00 per share to $0.85 per share for the remaining term of the notes through December 2006.  This results in approximately $290,000 of interest expense to be incurred in 2005 to be satisfied through the issuance of shares of our common stock.

We estimate that we will need to raise additional capital through debt or equity offerings, further modify our existing credit agreements, sell assets, make significant structural cost reductions or take a combination of these actions.  We are actively pursing these activities; however, there is no assurance that we will be successful in any of these activities.  If we are unsuccessful in obtaining sufficient financing, restructuring our existing credit agreements, or completing further restructuring initiatives, our operations and financial condition will be materially negatively impacted and we could be required to take actions that could harm our business, including potentially ceasing certain or all of our operations.

However, on April 29, 2005, we completed a financing transaction with Laurus Master Fund, Ltd.  in which we borrowed an additional $2,500,000 from Laurus. The agreement provides for monthly interest payments at a rate equal to prime plus 1.75%.  Beginning six months after the closing, we are required to make monthly payments equal to 1/30th of the principal amount until three years after the closing, at which time the entire remaining principal and accrued interest is due and payable in full.  The loan is convertible into shares of the Company’s common stock at a price of $.23 per share.  The Company also issued Laurus an option to purchase 2,556,651 shares of common stock for a exercise price of $.01 per share.  The Company received net proceeds of approximately $2.4 million at the closing.

Interim unaudited financial results should be read in conjunction with the audited financial statements included in the SEC Report on Form 10-K, for the period ended December 31, 2004.

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

	Three Months Ended
	March 26,	March 27,
(in thousands)	2005 (1)	2004 (2)
Weighted average common shares outstanding	25,567	24,336
Effect of dilutive stock options, warrants and notes	—	3,649

	25,567	27,985

(1)	We reported a loss for the period indicated. No adjustments were made for the effect of stock options and warrants, which represented 4,148,058 shares at March 27, 2005 as the effect is antidilutive.

(2)

The total number of shares represented by stock options, warrants and 10% Senior Convertible Notes excluded from the calculation of potentially dilutive securities due to the exercise price exceeding the average market price of our stock for the three months ended March 27, 2004, was 3,643,589.

3.                          REPORTING OF COMPREHENSIVE NET INCOME (LOSS)

Certain revenues, expenses, gains, and losses recognized during the period are included in comprehensive loss, regardless of whether they are considered to be results of operations of the period.  During the three-month periods ended March 26, 2005 and March 27, 2004, total comprehensive income (loss) equaled net income (loss) as reported on the Consolidated Statements of Operations.

4.                          BALANCE SHEET INFORMATION

Major components of inventories were as follows (in thousands):

	March 26, 2005	December 31, 2004

Raw materials	$2,057	$2,079
Work-in-process	735	765
Finished goods	286	213
	$3,078	$3,057

We provide a standard thirteen-month warranty program for our equipment products. We record provisions for warranty claims for these products based upon historical claim performance.  The following table provides the expense recorded and charges against our reserves for the quarter ended March 26, 2005 (in thousands):

Accrued warranty balance at December 31, 2004	$162

Provision	12

Warranty claims	(22)

Accrued warranty balance at March 26, 2005	$152

5.                          FINANCING TRANSACTIONS

On March 9, 2004 we completed a $5.0 million secured financing transaction with an institutional lender.  Under the terms of the three-year agreement, we put in place a $3.0 million secured working capital line of credit and a $2.0 long-term convertible note.  $750,000 of the secured working capital line of credit can be converted to shares of our common stock by the lender under certain market conditions and initially at a price of $1.92 per share.  The $2.0 million long-term convertible note is convertible to shares of our common stock initially at a price of $1.79.  In connection with the execution of this credit facility, we issued to the lender a seven-year warrant to purchase 400,000 shares of our common stock at exercise prices ranging from $2.30 to $2.88.  The fair value of the warrant was determined using the  Black-Scholes option-pricing model.  This resulted in a value of $391,000, which was recorded as an increase to additional paid-in- capital and a discount to the working capital line of credit and long-term convertible note.  This discount is amortized to interest expense over the three-year agreement.  Our then existing secured lending relationship was terminated as a result of this transaction.  This credit facility is secured by all the assets of the Company.  On January 28, 2005, we completed an amendment to the financing agreement with the institutional lender whereby our payments under the long-term convertible note have been deferred for one year, resulting in $800,000 of principal payments being rescheduled to begin on February 1, 2006.  These payments were previously scheduled to be paid in 2005.  The maturity date of the long-term convertible note has also been extended for one year from March 2007 to March 2008.  As a part of this amendment the fixed conversion prices related to both the $3.0 million secured working capital line of credit and the $2.0 long-term convertible note were reduced to $0.60 and $0.56, respectively.  Additionally, we issued the lender a seven-year warrant to purchase 150,000 shares of common stock at a price of $0.67.  The fair value of the warrant was determined using the Black-Scholes option-pricing model.  This resulted in a value of $51,000, which was recorded as in increase to additional paid-in-capital and a discount to the long-term convertible note.  The aforementioned restructuring amendment was not a troubled debt restructuring under SFAS 15 (as interpreted by EITF 02-04) or a substantial modification as defined by EITF 96-19, therefore no extinguishment gain or loss was recognized in our financial statements.

On February 25, 2005, we completed a second amendment to the agreement with the holders of our 10% Senior Subordinated Convertible Notes, wherein holders of 80% of the remaining Notes, representing $2.9 million, agreed to continue to accept stock in payment of interest for the remaining four interest payments through December 24, 2006.  As part of this amendment, we agreed to reduce the Note conversion price to $0.85 per share, and use our best efforts to register the shares with the SEC.  The aforementioned restructuring amendment was not a troubled debt restructuring under SFAS 15 (as interpreted by EITF 02-04) or a substantial modification as defined by EITF 96-19, therefore no extinguishment gain or loss was recognized in our financial statements.

During the first quarter of 2004, we issued 228,618 shares of our common stock to the holders of our 10% Senior Subordinated Convertible Notes (“the Notes”) in payment of interest due on December 31, 2003.  The issuance was exempt from registration under Rule 506 under the Securities Act of 1933, because all of the noteholders were accredited, there was no general solicitation, and the shares were subject to restrictions on transfer.

During the first quarter of 2004, we issued a total of 3,721,532 shares of our common stock to holders of the Notes pursuant to conversion of their Notes at $1.00 per share including accrued interest due at the time of conversion.  The issuance was exempt from registration under Rule 506 under the Securities Act of 1933, because all of the noteholders were accredited, there was no general solicitation, and the shares were subject to restrictions on transfer.

On April 29, we completed an additional financing transaction with the institutional lender as described in Note 10 contained elsewhere herein.

6.                          STOCK BASED COMPENSATION

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

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.”  SFAS No. 148 is an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also provides required additional disclosures about the method of accounting for stock-based employee compensation. The Company adopted the annual disclosure provision of SFAS No. 148 during the year ended December 31, 2003.  The Company chose to not adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation, pursuant to SFAS No. 148.

If compensation cost for our stock option and employee stock purchase plans had been determined based on the fair value at the grant dates, consistent with the method provided in SFAS No. 148 and SFAS No. 123, our net loss and net loss per share would have been as follows:

	Quarters Ended
	March 26,	March 27,
	2005	2004
Net income (loss):
As reported	$(1,053)	$176
Fair value compensation expense	(156)	(219)
Pro forma	$(1,209)	$(43)

Net income (loss) per share – basic and diluted:
As reported	$(0.04)	$0.01
Fair value compensation expense	(0.01)	(0.01)
Pro forma	$(0.05)	$(0.00)

Stock Based Compensation:
As reported	$—	$—
Fair value compensation expense	(156)	(219)
Pro forma	$(156)	$(219)

The fair value of options granted under the stock options for the quarters ended March 26, 2005 and March 27, 2004 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the three months ended March 26, 2005 and March 27, 2004.

	Quarters ended
	March 26,	March 27,
	2005	2004

Dividend yield	0.00%	0.00%
Expected volatility	88.47%	112.26%
Risk-free interest rate	3.89%	3.02%
Expected life of options	3.5 years	3.5 years
Fair value per share of options granted	$0.22	$1.47

8.                                    RECENT ACCOUNTING PRONOUNCEMENTS

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

SFAS No. 123 (revised 2004), Share-Based Payment.  In December 2004, FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.   Beginning with our quarterly period that begins January 1, 2006, we will be required to expense the fair value of employee stock options and similar awards.  As a public company, we are allowed to select from two alternative transition methods, each having different reporting implications.  We do not expect the adoption of SFAS No. 123R to have a material effect on our financial statements.

NOTE 9 – CONTINGENCIES

On April 11, 2005, judgment was entered against the Company in Superior Court of California in the amount of $379,000 in a lawsuit brought by a prior landlord.  As of March 26, 2005, we have recorded $450,000 in accounts payable with respect to the settlement of this matter.

The Company is attempting to reach agreement with the landlord that will allow the Company to pay the judgment over time.  If no such agreement can be reached, the landlord could take action against the Company to collect the judgment, which could have a material adverse impact on the Company’s operations and financial condition.  Also, unless the Company is able to obtain waivers from the holders of its 10% Subordinated Convertible Notes (the “Notes”), entry of this judgment will result in events of default under the Notes, after expiration of the applicable 60 day cure period.  This would give these lenders the right to declare the Company’s debts to them to be immediately due and payable, in the total amount of $3,600,000 as of March 26, 2005.  This would have an immediate and material adverse impact upon the Company’s operations and financial condition.

The Company is currently in negotiations with the holders of the Notes, seeking to obtain default waivers.  There is no assurance that such waivers will be obtained.

NOTE 10 – SUBSEQUENT EVENT

On April 29, 2005, we completed a financing transaction with Laurus Master Fund, Ltd. in which we borrowed an additional $2,500,000 from Laurus. The agreement provides for monthly interest payments at a rate equal to prime plus 1.75%.  Beginning six months after the closing, we are required to make monthly payments equal to 1/30th of the principal amount until three years after the closing, at which time the entire remaining principal and accrued interest is due and payable in full.  The loan is convertible into shares of the Company’s common stock at a price of $.23 per share.  The Company also issued Laurus an option to purchase 2,556,651 shares of common stock for a exercise price of $.01 per share.  The Company received net proceeds of approximately $2.4 million at the closing.

The issuance of the note and option to Laurus was exempt from registration under Rule 506 under the Securities Act of 1933, because Laurus is an accredited investor, there was no general solicitation, and the securities are subject to restrictions on transfer.

MICRO COMPONENT TECHNOLOGY, INC.

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

The demand for our products and services is dependent upon growth in the semiconductor industry and the increasing automation needs of semiconductor manufacturers and independent test and assembly facilities.  In the fourth quarter of 2000, the semiconductor industry went into a sharp downturn, which intensified and continued through the majority of 2003, resulting in a significant adverse impact on our business.  In late 2003, worldwide semiconductor bookings began showing signs of stabilization and demand for our products increased during this period and continued through the first half of 2004.  However, in the third quarter of 2004 the markets again retracted, impacting our financial results through the end of 2004 and continuing into 2005. At this juncture, the return to sustained market growth cannot be predicted in the short term.  As we have disclosed in our Form 10-K for the years ended December 31, 2004, 2003 and 2002, and each of our Forms 10-Q for the years 2004 and 2003, a continued or renewed market downturn might result in significant losses, charges for inventory revaluation, or asset impairment or restructuring charges.  Consequently, in response to these changing market conditions, in addition to the actions taken prior to 2004, we took the following additional steps in 2004 and 2005:

•                  On March 9, 2004 we completed a $5.0 million secured financing transaction with an institutional lender.  Under the terms of the three-year agreement, we put in place a $3.0 million secured working capital line of credit and a $2.0 long-term convertible note.  $750,000 of the secured working capital line of credit can be converted to shares of our common stock by the lender under certain market conditions and initially at a price of $1.92 per share.  The $2.0 million long-term convertible note is convertible to shares of our common stock initially at a price of $1.79.  In connection with the execution of this credit facility, we issued to the lender a seven-year warrant to purchase 400,000 shares of our common stock at exercise prices ranging from $2.30 to $2.88.  The secured lending relationship at the time was terminated as a result of this transaction.  This credit facility is secured by all the assets of the Company.  On January 28, 2005, we completed an amendment to the financing agreement with the institutional lender whereby our payments under the long-term convertible note have been deferred for one year, resulting in $800,000 of principal payments being rescheduled to begin on February 1, 2006.  These payments were previously scheduled to be paid in 2005.  The maturity date of the long-term convertible note has also been extended for one year from March 2007 to March 2008.  As a part of this amendment the fixed conversion prices related to both the $3.0 million secured working capital line of credit and the $2.0 long-term convertible note were reduced to $0.60 and $0.56, respectively.  Additionally, we issued the lender a seven-year warrant to purchase 150,000 shares of common stock at a price of $0.67.  The fair value of the warrant was determined using the Black-Scholes option-pricing model.  This resulted in a value of $51,000, which was recorded as in increase to additional paid-in-capital and a discount to the long-term convertible note.

•                  During the fourth quarter of 2004, we reduced our manufacturing workforce by 11% at the time, resulting in a restructuring charge of $35,000.  This charge reflected severance and other benefit costs associated with the reduction.  This workforce reduction affected a total of 12 employees all within the manufacturing area.

•                  On February 25, 2005, we completed a second amendment to the agreement with the holders of our 10% Senior Subordinated Convertible Notes, wherein holders of 80% of the remaining Notes, representing $2.9 million, agreed to continue to accept stock in payment of interest for the remaining four interest payments through December 24, 2006.  As part of this amendment, we agreed to reduce the Note conversion price to $0.85 per share, and use our best efforts to register the shares with the SEC.

Most industry forecasts are presently predicting that capacity-driven purchases of capital equipment are expected to improve in the second half of 2005.  However, the level of improvement and the ability for the market to sustain an improvement continues to be uncertain.  Therefore, we will continue to monitor the market and examine opportunities to further reduce our costs through further consolidation of operations, limiting capital expenditures, monitoring inventory purchases and additional strategic restructuring initiatives.  Certain of these types of actions have the potential for further charges in future periods.  The impact of a continuing contraction of the semiconductor capital equipment market has the potential to have a material adverse effect on our financial condition, results of operations, and cash flows.

Critical Accounting Policies

Revenue Recognition

Under SAB 104, we recognize revenue upon shipment, as our terms are FOB shipping point, for established equipment products that have previously satisfied existing customer performance specifications and that provide for full payment tied to shipment.  Revenue for products that have not previously satisfied customer performance specifications or from sales where all or a portion of customer payment is based upon acceptance are only recognized upon customer acceptance.  As such, in periods of increasing shipments, revenues will be deferred if the shipments are for new customers, new products or the payment terms are tied to acceptance criteria.  Consequently, if these conditions exist, we may report revenue levels that are not reflective of actual shipment growth rates.  Conversely, in periods of decreasing shipments, we potentially could recognize revenues related to shipments made in prior periods.  Consequently, if these conditions exist, we may report revenue levels that are greater than actual shipments.  During the quarter ended March 26, 2005, revenue recorded approximated shipments.

Allowance for Doubtful Accounts

We record a provision for doubtful accounts based on specific identification of our accounts receivable. This involves a degree of judgment based on discussion with our internal sales and marketing groups, our customer base and the examination of the financial stability of our customers.  There can be no assurance that our estimates will match actual amounts ultimately written off.  During periods of downturn in the market for semiconductor capital equipment or economic recession, a greater degree of risk exists concerning the ultimate collectability of our accounts receivable due to the impact that these conditions might have on our customer base.  No provisions were recorded for the quarter ended March 26, 2005.

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

Provisions to reduce inventories to the lower of cost or market are made based on a review of excess and obsolete inventories through an examination of historical component consumption, current market demands and shifting product technology.  Significant assumptions with respect to market trends and customer product acceptance are utilized to formulate our provision methods.  Sudden or continuing downward changes in the semiconductor capital equipment market may cause us to record additional inventory revaluation charges in future periods.  No write-off provision was made to our inventories for the quarter ended March 26, 2005.  Pursuant to SAB Topic 5-BB, inventory revaluations establish a new cost basis for inventory.  Included in our gross margins dollars for the quarters ended March 26, 2005 and March 27, 2004, were $61,000 and $523,000, respectively, resulting from sales of products that had been previously written down to lower of cost or market.

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

Results of Operations for the Three Months Ended March 26, 2005 and March 27, 2004

Net sales for the three months ended March 26, 2005, decreased $2.3 million or 54.1% to $2.0 million compared to $4.3 million for the three months ended March 27, 2004.  Product acceptance requirements related to product and customer mix resulted in a net increase to revenues of $0.02 million over shipments for the quarter ended March 27, 2004, while there were no timing differences recorded in the first quarter of 2005. The decline in sales is directly attributable to the recent retraction in the semiconductor capital equipment market.  This decline impacted our sales across all of our product lines.

Gross profit for the first quarter of 2005 decreased by $1.4 million to $0.9 million, or 46.1% of net sales, from $2.3 million, or 53.7% of net sales, for the comparable period in the prior year.   The decrease in gross margin in the current year period is directly attributable to the decline in sales, resulting in fixed costs being spread over smaller sales volumes. Additionally, for the quarter ended March 26, 2005, we benefited from approximately $0.06 million in gross margin dollars resulting from sales of products that had been previously written down to lower of cost or market.  We expect the continuing contraction of the market for semiconductor capital equipment to continue to negatively impact our gross margin contribution in future periods as well as changes in sales mix.

Selling, general and administrative expense in the first quarter of 2005 was $1.1 million, or 57.7% of net sales, compared to $1.3 million, or 29.8% of net sales for the first quarter of 2004. The increase in expense as a percentage of sales is a result of the reduced net sales levels.  The reduction in dollar spending is a result of cost reduction measures completed in 2004 and the reduction of certain variable expenses related to sales.

Research and development expense for the first quarter of 2005 was $0.6 million, or 30.0% of net sales compared to $0.6 million, or 15.2% of net sales in the first quarter of 2004.  The increase in expense as a percentage of sales is a result of the reduction in net sales.

We incurred a $12,000 loss or 0.3% of sales in the first quarter of 2004 from the disposition of certain assets resulting from the restructuring of leases throughout 2003.  Interest expense and other totaled $238,000 or 12.1% of net sales in the current year’s quarter, compared to $184,000 or 4.3% of net sales for the comparable period in the prior year.  The interest increase resulted from a higher average debt level throughout the quarter compared to the prior year.

Net loss for the quarter ended March 26, 2005 was $1.1 million or $0.04 per basic and fully diluted share as compared to net income for the quarter ended March 27, 2004 of $176,000 or $0.01 per basic and fully diluted share.

Liquidity and Capital Resources

The net loss was the primary uses of cash in the first quarter of 2005.  The increase in accounts receivable and reduction of other accrued liabilites were the primary uses of cash in the first quarter of the prior year.  Cash used in operations was $705,000 in the first quarter of 2005 and $2.0 million in the first quarter 2004.

Capital expenditures were $12,000 for the first quarter of 2005 compared to $27,000 in the first quarter of 2004. The capital spending was primarily in the area of information technology equipment.

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

On February 25, 2005, we completed a new restructuring agreement with our 10% Senior Convertible Noteholders. Under the agreement, the Noteholders representing $2.9 million in debt, or 80% of the debt existing as of December 31, 2004, have agreed to continue to accept stock in lieu of cash for their interest payments for the remaining term of the notes through December 2006.   As part of this agreement, the conversion price of the underlying notes has been reduced from $1.00 per share to $0.85 per share for the remaining term of the notes through December 2006.  This results in approximately $145,000 of interest expense scheduled to be paid in 2005 in cash to be satisfied through the issuance of shares of our common stock.  During the first quarter of 2004,  $3.7 million of the Notes were converted to equity under the prior agreement resulting in the issuance of 3,710,000 shares of our common stock to the noteholders.

On April 11, 2005, judgment was entered against the Company in Superior Court of California in the amount of $379,000 in a lawsuit brought by a prior landlord.  As of March 26, 2005, we have recorded $450,000 in accounts payable with respect to the settlement of this matter.

The Company is attempting to reach agreement with the landlord that will allow the Company to pay the judgment over time.  If no such agreement can be reached, the landlord could take action against the Company to collect the judgment, which could have a material adverse impact on the Company’s operations and financial condition.  Also, unless the Company is able to obtain waivers from the holders of its 10% Subordinated Convertible Notes (the “Notes”), entry of this judgment will result in events of default under the Notes, after expiration of the applicable 60 day cure period.  This would give these lenders the right to declare the Company’s debts to them to be immediately due and payable, in the total amount of $3,600,000 as of March 26, 2005.  This would have an immediate and material adverse impact upon the Company’s operations and financial condition.

The Company is currently in negotiations with the holders of the Notes, seeking to obtain default waivers.  There is no assurance that such waivers will be obtained.

We estimate that we will need to raise additional capital through debt or equity offerings, further modify our existing credit agreements, sell assets, make significant structural cost reductions or take a combination of these actions.  We are actively pursing these activities; however, there is no assurance that we will be successful in these activities.  If we are unsuccessful in obtaining sufficient financing, restructuring our existing credit agreements, or completing further restructuring initiatives, our operations and financial condition could be materially negatively impacted and we could be required to take actions that will harm our business, including potentially ceasing certain or all of our operations.

However, on April 29, 2005, we completed a financing transaction with Laurus Master Fund, Ltd.  in which we borrowed an additional $2,500,000 from Laurus. The agreement provides for monthly interest payments at a rate equal to prime plus 1.75%.  Beginning six months after the closing, we are required to make monthly payments equal to 1/30th of the principal amount until three years after the closing, at which time the entire remaining principal and accrued interest is due and payable in full.  The loan is convertible into shares of the Company’s common stock at a price of $.23 per share.  The Company also issued Laurus an option to purchase 2,556,651 shares of common stock for a exercise price of $.01 per share.  The Company received net proceeds of approximately $2.4 million at the closing.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically had little impact on us.  Inflation has not been a significant factor in our operations in any of the periods presented, and it is not expected to affect operations in the future.  At March 26, 2005, our 10% senior subordinated convertible debt carries interest at a fixed rate of 10%. Our debt associated with both our bank line of credit and long-term convertible note carries interest at prime plus 1.75% or 7.50% at March 26, 2005. There is no material market risk relating to our long-term debt.

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

In December 2004, FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.   Beginning with our quarterly period that begins January 1, 2006, we will be required to expense the fair value of employee stock options and similar awards.  As a public company, we are allowed to select from two alternative transition methods, each having different reporting implications.  We do not expect the adoption of SFAS No. 123R to have a material effect on our financial statements.

RISK FACTORS

Except for the historical information contained herein, certain of the matters discussed in this report are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995.  These “forward-looking statements” involve certain risks and uncertainties, including, but not limited to, the following: (1) our ability to continue as a “going concern” is uncertain.  The Report of the Independent Registered Public Accounting Firm on the financial statements of the Company as of and for the fiscal year ended December 31, 2004 included in Form 10-K contained an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern; (2) the continuing of the renewed downturn in the semiconductor market which often has a disproportionately negative impact on manufacturers of semiconductor capital equipment, and which could cause us to incur significant cash losses decreasing our cash and expose us to potential further charges for restructuring, excess and obsolete inventory and/or impairment of assets; (3) the market for our products is highly competitive throughout the world, primarily from manufacturers in the United States, Europe and Asia, and many of our competitors are considerably larger and have considerably greater financial resources than we do which may allow them to develop superior or lower priced products; (4) rapid changes in technology and in tester and handler products, which we must respond to successfully in order for our products to avoid becoming noncompetitive or obsolete; (5) customer acceptance of our new products, including the strip-based Tapestry handling systems and Smart Solutions products, and other singulated device handler products in which we have invested significant amounts of inventory; (6) possible loss of any of our key customers, who account for a substantial percentage of our business; (7) the possible adverse impact of competition in markets which are highly competitive; (8) the possible adverse impact of economic or political changes in markets we serve; (9) the possible material adverse effects from a judgment entered against the Company in California, including the possible triggering of defaults under the Company’s lending agreements; and (10) other factors detailed from time to time in our SEC reports, including but not limited to the discussion in the Management’s Discussion & Analysis included in Form 10-K for the year ended December 31, 2004.

We expect losses and negative cash flows to continue at least through the first half of 2005, which will require us to obtain additional capital or pursue other strategic alternatives including the restructuring of our existing line of credit and other certain internal expense reduction initiatives.  We are actively pursing these activities; however, there is no assurance that we will be successful in these activities.  Further, if future financing requirements are satisfied through the issuance of equity or debt instruments, shareholders may experience additional dilution in terms of their percentage of ownership of our securities.  In the event that the we are unable to obtain additional capital, restructure our existing lines of credit and / or successfully realize the benefits of our restructuring initiatives, our operations and financial condition could be materially negatively impacted and we could be required to take actions that may harm our business, including potentially ceasing certain or all of our operations.

All forecasts and projections in this report are “forward-looking statements,” and are based on our current expectations of our near-term results, based on current information available pertaining to us, including risk factors discussed above.  Actual results could differ materially.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date,  the Company’s disclosure controls and procedures are effective.

Changes in internal controls.

There have been no changes in internal control over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On April 11, 2005, judgment was entered against the Company in Superior Court of California in the amount of $379,000 in a lawsuit brought by a prior landlord.  As of March 26, 2005, we have recorded $450,000 in accounts payable with respect to settlement of this matter.

The Company is attempting to reach agreement with the landlord that will allow the Company to pay the judgment over time.  If no such agreement can be reached, the landlord could take action against the Company to collect the judgment, which could have a material adverse impact on the Company’s operations and financial condition.  Also, unless the Company is able to obtain waivers from the holders of its 10% Subordinated Convertible Notes (the “Notes”), entry of this judgment will result in events of default under the Notes, after expiration of the applicable 60 day cure period.  This would give these lenders the right to declare the Company’s debts to them to be immediately due and payable, in the total amount of $3,600,000 as of March 26, 2005.  This would have an immediate and material adverse impact upon the Company’s operations and financial condition.

The Company is currently in negotiations with the holders of the Notes, seeking to obtain default waivers.  There is no assurance that such waivers will be obtained.

Item 6.  Exhibits

31.1	Certification of Chief Executive Officer (filed herewith).

31.2	Certification of Chief Financial Officer (filed herewith).

32	Section 1350 Certification (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Micro Component Technology, Inc.
Registrant

Dated: May 9, 2005	By:	/s/ Roger E. Gower
Roger E. Gower President and Chief Executive Officer

And

Dated: May 9, 2005	By:	/s/ Thomas P. Maun
Thomas P. Maun Chief Financial Officer Chief Accounting Officer