Form 10-Q
period 2005-06-25
MICRO COMPONENT TECHNOLOGY INC
filed 2005-08-08
CIK 911149

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2005

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

The number of shares outstanding of the Registrant’s Common Stock, as of August 5, 2005 was 26,215,388.

MICRO COMPONENT TECHNOLOGY, INC.

FORM 10-Q

MICRO COMPONENT TECHNOLOGY, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 25,	December 31,
	2005	2004
Assets
Current assets
Cash and cash equivalents	$1,316	$166
Accounts receivable, less allowance for doubtful accounts of $215 and $215, respectively	1,152	2,035
Inventories	2,846	3,057
Other	202	189
Total current assets	5,516	5,447

Property, plant and equipment, net	202	270

Debt issuance costs, net	381	371
Other assets	22	34

Total assets	$6,121	$6,122

Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of long-term debt, net of discount of $160 and $0	$914	$67
Line of credit, net of discounts of $60 and $78	1,999	1,583
Accounts payable	280	967
Accrued compensation	342	430
Accrued interest	222	56
Accrued warranty	174	162
Customer prepayments and unearned service revenue	220	237
Other accrued liabilities	141	208
Total current liabilities	4,292	3,710

Long-term portion of lease payable	314	—
Long-term convertible notes, net of discount of $494 and $208	2,672	1,458
10% senior subordinated convertible debt	3,630	3,630

Stockholders’ deficit:
Preferred stock, $.01 par value, 1,000,000 authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 55,000,000 authorized, 25,566,514 and 25,566,511 issued, respectively	256	256
Additional paid-in capital	97,520	97,022
Cumulative other comprehensive loss	(69)	(69)
Accumulated deficit	(102,494)	(99,885)
Total stockholders’ deficit	(4,787)	(2,676)
Total liabilities and stockholders’ deficit	$6,121	$6,122

See notes to unaudited condensed consolidated financial statements

MICRO COMPONENT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2005	2004	2005	2004

Net sales	$1,322	$4,223	$3,282	$8,491
Cost of sales	869	2,015	1,926	3,990

Gross profit	453	2,208	1,356	4,501

Operating expenses:
Selling, general and administrative	1,145	1,337	2,276	2,610
Research and development	491	673	1,079	1,322
Restructuring charge	66	—	66	—

Total operating expenses	1,702	2,010	3,421	3,932

Income (loss) from operations	(1,249)	198	(2,065)	569

Interest income	7	1	8	2
Loss on sale of assets	—	—	—	(12)
Interest expense and other, net	(314)	(190)	(552)	(374)

Total interest and other	(307)	(189)	(544)	(384)

Net income (loss)	$(1,556)	$9	$(2,609)	$185

Net income (loss) per share:

Basic	$(0.06)	$0.00	$(0.10)	$0.01
Diluted	$(0.06)	$0.00	$(0.10)	$0.01

Weighted average common and equivalent shares outstanding:

Basic	25,567	25,120	25,567	24,737
Diluted	25,567	28,585	25,567	28,299

See notes to unaudited condensed consolidated financial statements

MICRO COMPONENT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 25,	June 26,
	2005	2004

Cash flows from operating activities:
Net loss	$(2,609)	$185
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	317	337
Loss on sales and write-offs of property		12
Changes in assets and liabilities:
Accounts receivable	883	(1,183)
Inventories	147	(22)
Other assets	6	(94)
Accounts payable	(299)	(211)
Other accrued liabilities	6	(1,108)

Net cash used in operating activities	(1,549)	(2,084)

Cash flows from investing activities:
Additions to property, plant and equipment	(12)	(97)
Proceeds from disposition of property	—	—

Net cash used in investing activities	(12)	(97)

Cash flows from financing activities:
Payments of long-term debt	(67)	—
Repayment of bank line of credit	—	(348)
Proceeds from institutional line of credit	398	750
Issuance of long-term convertible note, net of debt issue costs	2,396	1,657
Proceeds from issuance of stock	—	16
Stock issuance costs	(16)	(41)

Net cash provided by financing activities	2,711	2,034

Net increase (decrease) in cash and cash equivalents	1,150	(147)

Cash and cash equivalents at beginning of period	166	1,078

Cash and cash equivalents at end of period	$1,316	$931

Supplemental cash flow information:

Non-cash financing activities:
Stock issued in lieu of interest	$—	$349
Stock issued in conversion of 10% senior subordinated convertible debt	—	3,710
Cash paid for interest	$93	$92

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

As of June 25, 2005, the Company had an accumulated deficit of $102.5 million and incurred a net loss of $1.6 million and $2.6 million for the three-month and six-month periods ended June 25, 2005, respectively.  As of June 25, 2005, the Company had cash and cash equivalents of $1.3 million, working capital of $1.2 million, a current ratio of 1.29, total assets of $6.1 million and total liabilities of $10.9 million.  Our ability to generate cash and operating income is dependent on the realization of additional restructuring efforts, our responsiveness to further negative impacts due to the continuing downturn in the semiconductor capital equipment market and increasing our customer base to expand the penetration of our product technology.

As discussed in Note 5, on January 28, 2005, we completed an amendment to the financing agreement with the institutional lender whereby our payments under the long-term convertible note have been deferred for one year, resulting in $800,000 of principal payments being rescheduled to begin on February 1, 2006.  These payments were previously scheduled to be paid in 2005.  The maturity date of the long-tem convertible note has also been extended for one year from March 2007 to March 2008.  As part of this amendment, the fixed conversion prices related to both the $3.0 million secured working capital line of credit and the $2.0 million long-term convertible note were reduced to $0.60 and $0.56, respectively.  On February 25, 2005, we completed a new restructuring agreement with our 10% Senior Convertible Noteholders. Under the agreement, the Noteholders representing $2.9 million in debt, or 80% of the debt existing as of December 31, 2004, have agreed to continue to accept stock in lieu of cash for their interest payments for the remaining term of the notes through December 2006.  As part of this agreement, the conversion price of the underlying notes has been reduced from $1.00 per share to $0.85 per share for the remaining term of the notes through December 2006.  This results in approximately $290,000 of interest expense to be incurred in 2005 to be satisfied through the issuance of shares of our common stock.  On April 29, 2005, we completed a financing transaction with the institutional lender in which we borrowed an additional $2,500,000. The agreement provides for monthly interest payments at a rate equal to prime plus 1.75%.  Beginning six months after the closing, we are required to make monthly payments equal to 1/30th of the principal amount until three years after the closing, at which time the entire remaining principal and accrued interest is due and payable in full.  The loan is convertible into shares of the Company’s common stock at a price of $0.23 per share.  The Company also issued the lender an option to purchase 2,556,651 shares of common stock for an exercise price of $.01 per share.  The Company received net proceeds of approximately $2.4 million at the closing.

We estimate that we may need to raise additional capital through debt or equity offerings, further modify our existing credit agreements, sell assets, make significant structural cost reductions or take a combination of these actions.  We are actively pursing these activities; however, there is no assurance that we will be successful in any of these activities.  If we are unsuccessful in obtaining sufficient financing, further restructuring our existing credit agreements, or completing further restructuring initiatives, our operations and financial condition will be materially negatively impacted and we could be required to take actions that could harm our business, including potentially ceasing certain or all of our operations.

Interim unaudited financial results should be read in conjunction with the audited financial statements included in the SEC Report on Form 10-K, for the period ended December 31, 2004.

2.                          EARNINGS PER SHARE

Basic earnings per share are computed using the weighted average number of common shares outstanding during each period.  Diluted earnings per share include the dilutive effect of common shares potentially issuable upon the exercise of stock options, the 10% Senior Subordinated Convertible Notes and other convertible notes outstanding.  The following table reconciles the denominators used in computing basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
(in thousands)	2005 (1)	2004(2)	2005(1)	2004(2)
Weighted average common shares outstanding	25,567	25,120	25,567	24,737
Effect of dilutive stock options and warrants	—	3,465	—	3,562
	25,567	28,585	25,567	28,299

(1)                            We reported a loss for the period indicated.  No adjustments were made for the effect of stock options and warrants, which totaled 5,391,898 shares at June 25, 2005, as the effect is antidilutive.

(2)                            The total number of shares represented by stock options, warrants and 10% Senior Convertible Notes excluded from the calculation of potentially dilutive securities due to the exercise price exceeding the average market price for the three months and six-months ended June 26, 2004, was 3,921,900 and 3,825,000, respectively.

3.                          COMPREHENSIVE NET INCOME OR LOSS

Certain revenues, expenses, gains, and losses recognized during the period are included in comprehensive loss, regardless of whether they are considered to be results of operations of the period.  During the three-month and six-month periods ended June 25, 2005 and June 26, 2004, total comprehensive income (loss) equaled net income (loss) as reported on the Consolidated Statements of Operations.

4.                          BALANCE SHEET INFORMATION

Major components of net inventories were as follows (in thousands):

	June 25,	December 31,
	2005	2004

Raw materials	$1,569	$2,079
Work-in-process	977	765
Finished goods	300	213
	$2,846	$3,057

We provide a standard thirteen month warranty program for our equipment products. We record provisions for warranty claims for these products based upon historical claim performance.  The following table provides the expense recorded and charges against our reserves for the six-months ended June 25, 2005 (in thousands):

Accrued warranty balance at December 31, 2004	$162

Provision	62

Warranty claims	(50)

Accrued warranty balance at June 25, 2005	$174

5.                          FINANCING TRANSACTIONS

On March 9, 2004 we completed a $5.0 million secured financing transaction with an institutional lender.  Under the terms of the three-year agreement, we put in place a $3.0 million secured working capital line of credit and a $2.0 million long-term convertible note.  $750,000 of the secured working capital line of credit can be converted to shares of our common stock by the lender under certain market conditions and initially at a price of $1.92 per share.  The $2.0 million long-term convertible note is convertible to shares of our common stock initially at a price of $1.79.  In connection with the execution of this credit facility, we issued to the lender a seven-year warrant to purchase 400,000 shares of our common stock at exercise prices ranging from $2.30 to $2.88.  The fair value of the warrant was determined using the Black-Scholes option-pricing model.  This resulted in a value of $391,000, which was recorded as an increase to additional paid-in- capital and a discount to the working capital line of credit and long-term convertible note.  This discount is amortized to interest expense over the three-year agreement.  Our then existing secured lending relationship was terminated as a result of this transaction.  This credit facility is secured by all the assets of the Company.  On January 28, 2005, we completed an amendment to the financing agreement with the institutional lender whereby our payments under the long-term convertible note have been deferred for one year, resulting in $800,000 of principal payments being rescheduled to begin on February 1, 2006.  These payments were previously scheduled to be paid in 2005.  The maturity date of the long-term convertible note has also been extended for one year from March 2007 to March 2008.  As a part of this amendment the fixed conversion prices related to both the $3.0 million secured working capital line of credit and the $2.0 long-term convertible note were reduced to $0.60 and $0.56, respectively.  Additionally, we issued the lender a seven-year warrant to purchase 150,000 shares of common stock at a price of $0.67.  The fair value of the warrant was determined using the Black-Scholes option-pricing model.  This resulted in a value of $51,000, which was recorded as in increase to additional paid-in-capital and a discount to the long-term convertible note.  The aforementioned restructuring amendment was not a troubled debt restructuring under SFAS 15 (as interpreted by EITF 02-04) or a substantial modification as defined by EITF 96-19; therefore no extinguishment gain or loss was recognized in our financial statements.

On April 29, 2005, we completed a financing transaction with the institutional lender in which we borrowed an additional $2,500,000. The agreement provides for monthly interest payments at a rate equal to prime plus 1.75%.  Beginning six months after the closing, we are required to make monthly payments equal to 1/30th of the principal amount until three years after the closing, at which time the entire remaining principal and accrued interest is due and payable in full.  The loan is convertible into shares of the Company’s common stock at a price of $0.23 per share.  The Company received net proceeds of approximately $2.4 million at the closing.  In connection with this transaction, we issued the lender an option to purchase 2,556,651 shares at $0.01 per share. The fair value of the option was determined using the Black-Scholes option-pricing model.  This resulted in a value of $463,000, which was recorded as in increase to additional paid-in-capital and a discount to the long-term convertible note.  This discount is amortized to interest expense over the three-year agreement.  The issuance was exempt from registration under Rule 506 under the Securities Act of 1933, because all of the noteholders were accredited, there was no general solicitation, and the shares were subject to restrictions on transfer.

On February 25, 2005, we completed a second amendment to the agreement with the holders of our 10% Senior Subordinated Convertible Notes, wherein holders of 80% of the remaining Notes, representing $2.9 million, agreed to continue to accept stock in payment of interest for the remaining four interest payments through December 24, 2006.  As part of this amendment, we agreed to reduce the Note conversion price to $0.85 per share, and use our best efforts to register the shares with the SEC.  The aforementioned restructuring amendment was not a troubled debt restructuring under SFAS 15 (as interpreted by EITF 02-04) or a substantial modification as defined by EITF 96-19; therefore no extinguishment gain or loss was recognized in our financial statements.

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

6.                          RESTRUCTURING CHARGES

During the second quarter of 2005, in response to the continuing downturn in the semiconductor capital equipment market, we reduced our workforce across all functional areas by approximately 7% resulting in a restructuring charge of $66,000.  This charge reflected severance and other benefit costs associated with this reduction.  This workforce reduction affected a total of 7 employees across all functional areas.

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

If compensation cost for our stock option and employee stock purchase plans had been determined based on the fair value at the grant dates, consistent with the method provided in SFAS No. 148 and SFAS No. 123, our net loss and net loss per share would have been as follows:

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2005	2004	2005	2004
Net income (loss):
As reported	$(1,556)	$9	$(2,609)	$185
Fair value compensation expense	(8)	(219)	(164)	(438)
Pro forma	$(1,564)	$(210)	$(2,773)	$(253)

Net income (loss) per share – basic and diluted:
As reported	$(0.06)	$—	$(0.10)	$0.01
Fair value compensation expense	—	(0.01)	(0.01)	(0.02)
Pro forma	$(0.06)	$(0.01)	$(0.11)	$(0.01)

Stock based compensation:
As reported	$—	$—	$—	$—
Fair value compensation expense	(8)	(219)	(164)	(438)
Pro forma	$(8)	$(219)	$(164)	$(438)

The fair value of options granted under the stock options for the three and six-months ended June 25, 2005 and June 26, 2004 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions.

	Quarters Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2005	2004	2005	2004

Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	111.15%	106.57%	89.70%	106.57%
Risk-free interest rate	3.75%	3.12%	3.88%	3.12%
Expected life of options	3.5 years	3.5 years	3.5 years	3.5 years
Fair value per share of options granted	$0.20	$1.00	$0.22	$1.00

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

The demand for our products and services is dependent upon growth in the semiconductor industry and the increasing automation needs of semiconductor manufacturers and independent test and assembly facilities.  In the fourth quarter of 2000, the semiconductor industry went into a sharp downturn, which intensified and continued through the majority of 2003, resulting in a significant adverse impact on our business.  In late 2003, worldwide semiconductor bookings began showing signs of stabilization and demand for our products increased during this period and continued through the first half of 2004.  However, in the third quarter of 2004 the markets again retracted, impacting our financial results through the end of 2004 and continuing into 2005. At this juncture, the return to sustained market growth cannot be predicted in the short term.  As we have disclosed in our Forms 10-K for the years ended December 31, 2004, 2003 and 2002, and each of our Forms 10-Q for the years 2005, 2004 and 2003, a continued or renewed market downturn might result in significant losses, charges for inventory revaluation, or asset impairment or restructuring charges.  Consequently, in response to these changing market conditions, in addition to the actions taken prior to 2004, we took the following additional steps in 2004 and 2005:

•                  On March 9, 2004 we completed a $5.0 million secured financing transaction with an institutional lender.  Under the terms of the three-year agreement, we put in place a $3.0 million secured working capital line of credit and a $2.0 million long-term convertible note.  $750,000 of the secured working capital line of credit can be converted to shares of our common stock by the lender under certain market conditions and initially at a price of $1.92 per share.  The $2.0 million long-term convertible note is convertible to shares of our common stock initially at a price of $1.79.  In connection with the execution of this credit facility, we issued to the lender a seven-year warrant to purchase 400,000 shares of our common stock at exercise prices ranging from $2.30 to $2.88.  The secured lending relationship at the time was terminated as a result of this transaction.  This credit facility is secured by all the assets of the Company.  On January 28, 2005, we completed an amendment to the financing agreement with the institutional lender whereby our payments under the long-term convertible note have been deferred for one year, resulting in $800,000 of principal payments being rescheduled to begin on February 1, 2006.  These payments were previously scheduled to be paid in 2005.  The maturity date of the long-term convertible note has also been extended for one year from March 2007 to March 2008.  As a part of this amendment the fixed conversion prices related to both the $3.0 million secured working capital line of credit and the $2.0 long-term convertible note were reduced to $0.60 and $0.56, respectively.  Additionally, we issued the lender a seven-year warrant to purchase 150,000 shares of common stock at a price of $0.67.  The fair value of the warrant was determined using the Black-Scholes option-pricing model.  This resulted in a value of $51,000, which was recorded as in increase to additional paid-in-capital and a discount to the long-term convertible note.  On April 29, 2005, we completed a financing transaction with the institutional lender in which we borrowed an additional $2,500,000. The agreement provides for monthly interest payments at a rate equal to prime plus 1.75%.  Beginning six months after the closing, we are required to make monthly payments equal to 1/30th of the principal amount until three years after the closing, at which time the entire remaining principal and accrued interest is due and payable in full.  The loan is convertible into shares of the Company’s common stock at a price of $.23 per share.  The Company received net proceeds of approximately $2.4 million at the closing.  In connection with this transaction, we issued the lender an option to purchase 2,556,651 shares at $0.01 per share. The fair value of the option was determined using the Black-Scholes option-pricing model.  This resulted in a value of $463,000, which was recorded as in increase to additional paid-in-capital and a discount to the long-term convertible note.  This discount is amortized to interest expense over the three-year agreement.

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

•                  During the second quarter of 2005, we further reduced our workforce by 7% at the time, resulting in a restructuring charge of $66,000. This charge reflected severance and other benefit costs associated with the reduction.  This workforce reduction affected a total of 7 employees all within the manufacturing area.

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

Provisions to reduce inventories to the lower of cost or market are made based on a review of excess and obsolete inventories through an examination of historical component consumption, current market demands and shifting product technology.  Significant assumptions with respect to market trends and customer product acceptance are utilized to formulate our provision methods.  Sudden or continuing downward changes in the semiconductor capital equipment market may cause us to record additional inventory revaluation charges in future periods.  No write-off provision was made to our inventories for the quarter and six-month periods ended June 25, 2005.  Pursuant to SAB Topic 5-BB, inventory revaluations establish a new cost basis for inventory.  Included in our gross margins dollars for the quarters ended June 25, 2005 and June 26, 2004, were zero and $422,000, respectively, resulting from sales of products that had been previously written down to lower of cost or market.  Included in our gross margins dollars for the six-months ended June 25, 2005 and June 26, 2004, were $61,000 and $945,000 respectively, resulting from sales of products that had been previously written down to lower of cost or market.

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

Results of Operations for the Three Months Ended June 25, 2005 and June 26, 2004

Net sales for the three months ended June 25, 2005, decreased $2.9 million or 68.7% to $1.3 million compared to $4.2 million for the three months ended June 26, 2004.  Product acceptance requirements related to product and customer had no impact on net sales, as there were no timing differences associated with revenue recognition rules.  The decline in sales is directly attributable to the recent retraction in the semiconductor capital equipment market.  This decline impacted our sales across all of our product lines.

Gross profit for the second quarter of 2005 decreased by $1.7 million to $453,000, or 34.3% of net sales, from $2.2 million, or 52.3% of net sales, for the comparable period in the prior year.  The decrease in gross margin in the current year period is directly attributable to the decline in sales, resulting in fixed costs being spread over smaller sales volumes.  We expect the continuing contraction of the market for semiconductor capital equipment to continue to negatively impact our gross margin contribution in future periods as well as changes in sales mix.

Selling, general and administrative expense in the second quarter of 2005 was $1.1 million, or 86.6% of net sales, compared to $1.3 million, or 31.7% of net sales for the second quarter of 2004.  The increase in expense as a percentage of sales is a result of the reduced net sales levels.  The reduction in dollar spending is a result of cost reduction measures completed in 2004 and the reduction of certain variable expenses related to sales.

Research and development expense for the second quarter of 2005 was $0.5 million, or 37.1% of net sales compared to $0.7 million, or 15.9% of net sales in the second quarter of 2004.  The increase in expense as a percentage of sales is a result of the reduction in net sales.  The reduction in dollar spending is a result of cost reduction measures completed in 2004.

The restructuring charge in the current year quarter totaled $66,000 or 5.0% of net sales.  This charge resulted from reductions of our workforce across all functional areas in the second quarter of 2005.  This workforce reduction affected 7 employees, across all functional areas.

Interest income for the second quarter of 2005 was $7,000 compared to $1,000 in the second quarter of 2004.  The increase in interest income is due to additional funds available for investment compared to the prior year.  Interest expense and other totaled $314,000 or 23.7% of net sales for the second quarter of 2005 compared to $190,000 or 4.5% of net sales in the prior year’s quarter.  The interest expense increase resulted from increases in the underlying interest percentage and increases in amortization costs associated with debt discounts.

Net loss for the quarter ended June 25, 2005 was $1.6 million or $0.06 per share, as compared to a net income of $9,000, or $0.00 per share in the prior year period.

Results of Operations for the Six Months Ended June 25, 2005 and June 26, 2004

Net sales for the six months ended June 25, 2005 decreased $5.2 million or 61.3% to $3.3 million compared to compared to $8.5 million for the six months ended June 26, 2004.  Product acceptance requirements related to product and customer mix had no impact on net sales, as there were no timing differences associated with revenue recognition rules.  The decline in sales is directly attributable to the recent retraction in the semiconductor capital equipment market.  This decline impacted our sales across all of our product lines.

Gross profit for the first six months of 2005 decreased by $3.1 million to $1.4 million, or 41.3% of net sales, from $4.5 million, or 53.0% of net sales, for the comparable period in the prior year.  The decrease in gross margin in the current year period is directly attributable to the decline in sales, resulting in fixed costs being spread over smaller sales volumes.  We expect the continuing contraction of the market for semiconductor capital equipment to continue to negatively impact our gross margin contribution in future periods as well as changes in sales mix.

Selling, general and administrative expense for the first six months of 2005 was $2.3 million or 69.3% of net sales, compared to $2.6 million, or 30.7% of net sales for the first six months of 2004.  The increase in expense as a percentage of sales is a result of the reduced net sales levels.  The reduction in dollar spending is a result of cost reduction measures completed in 2004 and the reduction of certain variable expenses related to sales.

Research and development expense for the first six months of 2005 was $1.1 million, or 32.9% of net sales compared to $1.3 million, or 15.6% of net sales for the first six months of 2004.  The increase in expense as a percentage of sales is a result of the reduction in net sales.  The reduction in dollar spending is a result of cost reduction measures completed in 2004.

The restructuring charge for the six-months ended June 25, 2005 totaled $66,000 or 2.0% of net sales.  This charge resulted from reductions of our workforce across all functional areas in the second quarter of 2005.  This workforce reduction affected 7 employees, across all functional areas.

Interest income for the first six months of 2005 was $8,000 compared to $2,000 for the comparable period in the prior year.  The increase in interest income is due to additional funds available for investment compared to the prior year.  Interest expense and other totaled $552,000 or 16.8% of net sales for the first six months of 2005 compared to $374,000 or 4.4% of net sales for the comparable period in the prior year.  The interest expense increase resulted from increases in the underlying interest percentage and increases in amortization costs associated with debt discounts.

We incurred a $12,000 loss or 0.1% of sales in the first six months of 2004 from the disposition of certain assets resulting from the restructuring of our leases throughout 2003.

Net loss for the six-month period ended June 25, 2005 was $2.6 million or $0.10 per share, as compared to a net income of $185,000, or $0.01 per share in the prior year period.

Liquidity and Capital Resources

The net loss was the primary use of cash in the first six months of 2005.  The increase in accounts receivable and reduction of other accrued liabilites were the primary uses of cash in the first six months of 2004.  Cash used in operations was $1.5 million for the first six months of 2005 and $2.1 million in the comparable prior year period.

Capital expenditures were $12,000 for the first six months of 2005 compared to $97,000 in the comparable prior year period. The capital spending in the current year period was primarily in the area of information technology equipment. The prior year spending was primarily in the area of technology equipment and facility costs related to our Penang, Malaysia operations.

On March 9, 2004 we completed a $5.0 million secured financing transaction with an institutional lender.  Under the terms of the three-year agreement, we put in place a $3.0 million secured working capital line of credit and a $2.0 million long-term convertible note.  On January 28, 2005, we completed an amendment to the financing agreement with the lender whereby our payments under the long-term convertible notes have been deferred for one year, resulting in $800,000 of principal payments being rescheduled to begin on February 1, 2006.  These payments were previously scheduled to be paid in 2005.  The maturity date of the long-term convertible note has also been extended for one year from March 2007 to March 2008.  As a part of this amendment the fixed conversion prices related to both the $3.0 million secured working capital line of credit and the $2.0 long-term convertible note were reduced to $0.60 and $0.56, respectively.  On April 29, 2005, we completed an financing transaction with the institutional lender in which we borrowed an additional $2,500,000. The agreement provides for monthly interest payments at a rate equal to prime plus 1.75%.  Beginning six months after the closing, we are required to make monthly payments equal to 1/30th of the principal amount until three years after the closing, at which time the entire remaining principal and accrued interest is due and payable in full.  The loan is convertible into shares of the Company’s common stock at a price of $.23 per share. The Company received net proceeds of approximately $2.4 million at the closing.  In connection with this transaction, we issued the lender an option to purchase 2,556,651 shares at $0.01 per share.

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

On April 11, 2005, judgment was entered against the Company in Superior Court of California in the amount of $379,000 plus legal and court costs for a total amount of $547,000 in a lawsuit brought by a prior landlord.  The Company has reached an agreement with the landlord that will allow the Company to pay the judgment over a 30-month period for a total amount of $443,000 plus interest at 10% per annum.

We estimate that we may need to raise additional capital through debt or equity offerings, further modify our existing credit agreements, sell assets, make significant structural cost reductions or take a combination of these actions.  We are actively pursing these activities; however, there is no assurance that we will be successful in these activities.  If we are unsuccessful in obtaining sufficient financing, restructuring our existing credit agreements, or completing further restructuring initiatives, our operations and financial condition could be materially negatively impacted and we could be required to take actions that will harm our business, including potentially ceasing certain or all of our operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically had little impact on us.  Inflation has not been a significant factor in our operations in any of the periods presented, and it is not expected to affect operations in the future.  At June 25, 2005, our 10% senior subordinated convertible debt carries interest at a fixed rate of 10%. Our debt associated with both our bank line of credit and long-term convertible notes carries interest at prime plus 1.75% or 7.75% at June 25, 2005. There is no material market risk relating to our long-term debt.

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

RISK FACTORS

Except for the historical information contained herein, certain of the matters discussed in this report are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995.  These “forward-looking statements” involve certain risks and uncertainties, including, but not limited to, the following: (1) our ability to continue as a “going concern” is uncertain.  The Report of the Independent Registered Public Accounting Firm on the financial statements of the Company as of and for the fiscal year ended December 31, 2004 included in Form 10-K contained an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern; (2) the continuing of the renewed downturn in the semiconductor market which often has a disproportionately negative impact on manufacturers of semiconductor capital equipment, and which could cause us to incur significant cash losses decreasing our cash and expose us to potential further charges for restructuring, excess and obsolete inventory and/or impairment of assets; (3) the market for our products is highly competitive throughout the world, primarily from manufacturers in the United States, Europe and Asia, and many of our competitors are considerably larger and have considerably greater financial resources than we do which may allow them to develop superior or lower priced products; (4) rapid changes in technology and in tester and handler products, which we must respond to successfully in order for our products to avoid becoming noncompetitive or obsolete; (5) customer acceptance of our new products, including the strip-based Tapestry handling systems and Smart Solutions products, and other singulated device handler products in which we have invested significant amounts of inventory; (6) possible loss of any of our key customers, who account for a substantial percentage of our business; (7) the possible adverse impact of competition in markets which are highly competitive; (8) the possible adverse impact of economic or political changes in markets we serve; and (9) other factors detailed from time to time in our SEC reports, including but not limited to the discussion in the Management’s Discussion & Analysis included in Form 10-K for the year ended December 31, 2004.

We expect losses and negative cash flows to continue at least through the remainder of 2005, which may require us to obtain additional capital or pursue other strategic alternatives including the restructuring of our existing line of credit and other certain internal expense reduction initiatives.  We are actively pursing these activities; however, there is no assurance that we will be successful in these activities.  Further, if future financing requirements are satisfied through the issuance of equity or debt instruments, shareholders may experience additional dilution in terms of their percentage of ownership of our securities.  In the event that the we are unable to obtain additional capital, restructure our existing lines of credit and / or successfully realize the benefits of our restructuring initiatives, our operations and financial condition could be materially negatively impacted and we could be required to take actions that may harm our business, including potentially ceasing certain or all of our operations.

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

MICRO COMPONENT TECHNOLOGY, INC.

FORM 10-Q

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On April 11, 2005, judgment was entered against the Company in Superior Court of California in the amount of $379,000 plus legal and court costs for a total amount of $547,000 in a lawsuit brought by a prior landlord.  The Company has reached an agreement with the landlord that will allow the Company to pay the judgment over a 30-month period for a total amount of $443,000 plus interest at 10% per annum.

Item 4. Submission Of Matters To A Vote Of Security Holders

On June 23, 2005, the Company held its annual meeting of shareholders.  At the meeting, the following actions were taken:

Election of Directors

The following persons were elected directors of the Company to serve for a term of one year:

Roger Gower	Donald Kramer	David M. Sugishita
Donald R VanLuvanee	Patrick Verderico

The vote summaries are as follows:

Director Name	Affirmed	Withheld
Roger E. Gower	22,320,072	292,745
Donald J. Kramer	22,325,013	287,804
David M. Sugishita	22,325,013	287,804
Donald R. VanLuvanee	22,324,013	288,804
Patrick Verderico	22,175,033	437,784

Increase in authorized shares from 40,000,000 million shares to 55,000,000 million shares.

To amend the Articles of Incorporation of the Company to increase the authorized shares from 40,000,000 to 55,000,000.

For	21,830,373
Against	566,260
Abstain	216,184

Item 6.  Exhibits

31.1	Certification of Chief Executive Officer (filed herewith).

31.2	Certification of Chief Financial Officer (filed herewith).

32	Section 1350 Certification (filed herewith).

 MICRO COMPONENT TECHNOLOGY, INC.

FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Micro Component Technology, Inc.
Registrant

Dated: August 5, 2005	By:	/s/ Roger E. Gower
Roger E. Gower
President and Chief Executive Officer

And

Dated: August 5, 2005	By:	/s/ Thomas P. Maun
Thomas P. Maun
Chief Financial Officer
Chief Accounting Officer