Form 10-Q
period 2005-09-24
MICRO COMPONENT TECHNOLOGY INC
filed 2005-11-07
CIK 911149

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2005

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

Yes     ☐     No     ☒

The number of shares outstanding of the Registrant’s Common Stock, as of November 4, 2005, was 26,215,388.

MICRO COMPONENT TECHNOLOGY, INC.

FORM 10-Q

MICRO COMPONENT TECHNOLOGY, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 24,	December 31,
	2005	2004
Assets
Current assets
Cash and cash equivalents	$346	$166
Accounts receivable, less allowance for doubtful accounts of $215 and $215, respectively	1,552	2,035
Inventories	2,541	3,057
Other	148	189
Total current assets	4,587	5,447

Property, plant and equipment, net	169	270

Debt issuance costs, net	329	371
Other assets	20	34

Total assets	$5,105	$6,122

Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of long-term debt, net of discount of $212 and $0	$1,341	$67
Line of credit, net of discounts of $51 and $78	1,778	1,583
Accounts payable	359	967
Accrued compensation	360	430
Accrued interest	133	56
Accrued warranty	165	162
Customer prepayments and unearned service revenue	212	237
Other accrued liabilities	154	208
Total current liabilities	4,502	3,710

Long-term portion of lease payable	271	—
Long-term convertible notes, net of discount of $392 and $208	2,325	1,458
10% senior subordinated convertible debt	3,630	3,630

Stockholders’ deficit:
Preferred stock, $.01 par value, 1,000,000 authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 55,000,000 authorized, 26,215,388 and 25,566,511 issued, respectively	262	256
Additional paid-in capital	97,670	97,022
Cumulative other comprehensive loss	(69)	(69)
Accumulated deficit	(103,486)	(99,885)
Total stockholders’ deficit	(5,623)	(2,676)
Total liabilities and stockholders’ deficit	$5,105	$6,122

See notes to unaudited condensed consolidated financial statements

MICRO COMPONENT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 24,	Sept. 25,	Sept. 24,	Sept. 25,
	2005	2004	2005	2004

Net sales	$1,758	$3,859	$5,040	$12,351
Cost of sales	984	1,902	2,910	5,892

Gross profit	774	1,957	2,130	6,459

Operating expenses:
Selling, general and administrative	945	1,442	3,221	4,053
Research and development	435	788	1,514	2,111
Restructuring charge	40	—	106	—

Total operating expenses	1,420	2,230	4,841	6,164

Income (loss) from operations	(646)	(273)	(2,711)	295

Interest income	2	1	10	4
Loss on sale of assets	—	—	—	(14)
Interest expense and other, net	(348)	(204)	(900)	(576)

Total interest and other	(346)	(203)	(890)	(586)

Net loss	$(992)	$(476)	$(3,601)	$(291)

Net loss per share:

Basic	$(0.04)	$(0.02)	$(0.14)	$(0.01)
Diluted	$(0.04)	$(0.02)	$(0.14)	$(0.01)

Weighted average common and equivalent shares outstanding:

Basic	26,187	25,237	25,776	24,908
Diluted	26,187	25,237	25,776	24,908

See notes to unaudited condensed consolidated financial statements

MICRO COMPONENT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	Sept. 24,	Sept. 25,
	2005	2004

Cash flows from operating activities:
Net loss	$(3,601)	$(291)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	470	530
Loss on sales and write-offs of property	—	14
Changes in assets and liabilities:
Accounts receivable	483	(1,545)
Inventories	452	(191)
Other assets	63	(102)
Accounts payable	(233)	(216)
Other accrued liabilities	76	(1,096)

Net cash used in operating activities	(2,290)	(2,897)

Cash flows from investing activities:
Additions to property, plant and equipment	(12)	(131)
Proceeds from disposition of property	—	—

Net cash used in investing activities	(12)	(131)

Cash flows from financing activities:
Payments of long-term debt	(67)	(67)
Repayment of bank line of credit	—	(348)
Proceeds from institutional line of credit	169	1,170
Issuance of long-term convertible note, net of debt issue costs	2,396	1,657
Proceeds from issuance of stock	—	16
Stock issuance costs	(16)	(58)

Net cash provided by financing activities	2,482	2,370

Net increase (decrease) in cash and cash equivalents	180	(658)

Cash and cash equivalents at beginning of period	166	1,078

Cash and cash equivalents at end of period	$346	$420

Supplemental cash flow information:

Non-cash financing activities:
Stock issued in lieu of interest	$146	$496
Stock issued in conversion of 10% senior subordinated convertible debt	—	3,710
Cash paid for interest	$358	$82

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

As of September 24, 2005 the Company had an accumulated deficit of $103.5 million and incurred a net loss of $1.0 million and $3.6 million for the three-month and nine-month periods ended September 24, 2005, respectively.  As of September 24, 2005, the Company had cash and cash equivalents of $0.3 million, working capital of $0.1 million, a current ratio of 1.02, total assets of $5.1 million and total liabilities of $10.7 million.  Our ability to generate cash and operating income is dependent on the realization of additional restructuring efforts, our responsiveness to further negative impacts resulting from downturns in the semiconductor capital equipment market and increasing our customer base to expand the penetration of our product technology.

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

	Three Months Ended		Nine Months Ended
	Sept. 24,	Sept. 25,	Sept. 24,	Sept. 25,
(in thousands)	2005 (1)	2004(1)	2005(1)	2004(1)
Weighted average common shares outstanding	26,187	25,237	25,776	24,908
Effect of dilutive stock options and warrants	—	—	—	—
	26,187	25,237	25,776	24,908

(1)       We reported a loss for the period indicated.  No adjustments were made for the effect of stock options and warrants, which totaled 5,359,398 and 3,566,817 shares at September 24, 2005 and September 25,2004, respectively, as the effect is antidilutive.

3.              COMPREHENSIVE NET INCOME OR LOSS

Certain revenues, expenses, gains, and losses recognized during the period are included in comprehensive loss, regardless of whether they are considered to be results of operations of the period.  During the three-month and nine-month periods ended September 24, 2005 and September 25, 2004, total comprehensive loss equaled net loss as reported on the Consolidated Statements of Operations.

4.              BALANCE SHEET INFORMATION

Major components of net inventories were as follows (in thousands):

	Sept. 24,	December 31,
	2005	2004

Raw materials	$1,073	$2,079
Work-in-process	984	765
Finished goods	484	213
	$2,541	$3,057

We provide a standard thirteen month warranty program for our equipment products.  We record provisions for warranty claims for these products based upon historical claim performance.  The following table provides the expense recorded and charges against our reserves for the nine-months ended September 24, 2005 (in thousands):

Accrued warranty balance at December 31, 2004	$162

Provision	62

Warranty claims	(59)

Accrued warranty balance at September 24, 2005	$165

5.              FINANCING TRANSACTIONS

On March 9, 2004 we completed a $5.0 million secured financing transaction with an institutional lender.  Under the terms of the three-year agreement, we put in place a $3.0 million secured working capital line of credit and a $2.0 million long-term convertible note.  $750,000 of the secured working capital line of credit can be converted to shares of our common stock by the lender under certain market conditions and initially at a price of $1.92 per share.  The $2.0 million long-term convertible note is convertible to shares of our common stock initially at a price of $1.79.  In connection with the execution of this credit facility, we issued to the lender a seven-year warrant to purchase 400,000 shares of our common stock at exercise prices ranging from $2.30 to $2.88.  The fair value of the warrant was determined using the Black-Scholes option-pricing model.  This resulted in a value of $391,000, which was recorded as an increase to additional paid-in- capital and a discount to the working capital line of credit and long-term convertible note.  This discount is amortized to interest expense over the three-year agreement.  Our then existing secured lending relationship was terminated as a result of this transaction.  This credit facility is secured by all the assets of the Company.  On January 28, 2005, we completed an amendment to the financing agreement with the institutional lender whereby our payments under the long-term convertible note have been deferred for one year, resulting in $800,000 of principal payments being rescheduled to begin on February 1, 2006.  These payments were previously scheduled to be paid in 2005.  The maturity date of the long-term convertible note has also been extended for one year from March 2007 to March 2008.  As a part of this amendment the fixed conversion prices related to both the $3.0 million secured working capital line of credit and the $2.0 long-term convertible note were reduced to $0.60 and $0.56, respectively.  Additionally, we issued the lender a seven-year warrant to purchase 150,000 shares of common stock at a price of $0.67.  The fair value of the warrant was determined using the Black-Scholes option-pricing model.  This resulted in a value of $51,000, which was recorded as an increase to additional paid-in-capital and a discount to the long-term convertible note.  The aforementioned restructuring amendment was not a troubled debt restructuring under SFAS 15 (as interpreted by EITF 02-04) or a substantial modification as defined by EITF 96-19; therefore no extinguishment gain or loss was recognized in our financial statements.

On April 29, 2005, we completed a financing transaction with the institutional lender in which we borrowed an additional $2,500,000. The agreement provides for monthly interest payments at a rate equal to prime plus 1.75%.  Beginning six months after the closing, we are required to make monthly payments equal to 1/30th of the principal amount until three years after the closing, at which time the entire remaining principal and accrued interest is due and payable in full.  The loan is convertible into shares of the Company’s common stock at a price of $0.23 per share.  The Company received net proceeds of approximately $2.4 million at the closing.  In connection with this transaction, we issued the lender an option to purchase 2,556,651 shares at $0.01 per share.  The fair value of the option was determined using the Black-Scholes option-pricing model.  This resulted in a value of $473,000, which was recorded as in increase to additional paid-in-capital and a discount to the long-term convertible note.  This discount is amortized to interest expense over the three-year agreement.  The issuance was exempt from registration under Rule 506 under the Securities Act of 1933, because all of the noteholders were accredited, there was no general solicitation, and the shares were subject to restrictions on transfer.

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

During the third quarter of 2005, we issued 648,874 shares of our common stock to the holders of our 10% Senior Subordinated Convertible Notes (“the Notes”) in payment of interest due on June 30, 2005.  The issuance was exempt from registration under Rule 506 under the Securities Act of 1933, because all of the noteholders were accredited, there was no general solicitation, and the shares were subject to restrictions on transfer.

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

During the third quarter of 2005, in connection with our restructuring activities, we reduced our workforce within manufacturing and sales by approximately 2% resulting in a restructuring charge of $40,000.  This charge reflected severance and other benefit costs associated with this reduction.  This workforce reduction affected a total of two employees.

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

If compensation cost for our stock option and employee stock purchase plans had been determined based on the fair value at the grant dates, consistent with the method provided in SFAS No. 148 and SFAS No. 123, our net loss and net loss per share would have been as follows:

	Three Months Ended		Nine Months Ended
	Sept. 24,	Sept. 25,	Sept. 24,	Sept. 25,
	2005	2004	2005	2004
Net income (loss):
As reported	$(992)	$(476)	$(3,601)	$(291)
Fair value compensation expense	(20)	(219)	(184)	(658)
Pro forma	$(1,012)	$(695)	$(3,785)	$(949)

Net income (loss) per share – basic and diluted:
As reported	$(0.04)	$(0.02)	$(0.14)	$(0.01)
Fair value compensation expense	—	(0.01)	(0.01)	(0.03)
Pro forma	$(0.04)	$(0.03)	$(0.15)	$(0.04)

Stock based compensation:
As reported	$—	$—	$—	$—
Fair value compensation expense	(20)	(219)	(184)	(658)
Pro forma	$(20)	$(219)	$(184)	$(658)

The fair value of options granted under the stock options for the three and nine-months ended September 24, 2005 and September 25, 2004 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions.

	Quarters Ended		Nine Months Ended
	Sept. 24,	Sept. 25,	Sept. 24,	Sept. 25,
	2005	2004	2005	2004

Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	117.06%	93.53%	94.31%	93.53%
Risk-free interest rate	3.93%	3.41%	3.89%	3.41%
Expected life of options	3.5 years	3.5 years	3.5 years	3.5 years
Fair value per share of options granted	$0.13	$0.87	$0.21	$0.87

8.              RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 154, Accounting Changes and Error Corrections.  In June 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and FASB Statement No. 3. The statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle.  SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005.  The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement.  The Company does not expect the adoption of SFAS No. 154 to have a material effect on its financial statements.

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

The demand for our products and services is dependent upon growth in the semiconductor industry and the increasing automation needs of semiconductor manufacturers and independent test and assembly facilities.  In the fourth quarter of 2000, the semiconductor industry went into a sharp downturn, which intensified and continued through the majority of 2003, resulting in a significant adverse impact on our business.  In late 2003, worldwide semiconductor bookings began showing signs of stabilization and demand for our products increased during this period and continued through the first half of 2004.  However, in the third quarter of 2004 the markets again retracted, impacting our financial results through the end of 2004 and continuing into 2005. At this juncture, the return to sustained market growth cannot be predicted in the short term.  As we have disclosed in our Forms 10-K for the years ended December 31, 2004, 2003 and 2002, and each of our Forms 10-Q for the years 2005, 2004 and 2003, a continued or renewed market downturn might result in significant losses, charges for inventory revaluation, asset impairment or restructuring charges.  Consequently, in response to these changing market conditions, in addition to the actions taken prior to 2004, we took the following additional steps in 2004 and 2005:

•                  On March 9, 2004 we completed a $5.0 million secured financing transaction with an institutional lender.  Under the terms of the three-year agreement, we put in place a $3.0 million secured working capital line of credit and a $2.0 million long-term convertible note.  $750,000 of the secured working capital line of credit can be converted to shares of our common stock by the lender under certain market conditions and initially at a price of $1.92 per share.  The $2.0 million long-term convertible note is convertible to shares of our common stock initially at a price of $1.79.  In connection with the execution of this credit facility, we issued to the lender a seven-year warrant to purchase 400,000 shares of our common stock at exercise prices ranging from $2.30 to $2.88.  The secured lending relationship at the time was terminated as a result of this transaction.  This credit facility is secured by all the assets of the Company.  On January 28, 2005, we completed an amendment to the financing agreement with the institutional lender whereby our payments under the long-term convertible note have been deferred for one year, resulting in $800,000 of principal payments being rescheduled to begin on February 1, 2006.  These payments were previously scheduled to be paid in 2005.  The maturity date of the long-term convertible note has also been extended for one year from March 2007 to March 2008.  As a part of this amendment the fixed conversion prices related to both the $3.0 million secured working capital line of credit and the $2.0 long-term convertible note were reduced to $0.60 and $0.56, respectively.  Additionally, we issued the lender a seven-year warrant to purchase 150,000 shares of common stock at a price of $0.67.  The fair value of the warrant was determined using the Black-Scholes option-pricing model.  This resulted in a value of $51,000, which was recorded as in increase to additional paid-in-capital and a discount to the long-term convertible note.  On April 29, 2005, we completed a financing transaction with the institutional lender in which we borrowed an additional $2,500,000. The agreement provides for monthly interest payments at a rate equal to prime plus 1.75%.  Beginning six months after the closing, we are required to make monthly payments equal to 1/30th of the principal amount until three years after the closing, at which time the entire remaining principal and accrued interest is due and payable in full.  The loan is convertible into shares of the Company’s common stock at a price of $.23 per share.  The Company received net proceeds of approximately $2.4 million at the closing.  In connection with this transaction, we issued the lender an option to purchase 2,556,651 shares at $0.01 per share.  The fair value of the option was determined using the Black-Scholes option-pricing model.  This resulted in a value of $473,000, which was recorded as in increase to additional paid-in-capital and a discount to the long-term convertible note.  This discount is amortized to interest expense over the three-year agreement.

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

•                  During the third quarter of 2005, in connection with our restructuring activities, we reduced our workforce manufacturing and sales by approximately 2% resulting in a restructuring charge of $40,000.  This charge reflected severance and other benefit costs associated with this reduction.  This workforce reduction affected a total of two employees.

Most industry forecasts are presently predicting that capacity-driven purchases of capital equipment are expected to improve over the next six-month period.  However, the level of improvement and the ability for the market to sustain an improvement continues to be uncertain.  Therefore, we will continue to monitor the market and examine opportunities to further reduce our costs through further consolidation of operations, limiting capital expenditures, monitoring inventory purchases and additional strategic restructuring initiatives.  Certain of these types of actions have the potential for further charges in future periods.  The impact of a continuing contraction of the semiconductor capital equipment market has the potential to have a material adverse effect on our financial condition, results of operations, and cash flows.

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

Provisions to reduce inventories to the lower of cost or market are made based on a review of excess and obsolete inventories through an examination of historical component consumption, current market demands and shifting product technology.  Significant assumptions with respect to market trends and customer product acceptance are utilized to formulate our provision methods.  Sudden or continuing downward changes in the semiconductor capital equipment market may cause us to record additional inventory revaluation charges in future periods.  No write-off provision was made to our inventories for the quarter and nine-month periods ended September 24, 2005.  Pursuant to SAB Topic 5-BB, inventory revaluations establish a new cost basis for inventory.  Included in our gross margins dollars for the quarters ended September 24, 2005 and September 25, 2004, were zero and $419,000, respectively, resulting from sales of products that had been previously written down to lower of cost or market.  Included in our gross margins dollars for the nine-months ended September 24, 2005 and September 25, 2004, were $61,000 and $1.4 million respectively, resulting from sales of products that had been previously written down to lower of cost or market.  The reduction in sales of products that were previously written down to lower of cost or market for the three month and nine month periods ending September 24, 2005 as compared to the prior year periods, is directly related to our overall decline in sales.

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

Results of Operations for the Three Months Ended September 24, 2005 and September 25, 2004

Net sales for the three months ended September 24, 2005, decreased $2.1 million or 54.4% to $1.8 million compared to $3.9 million for the three months ended September 25, 2004.  Product acceptance requirements related to product and customer had no impact on net sales, as there were no timing differences associated with revenue recognition rules.  The decline in sales is directly attributable to the recent retraction in the semiconductor capital equipment market.  This decline impacted our sales across all of our product lines.

Gross profit for the third quarter of 2005 decreased by $1.2 million to $0.8 million or 44.0% of net sales, from $2.0 million, or 50.7% of net sales, for the comparable period in the prior year.  The decrease in gross margin in the current year period is directly attributable to the decline in sales, resulting in fixed costs being spread over smaller sales volumes.  We expect the continuing contraction of the market for semiconductor capital equipment to continue to negatively impact our gross margin contribution in future periods.

Selling, general and administrative expense in the third quarter of 2005 was $0.9 million, or 53.8% of net sales, compared to $1.4 million, or 37.4% of net sales for the third quarter of 2004.  The increase in expense as a percentage of sales is a result of the reduced net sales levels.  The reduction in dollar spending is a result of cost reduction measures completed in 2004 and the reduction of certain variable expenses related to sales.

Research and development expense for the third quarter of 2005 was $0.4 million, or 24.7% of net sales compared to $0.8 million, or 20.4% of net sales in the third quarter of 2004.  The increase in expense as a percentage of sales is a result of the reduction in net sales.  The reduction in dollar spending is a result of cost reduction measures completed in 2004.

The restructuring charge in the current year quarter totaled $40,000 or 2.2% of net sales.  This charge resulted from reductions of our workforce within maunfacturing and sales in the third quarter of 2005.  This workforce reduction affected two employees.

Interest income for the third quarter of 2005 was $2,000 compared to $1,000 in the third quarter of 2004.  The increase in interest income is due to additional funds available for investment compared to the prior year.  Interest expense and other totaled $348,000 or 19.8% of net sales for the third quarter of 2005 compared to $204,000 or 5.3% of net sales in the prior year’s quarter.  The interest expense increase resulted from increases in the underlying interest percentage, increases in average debt levels and increases in amortization costs associated with debt discounts.

Net loss for the quarter ended September 24, 2005 was $1.0 million or $0.04 per share, as compared to a net loss of $0.5 million, or $0.02 per share in the prior year period.

Results of Operations for the Nine Months Ended September 24, 2005 and September 25, 2004

Net sales for the nine months ended September 24, 2005 decreased $7.3 million or 59.2% to $5.0 million compared to $12.3 million for the nine months ended September 25, 2004.  Product acceptance requirements related to product and customer mix had no impact on net sales, as there were no timing differences associated with revenue recognition rules.  The decline in sales is directly attributable to the recent retraction in the semiconductor capital equipment market.  This decline impacted our sales across all of our product lines.

Gross profit for the first nine months of 2005 decreased by $4.4 million to $2.1 million, or 42.3% of net sales, from $6.5 million, or 52.3% of net sales, for the comparable period in the prior year.  The decrease in gross margin in the current year period is directly attributable to the decline in sales, resulting in fixed costs being spread over smaller sales volumes.  We expect the continuing contraction of the market for semiconductor capital equipment to continue to negatively impact our gross margin contribution in future periods.

Selling, general and administrative expense for the first nine months of 2005 was $3.2 million or 63.9% of net sales, compared to $4.1 million, or 32.8% of net sales for the first nine months of 2004.  The increase in expense as a percentage of sales is a result of the reduced net sales levels.  The reduction in dollar spending is a result of cost reduction measures completed in 2004 and the reduction of certain variable expenses related to sales.

Research and development expense for the first nine months of 2005 was $1.5 million, or 30.0% of net sales compared to $2.1 million, or 17.1% of net sales for the first nine months of 2004.  The increase in expense as a percentage of sales is a result of the reduction in net sales.  The reduction in dollar spending is a result of cost reduction measures completed in 2004.

The restructuring charge for the nine-months ended September 24, 2005 totaled $106,000 or 2.1% of net sales.  This charge resulted from reductions of our workforce across all functional areas in the second and third quarters of 2005.  This workforce reduction affected nine employees, across all functional areas.

Interest income for the first nine months of 2005 was $10,000 compared to $4,000 for the comparable period in the prior year.  The increase in interest income is due to additional funds available for investment compared to the prior year.  Interest expense and other totaled $900,000 or 17.9% of net sales for the first nine months of 2005 compared to $576,000 or 4.7% of net sales for the comparable period in the prior year.  The interest expense increase resulted from increases in the underlying interest percentage, increases in the average debt levels and increases in amortization costs associated with debt discounts.

We incurred a $14,000 loss or 0.1% of sales in the first nine months of 2004 from the disposition of certain assets resulting from the restructuring of our leases throughout 2004.

Net loss for the nine-month period ended September 24, 2005 was $3.6 million or $0.14 per share, as compared to a net loss of $291,000, or $0.01 per share in the prior year period.

Liquidity and Capital Resources

The net loss was the primary use of cash in the first nine months of 2005.  The increase in accounts receivable and reduction of other accrued liabilites were the primary uses of cash in the first nine months of 2004.  Cash used in operations was $2.3 million for the first nine months of 2005 and $2.9 million in the comparable prior year period.

Capital expenditures were $12,000 for the first nine months of 2005 compared to $131,000 in the comparable prior year period.  The capital spending in the current year period was primarily in the area of information technology equipment.  The prior year spending was primarily in the area of technology equipment and facility costs related to our Penang, Malaysia operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically had little impact on us.  Inflation has not been a significant factor in our operations in any of the periods presented, and it is not expected to affect operations in the future.  At September 24, 2005, our 10% senior subordinated convertible debt carries interest at a fixed rate of 10%. Our debt associated with both our bank line of credit and long-term convertible notes carries interest at prime plus 1.75% or 8.50% at September 24, 2005. There is no material market risk relating to our long-term debt.

IMPACT OF ACCOUNTING STANDARDS

In June 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and FASB Statement No. 3. The statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle.  SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005.  The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement.  The Company does not expect the adoption of SFAS No. 154 to have a material effect on its financial statements.

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

Item 2.  Unregistered Sales Of Equity Securities And Use Of Proceeds

During the third quarter of 2005, we issued 648,874 shares of our common stock to the holders of our 10% Senior Subordinated Convertible Notes (“the Notes”) in payment of interest due on June 30, 2005.  The issuance was exempt from registration under Rule 506 under the Securities Act of 1933, because all of the noteholders were accredited, there was no general solicitation, and the shares were subject to restrictions on transfer.

Item 6.  Exhibits

10.0	Employment agreement with Jesse P. DeGennaro (filed herewith).

31.1	Certification of Chief Executive Officer (filed herewith).

31.2	Certification of Chief Financial Officer (filed herewith).

32	Section 1350 Certification (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Micro Component Technology, Inc.
Registrant

Dated:	November 4, 2005	By:	/s/ Roger E. Gower
Roger E. Gower
President and Chief Executive Officer

And

Dated:	November 4, 2005	By:	/s/ Thomas P. Maun
Thomas P. Maun
Chief Financial Officer
Chief Accounting Officer