Form 10-K
period 2005-12-31
MICRO COMPONENT TECHNOLOGY INC
filed 2006-03-31
CIK 911149

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2005

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

COMMON STOCK, $.01 PAR VALUE

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 25, 2005 (the business day of the Registrant’s most recently completed second fiscal quarter), was $6.1 million based upon the closing price of $0.24 on that date for the shares.

Number of shares outstanding of the Registrant’s Common stock, as of March 15, 2006, is 27,215,361.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for the annual meeting of stockholders (the “Proxy Statement”) to be filed within 120 days after the Registrant’s fiscal year ended December 31, 2005, are incorporated by reference into Part III.

MICRO COMPONENT TECHNOLOGY, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I

ITEM	1.	Business

ITEM	1A.	Risk Factors

ITEM	2.	Properties

ITEM	3.	Legal Proceedings

ITEM	4.	Submission of Matters to a Vote of Security Holders

PART II

ITEM	5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

ITEM	6.	Selected Consolidated Financial Data

ITEM	7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

ITEM	7A.	Quantitative and Qualitative Disclosures About Market Risk

ITEM	8.	Consolidated Financial Statements and Supplementary Data

ITEM	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

ITEM	9A.	Controls and Procedures

ITEM	9B.	Other Information

PART III

ITEM	10.	Directors and Executive Officers of the Registrant

ITEM	11.	Executive Compensation

ITEM	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

ITEM	13.	Certain Relationships and Related Transactions

ITEM	14.	Principal Accountant Fees and Services

ITEM	15.	Exhibits and Financial Statement Schedules

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

Our trademarks used in this Form 10-K are: MCT, Infinity Systems, Aseco, Tapestry® , Smart Solutions, SmartMark®, SmartSort®, SmartTrak®, Isocut, MCT 5100, MCT 7632, S-170 and S-130. All other trademarks or trade names referred to in this Form 10-K are the property of their respective owners.

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

On December 24, 2001, we issued $10.0 million of 10% Senior Subordinated Convertible Notes due in 2006 to a group of accredited investors. These Notes are convertible into MCT common stock. The conversion price was initially $2.60 per share. The Notes are redeemable by MCT at any time after January 3, 2004 as long as the market price of our common stock equals or exceeds 150% of the conversion price. Proceeds of the Notes, net of debt issuance costs, totaled $9.2 million. Holders of the Notes have standard registration rights if they convert the Notes to common stock.

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

On June 30, 2003, we completed the restructuring of $9.29 million, or 92.9%, of our 10% Senior Subordinated Convertible Notes, wherein the participating noteholders agreed to accept stock in lieu of cash for the next four semi-annual interest payment dates beginning June 30, 2003 through December 31, 2004, and we agreed to reduce the conversion price to $1.00 per share. On February 25, 2005, we completed a second amendment to the agreement with the holders of our 10% Senior Subordinated Convertible Notes, wherein holders of 80% of the remaining Notes, representing $2.9 million, agreed to continue to accept stock in payment of interest for the remaining four interest payments through December 24, 2006. The conversion price was then reduced to $0.85 per share. On April 29, 2005, we completed another financing transaction with Laurus. As a result of the new financing with Laurus, the conversion price for all of the Noteholders who accepted the prior restructuring agreements was at that time reduced to $0.61 per share.

On March 9, 2004, we completed a $5.0 million financing transaction with an institutional lender, Laurus Master Fund, Ltd. (“Laurus”), secured by all of the assets of the Company. The financing included a $3.0 million working capital line of credit and a $2.0 million long-term note. The notes were partially convertible into shares of our common stock. In connection with the transaction, we issued to Laurus a seven-year warrant to purchase 400,000 shares of common stock at exercise prices ranging from $2.30 to $2.88 per share. The secured loan in existence at that time with a prior lender was terminated.

On January 28, 2005, we completed an amendment to the financing agreement with Laurus to defer payments on the long-term convertible note. As part of this amendment, the conversion prices for both notes were reduced. We also issued Laurus at that time a seven-year warrant to purchase 150,000 shares of common stock at $.67 per share.

On April 29, 2005, we completed another financing transaction with Laurus in which we borrowed an additional $2.5 million, and which was convertible into shares of common stock. We also issued Laurus at that time an option to purchase 2,556,651 shares of common stock at an exercise price of $.01 per share. We received net proceeds of approximately $2.4 million at the closing.

On February 17, 2006, we again restructured the financing with Laurus, and increased the total maximum secured indebtedness with Laurus to $9.25 million. The restructured financing now includes a $5.25 million term note. Interest is payable monthly on the term note at the prime rate plus 2.5%. Beginning 360 days after closing, we are required to make monthly payments equal to 1/60th of the principal amount until three years after the closing, at which time the entire remaining principal and accrued interest is due and payable in full. The note is non-convertible. In addition to the $5.25 million note, the working capital line of credit was increased from $3.0 million to $4.0 million, and made non-convertible. The note is payable in full on March 8, 2008. Interest is payable monthly on the note at the prime rate plus 2.5%. The existing $1.2 million over-advance in excess of the borrowing base on the working capital line of credit was extended until April 30, 2007. However, commencing on December 1, 2006, the over-advance is to be reduced by $200,000 each month. The Company also issued Laurus a 10-year option to purchase 2,500,000 shares at an exercise price of $.01 per share. The shares issuable upon exercise of the option have standard registration rights. As a result of the new financing with Laurus, the conversion price for all of the Noteholders who accepted the prior restructuring agreements has been reduced to $0.56 per share.

Introduction

We are a leading supplier of integrated automation solutions for the global semiconductor test and assembly industry. We offer complete and comprehensive equipment automation solutions for the test, laser mark and mark inspect processes for the back-end of the semiconductor manufacturing process that significantly improve our customers’ productivity, yield and throughput. Our solutions include our series of integrated Smart Solutions, automated test handlers, factory automation software and equipment integration services. Our customers include many leading semiconductor companies such as Microchip Technologies, Analog Devices, National Semiconductor, Phillips Semiconductor, Cypress Semiconductor and ST Microelectronics and many of the leading back-end contract test and assembly companies including Amkor and NS Electronics Bangkok. We believe we have one of the world’s largest installed bases of handlers used to test semiconductor devices.

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

Industry Overview

The semiconductor device industry had grown tremendously over the ten-year period ending in the year 2000. This growth had been driven by traditional semiconductor markets like personal computers and data processing, and more recently by the proliferation of semiconductor devices in telecommunications, wireless communications, and consumer electronics, as well as Internet infrastructure equipment. However, the semiconductor capital equipment market, in which we compete, has historically been subject to cyclical periods of high growth and contraction. In the fourth quarter of 2000, the semiconductor industry went into a sharp downturn, which intensified and continued through the majority of 2003, resulting in a significant adverse impact on our business. In late 2003, worldwide semiconductor bookings began showing signs of stabilization and demand for our products increased during this period and continued through the first half of 2004. However, in the third quarter of 2004 the markets again retracted, impacting our financial results through the end of 2004 and continuing through 2005. At this juncture, the return to sustained market growth cannot be predicted in the short term.

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

Automation and process improvement of back-end tools and facilities has severely lagged the front-end. Over the last several years, manufacturers began to seek automation and process solutions for the back-end production process. This is because, historically, the cost of back-end assembly and test processes was only a small portion of the total semiconductor device cost and traditional processes were able to provide adequate throughput. Today the cost of back-end assembly and test per semiconductor device often equals or exceeds the wafer fabrication cost per semiconductor device. We believe that as manufacturers seek to raise the standards of yield, productivity, throughput and cost reduction in the back-end, the growth rate of the newly developing back-end automation market could increase rapidly.

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

Automation Product Category	Product Name	Introduced	Applications

Smart Solutions	Tapestry SC	July 2003	A next generation handling system for semiconductor devices that are in strip or wafer package formats.
	Tapestry PH1	February 1999	A next generation handling system for semiconductor devices that are in strip or wafer package formats.
	SmartMark SC	September 2004	A next generation high-speed laser marker for integration with strip handling or for marking strips with 2D codes.
	SmartTrak	May 2000	Software management system providing a map with information about each semiconductor device in the strip.
Automation Software	Infinity Systems Software Solutions	Acquired in June 1999	Manufacturing software control systems for semiconductor assembly and test plants including equipment integration through overall factory and corporate information systems integration.

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

Research and Development

As an important element of our business strategy, we work closely with our customers to develop new products and enhancements of existing products to meet the evolving needs of the test and assembly market, particularly with respect to emerging semiconductor devices, while striving to provide the lowest cost of test. These efforts, historically focused on test handler products, have resulted in the successful introduction of several new product platforms, including our Tapestry family of products including the PH1, SC (ambient and elevated temperature versions) strip testing and associated handling modules, and our SmartMark and SmartMark SC products.

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

Our research and development expenses were $2.0 million, $2.8 million, and $2.4 million in the years ended December 31, 2005, 2004 and 2003, respectively. Our combined resources totaled 21 employees and contractors in research and development, or approximately 26% of our entire workforce, at December 31, 2005. We expect research and development expenses to remain fairly flat in 2006 relative to 2005 levels, subject to mandated increases due to customer requirements for system related products.

Customers

Our customers include many of the leading manufacturers of semiconductor devices, as well as test and assembly companies, in the United States, Europe and Asia. In recent years, our significant customers have shifted from the major semiconductor manufacturers to test and assembly companies, corresponding to the increased utilization of test and assembly companies by the major semiconductor manufacturers. Microchip Technologies, Maxim Tech, and Kestronics accounted for 33%, 11% and 10% of our net sales, respectively, in the year ended December 31, 2005. Analog Devices, Microchip Technologies and Amkor Technology, Inc. accounted for 28%, 20% and 19% of our net sales, respectively, in the year ended December 31, 2004. Microchip Technologies and Analog Devices accounted for 32% and 9% of our net sales, respectively, in the year ended December 31, 2003.

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

Competition

The semiconductor device testing and assembly equipment industry is highly competitive, and the market for our automation products and services is expected to become more competitive. We face substantial competition throughout the world primarily from manufacturers in Asia, the United States, Europe and Japan. The companies that we are aware of that currently offer a production grade strip handling solution comparable to our Tapestry products are Fico BV, ASM International, Electroglas, Tesec, Rasco, Multitest and Cohu, Inc., whose products were introduced between 1995 and 2005.

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

We frequently review our inventions and discoveries to attempt to determine which inventions will provide substantial differentiation between our products and those of our competitors. We currently have four U.S. patents issued and active. In certain cases, we may also choose to keep an invention or process confidential as trade secrets, in lieu of making public disclosure through the patenting process. Key employees are required to enter into nondisclosure and invention assignment agreements, and customers, vendors and other third parties also must agree to nondisclosure restrictions prior to disclosure of our trade secrets or other confidential or proprietary information.

We have developed and are using trademarks, slogans and other commercial symbols to advertise and sell our products, a number of which have been registered with the U.S. Patent and Trademark Office. Our proprietary computer programs are protected under federal copyright law as unpublished original works. We also maintain the secrecy of our software source codes through licensing and other restrictions.

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

Backlog

At December 31, 2005, our backlog of unfilled orders for which a purchase order number has been assigned by the customer and for which a delivery schedule has been specified was $ 1.9 million. At December 31, 2004, our backlog was $1.3 million. A significant portion of the backlog at December 31, 2005, is expected to be shipped in the next two quarters. Since a large majority of the shipments made in a given quarter are usually made during the latter part of the quarter, and since a significant portion of shipments in a given quarter are booked during that same quarter, backlog as of a date in the middle of the quarter will typically be greater than backlog at quarter end. All orders are subject to cancellation by the customer with limited charges. Our backlog at a particular date is not necessarily indicative of actual sales for that or any succeeding period and does not reflect the effects of the SEC’s Staff Accounting Bulletin No. 101, amended by Staff Accounting Bulletin 104 (SAB 104) discussed in our revenue recognition policy in Note 1 of Notes to Consolidated Financial Statements included elsewhere herein.

Employees

At December 31, 2005, we had a total of 80 employees in the following areas: 25 in manufacturing, 21 in engineering and research and development, 16 in sales, marketing, application engineering and service, and 18 in administration. Our workforce remained relatively stable during 2005. Many of our employees are highly skilled, and we believe our future success will depend in large part on our ability to attract and retain similar employees. None of our employees are covered by a collective bargaining agreement, and we have experienced no work stoppages. We consider our relationship with our employees to be good.

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

ITEM 1A. Risk Factors

Set forth below is a discussion of the significant risk factors applicable to the Company. Additional risk factors may develop in the future.

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

As of December 31, 2005, we had cash and cash equivalents of $77,000, assets totaling $4.5 million, liabilities totaling $11.6 million, and incurred losses from continuing operations of $5.1 million for the year then ended. We expect to continue to expend cash and incur operating losses at the current net sales levels, but to a lesser extent than the twelve months ended December 31, 2005 as certain operating expenses are expected to decline from 2005 levels. Our ability to generate cash and operating income is dependent on increasing our customer base to expand the penetration of our product technology and the realization of our lower operating expense targets. It is uncertain whether we will be able to obtain a sufficient amount of additional capital, if needed, on acceptable terms, or at all. Further, if future financing requirements are satisfied through the issuance of equity or debt instruments, shareholders may experience additional dilution in terms of their percentage of ownership of our securities. In the event that we are unable to obtain additional capital, our operations will be materially negatively impacted and we will be required to take actions that will harm our business, including potentially ceasing certain or all of our operations.

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

Our business depends heavily upon capital expenditures by semiconductor manufacturers. The semiconductor industry is highly cyclical, with periods of capacity shortage and periods of excess capacity. In periods of excess capacity, the industry sharply cuts purchases of capital equipment, such as our products. Thus, a semiconductor industry downturn or slowdown substantially reduces our revenues and operating results and could hurt our financial condition. In the fourth quarter of 2000, the semiconductor capital equipment industry went into a severe downturn. This downturn continued through 2005, and has negatively affected our operations and financial condition.

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

We acquired an automation software business in June 1999 and introduced our first suite of products to provide an automation solution for the testing portion of semiconductor manufacturing in May 2000. The sales from these operations make up less than 1%, 3% and 6% of net sales for the years ended December 31, 2005, 2004 and 2003, respectively. Our future success is dependent upon being able to successfully market our automation products. If we are not successful in effectively marketing ourselves as an equipment automation solutions provider to the semiconductor industry, our results of operations and financial condition will suffer.

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

Additional factors, which may impact our results, include:

• we depend upon a few customers for the majority of our revenues and a reduction in their orders could adversely affect us;

• our operating results would be harmed if one of our key suppliers fails to deliver components for our products;

• the loss of any of our key personnel could harm our business;

• our markets are very competitive and demand for our products may decrease if additional competitors enter our markets;

• our dependence upon international sales involves significant risk;

• the possible adverse impact of economic or political changes in the market we serve;

• our inability to obtain financing to fund continuing or expanding operations;

Fluctuations or decreases in the trading price of our common stock may adversely affect the ability to trade our shares. In addition, these fluctuations could adversely affect our ability to raise capital through future equity financing.

ITEM 2. Properties

We occupy approximately 22,000 square feet of leased space in St. Paul, Minnesota, for our principal executive offices and research and product development activities. This lease expires in 2007. We occupy approximately 54,000 square feet of leased space in Penang, Malaysia, which is utilized as a manufacturing center. This lease expires in 2007. We occupy approximately 1,300 square feet of leased space in the Philippines in support of our applications engineering and software development activities. This lease expires in 2008. We believe that our current and committed facilities are adequate to support our activities for at least the next twelve months.

ITEM 3. Legal Proceedings

On April 11, 2005, judgment was entered against the Company in Superior Court of California in the amount of $379,000 plus legal and court costs for a total amount of $547,000 in the lawsuit brought by a prior landlord. The Company has reached an agreement with the landlord that will allow the Company to pay the judgment over a 30-month period for a total amount of $443,000 plus interest at 10% per annum.

ITEM 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the security holders during the quarter ended December 31, 2005.

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

	High	Low

Year ended December 31, 2005:
First Quarter	$0.75	$0.33
Second Quarter	0.39	0.17
Third Quarter	0.24	0.15
Fourth Quarter	0.19	0.09

Year ended December 31, 2004:
First Quarter	$2.07	$1.27
Second Quarter	1.70	1.08
Third Quarter	1.26	0.63
Fourth Quarter	0.72	0.33

The approximate number of holders of record of our common stock as of December 31, 2005 was 314.

We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings to fund the development and growth of our business.

Under the Note Purchase Agreement associated with the issuance of the 10% Senior Subordinated Convertible Notes and the Security Agreement associated with our Revolving Line of Credit and Term Note (each discussed in Note 7 in Notes to Consolidated Financial Statements contained elsewhere herein) we are prohibited from paying dividends.

ITEM 6. Selected Consolidated Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

	Years Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$7,069	$14,602	$11,123	$12,211	$25,406
Cost of sales:
Product	4,012	7,286	6,295	7,604	15,832
Inventory revaluation	525	—	—	913	8,092
Total cost of sales	4,537	7,286	6,295	8,517	23,924
Gross Profit	2,532	7,316	4,828	3,694	1,482
Operating expenses:
Selling, general and administrative	4,213	5,596	4,872	8,556	10,864
Research and development	1,980	2,841	2,351	4,214	7,859
Amortization of intangible assets	—	—	—	—	2,632
Write-down of impaired intangible assets	—	—	—	—	9,298
Restructuring charges	107	35	266	207	2,444
Loss from operations	(3,768)	(1,156)	(2,661)	(9,283)	(31,615)
Other income	(1,335)	(892)	(1,007)	(1,047)	196
Loss before income taxes	(5,103)	(2,048)	(3,668)	(10,330)	(31,419)
Income tax provision	—	—	—	—	—
Net income (loss)	$(5,103)	$(2,048)	$(3,668)	$(10,330)	$(31,419)
Basic earnings (loss) per share	$(0.20)	$(0.08)	$(0.21)	$(0.73)	$(2.24)
Diluted earnings (loss) per share	$(0.20)	$(0.08)	$(0.21)	$(0.73)	$(2.24)
Weighted average shares outstanding:
Basic	25,894	25,013	17,606	14,125	14,027
Diluted	25,894	25,013	17,606	14,125	14,027
Selected Balance Sheet Data:
Cash and cash equivalents	$77	$166	$1,078	$1,560	$11,086
Working capital	(188)	1,737	1,618	2,861	12,907
Total assets	4,546	6,122	7,194	7,753	21,341
Long-term debt	3,683	1,458	195	—	33
Convertible notes	3,630	3,630	7,340	10,000	10,000
Total stockholders equity (deficit)	$(7,056)	$(2,676)	$(5,026)	$(5,794)	$4,377

ITEM 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition

This Report on Form 10-K contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts, but rather are based on our current expectations, estimates and projections about the semiconductor capital equipment industry, and our beliefs and assumptions. We intend words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict. These factors could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties are described in Item 1A and elsewhere in this report on Form 10-K. We caution you not to place undue reliance on these forward-looking statements, which reflect our management’s view only as of the date of this Report on Form 10-K. We are not obligated to update these statements or publicly release the result of any revisions to them to reflect events or circumstances after the date of this Report on Form 10-K or to reflect the occurrence of unanticipated events.

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

The demand for our products and services is dependent upon growth in the semiconductor industry and the increasing automation needs of semiconductor manufacturers and independent test and assembly facilities. In the fourth quarter of 2000, the semiconductor industry went into a sharp downturn, which continued through 2005. At this juncture, the return to sustained market growth cannot be predicted in the short term. As we have disclosed in our Form 10-K for the year ended December 31, 2004 and 2003 and each of our Forms 10-Q for the first three quarters of 2005 and 2004, a continued or renewed market downturn might result in significant losses, charges for inventory revaluation, or asset impairment or restructuring charges. Consequently, in response to these changing market conditions, in addition to the actions taken in 2003, we took the following additional steps in 2004 and 2005.

Workforce and Facility Cost Reductions

During the second quarter of 2005, in response to the continuing downturn in the semiconductor capital equipment market, we reduced our workforce across all functional areas by approximately 7% resulting in a restructuring charge of $66,000. This charge reflected severance and other benefit costs associated with this reduction. This workforce reduction affected a total of seven employees across all functional areas.

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

On June 30, 2003, we completed the restructuring of $9.29 million, or 92.9%, of our 10% Senior Subordinated Convertible Notes, wherein the participating noteholders agreed to accept stock in lieu of cash for the next four semi-annual interest payment dates beginning June 30, 2003 through December 31, 2004, and the conversion price was lowered to $1.00 per share. On February 25, 2005, we completed a second amendment to the agreement with the holders of our 10% Senior Subordinated Convertible Notes, wherein holders of 80% of the remaining Notes, representing $2.9 million, agreed to continue to accept stock in payment of interest for the remaining four interest payments through December 24, 2006. The conversion price was then reduced to $0.85 per share. On April 29, 2005, we completed another financing transaction with Laurus. As a result of the new financing with Laurus, the conversion price for all of the Noteholders who accepted the prior restructuring agreements was at that time reduced to $0.61 per share.

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

On March 9, 2004, we completed a $5.0 million financing transaction with an institutional lender, Laurus Master Fund, Ltd. (“Laurus”), secured by all of the assets of the Company. The financing included a $3.0 million working capital line of credit and a $2.0 million long-term note. The notes were partially convertible into shares of our common stock. In connection with the transaction, we issued to Laurus a seven-year warrant to purchase 400,000 shares of common stock at exercise prices ranging from $2.30 to $2.88 per share. The secured loan in existence at that time with a prior lender was terminated.

On January 28, 2005, we completed an amendment to the financing agreement with Laurus to defer payments on the long-term convertible note. As part of this amendment, the conversion prices on both notes were reduced. We also issued Laurus at that time a seven-year warrant to purchase 150,000 shares of common stock at $.67 per share.

On April 29, 2005, we completed another financing transaction with Laurus in which we borrowed an additional $2.5 million, and which was convertible into shares of common stock. We also issued Laurus at that time an option to purchase 2,556,651 shares of common stock at an exercise price of $.01 per share. We received net proceeds of approximately $2.4 million at the closing.

On February 17, 2006, we again restructured the financing with Laurus, and increased the total maximum secured indebtedness with Laurus to $9.25 million. The restructured financing now includes a $5.25 million term note. Interest is payable monthly on the term note at the prime rate plus 2.5%. Beginning 360 days after closing, we are required to make monthly payments equal to 1/60th of the principal amount until three years after the closing, at which time the entire remaining principal and accrued interest is due and payable in full. The note is non-convertible. In addition to the $5.25 million note, the working capital line of credit was increased from $3.0 million to $4.0 million, and made non-convertible. The note is payable in full on March 8, 2008. Interest is payable monthly on the note at the prime rate plus 2.5%. The existing $1.2 million over-advance in excess of the borrowing base on the working capital line of credit was extended until April 30, 2007. However, commencing on December 1, 2006, the over-advance is to be reduced by $200,000 each month. The Company also issued Laurus a 10-year option to purchase 2,500,000 shares at an exercise price of $.01 per share. The shares issuable upon exercise of the option have standard registration rights. As a result of the new financing with Laurus, the conversion price for all of the Noteholders who accepted the prior restructuring agreements has been reduced to $0.56 per share.

Most industry forecasts are presently predicting that capacity-driven purchases of capital equipment are expected to improve in 2006. However, the level of improvement and the ability for the market to sustain an improvement continues to be uncertain. Therefore, we will continue to monitor the market and if required, examine opportunities to further reduce our costs through further consolidation of operations, limiting capital expenditures, monitoring inventory purchases and additional strategic restructuring initiatives. Certain of these types of actions have the potential for further charges in future periods. The impact of a continuing contraction of the semiconductor capital equipment market has the potential to have a material adverse effect on our financial condition, results of operations, and cash flows.

Critical Accounting Policies

Revenue Recognition

Under SAB 104, we recognize revenue upon shipment, as our terms are FOB shipping point, for established equipment products that have previously satisfied existing customer performance specifications and that provide for full payment tied to shipment. Revenue for products that have not previously satisfied customer performance specifications or from sales where all or a portion of customer payment is based upon acceptance are only recognized upon customer acceptance. As such, in periods of increasing shipments, revenues will be deferred if the shipments are for new customers, new products or the payment terms are tied to acceptance criteria. Consequently, if these conditions exist, we may report revenue levels that are not reflective of actual shipment growth rates. Conversely, in periods of decreasing shipments, we potentially could recognize revenues related to shipments made in prior periods. Consequently, if these conditions exist, we may report revenue levels that are greater than actual shipments. During the year ended December 31, 2005, revenue recorded approximated shipments.

Allowance for Doubtful Accounts

We record a provision for doubtful accounts based on specific identification of our accounts receivable. This involves a degree of judgment based on discussion with our internal sales and marketing groups, our customer base and the examination of the financial stability of our customers. There can be no assurance that our estimates will match actual amounts ultimately written off. During periods of downturn in the market for semiconductor capital equipment or economic recession, a greater degree of risk exists concerning the ultimate collectability of our accounts receivable due to the impact that these conditions might have on our customer base. For the year ended December 31, 2005, we recorded a provision of $46,000 and charged approximately $113,000 against the allowance for accounts receivable write-offs that we deemed to be uncollectible.

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

Provisions to reduce inventories to the lower of cost or market are made based on a review of excess and obsolete inventories through an examination of historical component consumption, current market demands and shifting product technology. Significant assumptions with respect to market trends and customer product acceptance are utilized to formulate our provision methods. Sudden or continuing downward changes in the semiconductor capital equipment market may cause us to record additional inventory revaluation charges in future periods. For the year ended December 31, 2005, we recorded an additional inventory reserve of $525,000. No write-down of our inventories occurred for the year ended December 31, 2004 or 2003.

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

Results of Operations

The following table sets forth, for the periods indicated, certain items in our statements of operations as a percentage of net sales:

	Years Ended
	Dec. 31,	Dec. 31,	Dec. 31,
	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Cost of sales	64.2	49.9	56.6
Gross profit	35.8	50.1	43.4
Operating expenses:
Selling, general and adminstrative	59.6	38.3	43.8
Research and development	28.0	19.5	21.1

Restructuring charge	1.5	0.2	2.4
Total operating expenses	89.1	58.0	67.3
Loss from operations	(53.3)	(7.9)	(23.9)
Other expense	(18.9)	(6.1)	(9.1)
Net loss	(72.2)%	(14.0)%	(33.0)%

Year Ended December 31, 2005 versus Year Ended December 31, 2004

Net Sales. Net sales for the year ended December 31, 2005 decreased $7.5 million or 51.6% to $7.1 million, compared to net sales of $14.6 million for the prior year. Current year product sales continued to be severely impacted by the continued downturn in the semiconductor capital equipment market. Sales of our Tapestry and Smart Solutions strip-based products decreased $4.9 million or 60.0% over the prior year period, while sales of singulated device handler products also decreased $2.4 million or 53.5% from the prior year period. Sales of our Tapestry and Smart Solutions strip-based product made up 46.0% of our net sales for the year ended December 31, 2005 compared to 54.6% in the prior year period. If the market continues to be in this downturn, net sales would be adversely impacted in future periods.

Net sales to Asia comprised approximately 78.5% of our net sales for the year ended December 31, 2005. Net sales to customers in the United States represented approximately 17.1% and net sales to customers in Europe represented approximately 4.4% for year ended December 31, 2005. Comparatively, net sales to customers in Asia comprised approximately 72.8% of our net sales for the year ended December 31, 2004. Net sales to customers in the United States represented approximately 19.0% and net sales to customers in Europe represented approximately 8.2% for year ended December 31, 2004.

Gross Profit. Gross profit decreased $4.8 million to $2.5 million or 35.8% of net sales from $7.3 million or 50.1% of net sales, for the comparable period in the prior year. The decrease in gross margin is directly related to the $525,000 additional inventory reserve recorded at the end of the year along with the decline in sales, resulting in fixed costs being spread over smaller sales volumes. Additionally, for the year ended December 31, 2004, we benefited from approximately $1.5 million in gross margin dollars resulting from sales of products that had been previously written down to lower of cost or market. However, a continued contraction of the market for semiconductor capital equipment as well as changes in sales mix would negatively impact our gross margin contribution in future periods.

Selling, General and Administrative Expense. Selling, general and administrative expense in 2005 was $4.2 million, or 59.6% of net sales compared to $5.6 million, or 38.2% of net sales in the prior year. The decrease in expense for the current year is a result of restructuring efforts that have been completed during 2003, 2004, and 2005. Although the expenses have been reduced, the percentage to net sales is higher than the prior year due to expenses being spread over lower net sales. Selling, general and administrative expense is expected to remain fairly flat in 2006 from 2005 due to expense cutting measures and the continuing retraction in the semiconductor capital equipment market.

Research and Development Expense. Research and development expense in 2005 was $2.0 million, or 28.0% of net sales compared to $2.4 million, or 19.5% of net sales in 2004. The decrease in expense for the current year is a direct result of certain development activities that have been completed during the year. The increase in percent of sales over prior year is directly related to the spread of expenses over a lower net sales amount. We expect research and development expenses to be slightly higher in 2006 due to the anticipation of new product development projects, subject to impacts resulting from market requirements.

Restructuring Charge. Due to the continuing retraction of the semiconductor capital equipment market in 2005, we reduced our workforce across all functional areas by approximately 7% in the second quarter and 2% in the third quarter. The restructuring charge totaled $107,000 or 1.5% of net sales for the current year period. This charge reflected severance and other benefit costs associated with the reduction. This workforce reduction affected a total of 9 employees.

Other Income (Expense). Interest income for the year ended December 31, 2005 was $13,000 compared to $6,000 for the comparable period in the prior year. This increase resulted from a slight rate increase in investment in interest-bearing cash and cash equivalents. Interest expense and other totaled $1.3 million or 18.9% of net sales in the current year, compared to $0.9 million or 5.9% of net sales for the comparable period in the prior year. The increase in interest expense and other relates to the write-off of cumulative translation adjustment of $69,000 and higher average debt levels due to additional financing with an institutional lender.

Income Tax Provision. During both 2005 and 2004, we incurred minimal tax liabilities. We have recorded valuation allowances against all benefits associated with net operating loss carry forwards due to uncertainty regarding their ultimate utilization.

Net Loss. Net loss for the year ended December 31, 2005 was $5.1 million, or $0.20 per basic and diluted share, as compared to net loss of $2.0 million, or $ 0.08 per basic and diluted share for the comparable prior year period.

Year Ended December 31, 2004 versus Year Ended December 31, 2003

Net Sales. Net sales for the year ended December 31, 2004 increased $3.5 million or 31.3% to $14.6 million, compared to net sales of $11.1 million for the prior year. Product acceptance requirements related to product and customer mix resulted in a net increase to revenues of less than $0.1 million over shipments for the year ended December 31, 2004, while these same factors caused a net increase to revenues of $.01 million over shipments in 2003. Sales of our Tapestry and Smart Solutions strip-based products increased $2.5 million or 44.6% over the prior year period, while sales of singulated device handler products also increased $0.9 million or 86.9% from the prior year period. Sales of our Tapestry and Smart Solutions strip-based product made up 54.6% of our net sales for the year ended December 31, 2004 compared to 49.6% in the prior year period.

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

Gross Profit. Gross profit increased $2.5 million to $7.3 million or 50.1% of net sales from $4.8 million or 43.4% of net sales, for the comparable period in the prior year. The increase in gross margin in 2004 period primarily resulted from the many restructuring efforts that we have completed during 2003 coupled with our lower cost of operations associated with our Penang, Malaysia facility and higher net sales levels. This has resulted in lower fixed costs being spread over a larger number of products contributing to the overall improvement in gross profit performance. Additionally, for the year ended December 31, 2004, we benefited from approximately $1.5 million in gross margin dollars resulting from sales of products that had been previously written down to lower of cost or market. However, the recent contraction of the market for semiconductor capital equipment has the potential to negatively impact our gross margin contribution in future periods as well as changes in sales mix.

Selling, General and Administrative Expense. Selling, general and administrative expense in 2004 was $5.6 million, or 38.3% of net sales compared to $4.9 million, or 43.8% of net sales in the prior year. The increase in expense for 2004 was a result of the costs required in connection with the higher net sales levels. However, the expense increases were at a lower rate than the increase in net sales, resulting in a decline in the percentage to sales. Selling, general and administrative expense is expected to decline in 2005 from 2004 levels due the recent retraction in the semiconductor capital equipment market.

Research and Development Expense. Research and development expense in 2004 was $2.8 million, or 19.5% of net sales compared to $2.4 million, or 21.1% of net sales in 2003. The increase in expense for 2004 was a direct result of certain development activities that resulted in the introduction of new product and existing product enhancements during the year. However, the expense increases were at a lower rate than the increase in net sales, resulting in a decline in the percentage to sales.

Restructuring Charge. Due to the retraction of the semiconductor capital equipment market in the second half of 2004, we reduced out workforce by 11%. The restructuring charge totaled $35,000 or 0.2% of net sales for the 2004 year. This charge reflected severance and other benefit costs associated with the reduction. This workforce reduction affected a total of 12 employees all within the manufacturing area.

Other Income (Expense). Interest income for the year ended December 31, 2004 was $6,000 compared to $5,000 for the comparable period in the prior year. This decrease resulted from the decrease in investment in interest-bearing cash and cash equivalents. Interest expense and other totaled $0.9 million or 6.2% of net sales in 2004 year, compared to $1.2 million or 11.0% of net sales for the comparable period in the prior year. The decline in interest expense and other resulted from lower average debt levels due to conversions of our 10% senior convertible debt. In connection with the transfer of our manufacturing operations to Penang, we sold certain fixed and other assets from our St. Paul, Minnesota facility resulting in a gain on sale of $209,000 or 1.9% of net sales for the year ended December 31, 2003. For the year ended December 31, 2004, certain assets were disposed of resulting in a loss on sale of $12,000.

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

Quarterly Results

The following tables present selected unaudited quarterly operating results for the eight fiscal quarters ended December 31, 2005, as well as the data expressed as a percentage of net sales. We believe that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with our consolidated financial statements. The operating results for any quarter are not necessarily indicative of the results for any subsequent period.

	(in thousands, except per share data)
	Quarter Ended
	Dec. 31	Sept. 24	June 25	Mar.26	Dec. 31	Sept. 25	June 26	Mar. 27
	2005	2005	2005	2005	2004	2004	2004	2004
Net sales	$2,029	1,758	$1,322	$1,960	$2,252	$3,859	$4,223	$4,268
Cost of sales	1,627	984	869	1,057	1,394	1,902	2,015	1,975
Gross profit loss	402	774	453	903	858	1,957	2,208	2,293

Operating expenses:
Selling, general and administrative	992	945	1,145	1,131	1,544	1,442	1,337	1,273
Research and development	466	435	491	588	731	788	673	649
Restructuring charge	1	40	66	—	35	—	—	—

Income (loss) from operations	(1,057)	(646)	(1,249)	(816)	(1,452)	(273)	198	371

Other expense	(445)	(346)	(307)	(237)	(305)	(203)	(189)	(195)

Net income (loss)	$(1,502)	$(992)	$(1,556)	$(1,053)	$(1,757)	$(476)	$9	$176

Net income (loss) per share: (1)

Basic	$(0.06)	$(0.04)	$(0.06)	$(0.04)	$(0.07)	$(0.02)	$0.00	$0.01
Diluted	$(0.06)	$(0.04)	$(0.06)	$(0.04)	$(0.07)	$(0.02)	$0.00	$0.01

Weighted average common and common equivalent shares outstanding:

Basic	26,215	26,187	25,567	25,567	25,269	25,237	25,120	24,336
Diluted	26,215	26,187	25,567	25,567	25,269	25,237	28,585	27,985

	Quarter Ended
	Dec. 31	Sept. 24	June 25	Mar. 26	Dec. 31	Sept. 25	June 26	Mar. 27
	2005	2005	2005	2005	2004	2004	2004	2004
Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	80.2	56.0	65.7	53.9	61.9	49.3	47.7	46.3
Gross profit	19.8	44.0	34.3	46.1	38.1	50.7	52.3	53.7
Operating expenses:
Selling, general and administrative	48.9	53.8	86.6	57.7	68.6	37.4	31.7	29.8
Research and development	22.9	24.7	37.1	30.0	32.5	20.4	15.9	15.2
Restructuring charge	0.1	2.3	5.0	—	1.6	—	—	—
Income (loss) from operations	(52.1)	(36.8)	(94.4)	(41.6)	(64.6)	(7.1)	4.7	8.7
Other expense	(22.0)	(19.7)	(23.2)	(12.1)	(13.5)	(5.2)	(4.4)	(4.6)
Net income (loss)	(74.1)%	(56.5)%	(117.6)%	(53.7)%	(78.1)%	(12.3)%	0.3%	4.1%

(1)   The sum of income (loss) per share for the fiscal quarters may differ from annual loss per share due to the required method of computing weighted average number of shares in the respective periods.

Liquidity and Capital Resources

The net loss and decreases in accounts payable were the primary uses of cash in 2005. The net loss and decreases in accounts payable and other accrued liabilities were the primary uses of cash in 2004. The net loss and increase in accounts receivable were the primary uses of cash in 2003. Cash used in operations was $3.2 million, $3.4 million and $2.2 million in 2005, 2004 and 2003, respectively.

We record provisions for doubtful accounts based on specific identification of our accounts receivable. As a result of this examination, no provisions were recorded for the year ended December 31, 2005; however, we wrote off approximately $113,000, which we deemed uncollectible. We recorded no provisions for doubtful accounts for the years ended December 31, 2004 and December 31, 2003, respectively.

Capital expenditures totaled $35,000, $149,000 and $111,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Capital purchases for all periods have been primarily for production and computer equipment and for leasehold improvements. As of December 31, 2005, we had approximately $0.45 million in committed purchase orders outstanding with our vendors and budgeted capital expenditures for 2006 is approximately $0.1 million.

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

On June 30, 2003, we completed the restructuring of $9.29 million, or 92.9%, of our 10% Senior Subordinated Convertible Notes, wherein the participating noteholders agreed to accept stock in lieu of cash for the next four semi-annual interest payment dates beginning June 30, 2003 through December 31, 2004. $10.0 million of the Notes were originally issued in December 2001, resulting in proceeds to us of $9.2 million. As part of this restructuring, the Company amended the Notes of the participating noteholders to reduce the conversion price from $2.60 per share to $1.00 per share for the remainder of the term through December 2006. The agreement also included standard anti-dilution provisions, and required the Company to register the shares with the Securities and Exchange Commission. On February 25, 2005, we completed a second amendment to the agreement with the holders of our 10% Senior Subordinated Convertible Notes, wherein holders of 80% of the remaining Notes, representing $2.9 million, agreed to continue to accept stock in payment of interest for the remaining four interest payments through December 24, 2006. The conversion price was then reduced to $0.85 per share. On April 29, 2005, we completed another financing transaction with Laurus. As a result of the new financing with Laurus, the conversion price for all of the Noteholders who accepted the prior restructuring agreements was at that time reduced to $0.61 per share. As of December 31, 2005, $6.4 million of the Notes have been converted to equity under this agreement, resulting in the issuance of 6,370,081 shares of our common stock to the noteholders.

In July of 2003, we completed negotiations with the majority of our vendors to extend the payment terms of the total amounts owed to them at the time. This resulted in $1.2 million of our payables, or 67% of our total accounts payable at the time, being restructured with a total of 281 vendors. Under the terms of the extended payment plan, we have agreed to make four to eight equal payments beginning on July 30, 2003 until the balances are satisfied. The number of vendors agreeing to this plan represented approximately 61% of our active vendors. As of December 31, 2005, all scheduled contractual payments have been made under this plan.

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

On January 28, 2005, we completed an amendment to the financing agreement with Laurus to defer payments on the long-term convertible note. As part of this amendment, the conversion prices on both notes were reduced. We also issued Laurus at that time a seven-year warrant to purchase 150,000 shares of common stock at $.67 per share.

On April 29, 2005, we completed another financing transaction with Laurus in which we borrowed an additional $2.5 million, and which was convertible into shares of common stock. We also issued Laurus at that time an option to purchase 2,556,651 shares of common stock at an exercise price of $.01 per share. We received net proceeds of approximately $2.4 million at the closing.

On February 17, 2006, we again restructured the financing with Laurus, and increased the total maximum secured indebtedness with Laurus to $9.25 million. The restructured financing now includes a $5.25 million term note. Interest is payable monthly on the term note at the prime rate plus 2.5%. Beginning 360 days after closing, we are required to make monthly payments equal to 1/60th of the principal amount until three years after the closing, at which time the entire remaining principal and accrued interest is due and payable in full. The note is non-convertible. In addition to the $5.25 million note, the working capital line of credit was increased from $3.0 million to $4.0 million, and made non-convertible. The note is payable in full on March 8, 2008. Interest is payable monthly on the note at the prime rate plus 2.5%. The existing $1.2 million over-advance in excess of the borrowing base on the working capital line of credit was extended until April 30, 2007. However, commencing on December 1, 2006, the over-advance is to be reduced by $200,000 each month. The Company also issued Laurus a 10-year option to purchase 2,500,000 shares at an exercise price of $.01 per share. The shares issuable upon exercise of the option have standard registration rights. As a result of the new financing with Laurus, the conversion price for all of the Noteholders who accepted the prior restructuring agreements has been reduced to $0.56 per share.

Our contractual obligations are as follows (in thousands):

	2006	2007	2008	2009	2010	Thereafter
Future rental payments under noncancelable leases	$571.0	$259.0	$13.0	—	—	—

Payments due under long term debt agreements	$3,762.9	$1,103.0	$1,050.0	$3,325.0	—	—

For the year ended December 31, 2005, no common shares were exercised through employee stock options, warrants and our stock purchase plan. For the year ended December 31, 2004, we issued approximately 0.1 million shares of common stock through the exercise of employee stock options and our stock purchase plan, which provided approximately $21,000 in cash to us. For the year ended December 31, 2003, we issued approximately 0.2 million shares of common stock through the exercise of employee stock options and our stock purchase plan, which provided approximately $0.2 million in cash to us.

We believe that these transactions in combination with our existing line of credit will provide the cash necessary to meet our operating, working capital and capital resource obligations through all of 2006.

In the future, we estimate that we may need to raise additional capital through debt or equity offerings to support the continuing requirements of the business due to the retraction of the semiconductor capital equipment market and the potential impacts on our cash flows and results of operations that could result. There is no assurance that additional financing, if needed, will be available on terms and conditions acceptable or favorable to us, if at all.

Federal Tax Matters

We paid only nominal federal and state income taxes in the years ended December 31, 2005, 2004 and 2003. At December 31, 2005, we had federal net operating loss carryforwards for tax reporting purposes of approximately $36.3 million after considering annual limitations under Section 382 of the Internal Revenue Code.

ITEM 7A . Quantitative And Qualitative Disclosures About Market Risk

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically had little impact on us. Inflation has not been a significant factor in our operations in any of the periods presented, and it is not expected to affect operations in the future. A 1% increase in interest rates would increase our interest expense by $92,500 per year. At December 31, 2005, our 10% Senior Convertible Notes carried interest at a fixed rate of 10%. Our short term revolving line of credit and long-term convertible debt carried interest at the prime rate plus 1.75%. The refinancing with Laurus on February 17, 2006 changed this rate to prime plus 2.5%. There is no material market risk relating to our long-term debt.

Impact of New Accounting Standards

SFAS No. 154, Accounting Changes and Error Corrections. In June 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and FASB Statement No. 3. The statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The Company does not expect the adoption of SFAS No. 154 to have a material effect on its financial statements.

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

ITEM 8. Consolidated Financial Statements and Supplementary Data

See Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2005. The financial information by quarter is included in Item 7 of this Annual Report on Form 10-K.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On December 8, 2005, the Registrant’s independent public accountants, Virchow, Krause & Company, LLP (“Virchow Krause”), formally notified the Registrant that it will resign, effective with the completion of the audit for the fiscal year ending December 31, 2005.

Also on December 8, 2005, the Board of Directors, pursuant to the recommendation of the Audit Committee, approved the retention of Olsen, Thielen & Co. Ltd. (“Olsen Thielen”), as the Registrant’s independent public accountants for the fiscal year ending December 31, 2006.

The audit report of Virchow Krause on the financial statements of the Company for the year ended December 31, 2004 contains an explanatory paragraph that raises substantial doubt about the Registrant’s ability to continue as a going concern. The audit reports of Virchow Krause on the financial statements of the Registrant for the last two fiscal years ended December 31, 2004, did not contain any other adverse opinion or disclaimer of opinion, nor were those opinions otherwise qualified or modified as to audit scope or accounting principles. During the Registrant’s two most recent fiscal years ended December 31, 2004, and during the subsequent interim period preceding the resignation of Virchow Krause, there was no disagreement between the Registrant and Virchow Krause on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Virchow Krause’s satisfaction, would have caused Virchow Krause to make reference to the subject matter of the disagreement in connection with its reports. During the Registrant’s two most recent fiscal years and the subsequent interim period through December 8, 2005, there were no reportable events, as that term is defined by Item 304 of Regulation S-K.

No consultations occurred between the Registrant and Olsen Thielen during the two most recent fiscal years ended December 31, 2004, and during the subsequent interim period preceding the resignation of Virchow Krause, regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant’s financial statements, or (2) any matter that was the subject of a disagreement or a reportable event.

ITEM 9A. Controls and Procedures

(a)     Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the evaluation date, our disclosure controls and procedures were not operating effectively with respect to the matters referred to in paragraph (b) below, but were otherwise effective to ensure that the information required to be disclosed by us in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)   Changes in internal controls over financial reporting.

During the course of their audit of our consolidated financial statements for 2005, our independent registered public accounting firm, Virchow, Krause & Company, LLP (Virchow Krause), advised management and the Audit Committee that our internal controls had allowed an error in the inventory reserve calculation due to inconsistent treatment of work in process items from 2004 to 2005. Based on Virchow Krause’s recommendation, management decided that an increase in the inventory reserve of approximately $525,000 was required as of December 31, 2005, to reflect a revaluation of excess inventory and adjustments to inventory consumption rates. The inventory reserve error had no effect on reported results for any of the individual quarters in 2005. As a result of this experience, we revised and expanded our procedures for valuations of excess inventory and estimates of inventory consumption rates, and the related internal controls, to involve greater analysis of historical and projected usage of inventory as well as other data.

During the course of their audit, Virchow Krause recommended changes to certain other of the Company’s controls and procedures, none of which had any impact on the audited financials statements for 2005 or prior years. As of the date of this report, management is in the process of implementing changes to these controls and procedures.

There were no additional changes in our internal control over financial reporting during the fourth quarter of 2005 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

ITEM 9B. Other Information

This item is not applicable.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

The information required by this item concerning directors and executive officers is incorporated by reference from the Proxy Statement to be filed no later than 120 days following our December 31, 2005 year-end.

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

ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)1. Consolidated Financial Statements

(a)3. Exhibits

3A.	Bylaws of MCT. (7)
3B.	Articles of Incorporation of MCT. (7)
3C.	Articles of Amendment dated March 14, 2002 (11).
4.	Specimen Certificate of Common stock. (1)
10A.	Form of Non-Competition Agreement between MCT and certain senior executive officers. (1)
10B.	Stock Purchase Agreement and Commission Agreement between MCT and Cardine & Levy, dated September 25, 1995. (3)
10C.	Employment Agreement with Roger E. Gower dated March 28, 1995. (2)
10D.	Employment Agreement with Dennis L. Nelson dated May 30, 1996. (5)
10E.	Stock Option Plan for Outside Directors as amended through April 10, 2001. (10)
10F.	Incentive Stock Option Plan as amended through April 10, 2001. (10)
10G.	2004 Incentive Stock Plan. (16)

10H.	Former Aseco Corp. 1986 Incentive Stock Option Plan. (9)
10I.	Former Aseco Corp. 1993 Omnibus Stock Plan. (9)
10J.	Former Aseco Corp. 1993 Non-Employee Director Stock Option Plan. (9)
10K.	Lease for MCT’s corporate headquarters dated October 16, 1996. (6)
10L.	Lease for space in Marlborough, Massachusetts dated April 13, 1993. (8)
10M.	Employee Stock Purchase Plan. (4)
10U.	Warrant Purchase Agreement dated July 11, 1992. (1)
10V.	Second Common Stock Warrant Purchase Agreement dated August 10, 1993. (1)
10W.	Form of 10% Senior Subordinated Convertible Note. (11)
10X.	Agreement for Payment of Interest with Stock, effective June 30, 2003. (12)
10Y	Accounts Receivable Financing Agreement with Silicon Valley Bank (13)
10Z	Security Agreement with Laurus Master Fund, Ltd. dated March 9, 2004. (15)
10AA	Securities Purchase Agreement with Laurus Master Fund, Ltd. dated March 9, 2004. (15)
10BB	Secured Convertible Minimum Borrowing Note with Laurus Master Fund, Ltd. dated March 9, 2004. (15)
10CC	Secured Revolving Note with Laurus Master Fund, Ltd dated March 9, 2004. (15)
10DD	Secured Convertible Term Note with Laurus Master Fund, Ltd dated March 9, 2004. (15)
10EE	Minimum Borrowing Note Registration Rights Agreement with Laurus Master Fund, Ltd. dated March 9, 2004. (15)
10FF	Registration Rights Agreement with Laurus Master Fund, Ltd. dated March 9, 2004. (15)
10GG	Common Stock Purchase Warrant with Laurus Master Fund, Ltd. dated March 9, 2004. (15)
10HH

Amendment No. 1 by and between Micro Component Technology, Inc. and Laurus Master Fund, Ltd. dated January 28, 2005 to Secured Convertible Term Note, Secured Revolving Note, Registration Rights Agreement and Minimum Borrowing Note Registration Rights Agreement. (Schedules omitted) (17)

10II	Common Stock Purchase Warrant with Laurus Master Fund, Ltd. dated January 28, 2005. (17)
10JJ	Second Agreement for Payment of Interest with Stock, effective January 31, 2005 (18).
10KK	Security and Purchase Agreement with Laurus Master Fund, Ltd. effective February 17, 2006 (19).
10LL	Secured Non-Convertible Revolving Note with Laurus Master Fund, Ltd effective February 17, 2006 (19).
10MM	Secured Non-Convertible Term Note with Laurus Master Fund, Ltd effective February 17, 2006 (19).
21.	Revised Listing of Subsidiaries of Micro Component Technology, Inc. (11).
23.1	Consent of Virchow, Krause & Company, LLP (filed herewith).
31.1	Certification of Chief Executive Officer (filed herewith).
31.2	Certification of Chief Financial Officer (filed herewith).
32.0	Section 1350 Certification (filed herewith).

(1)	Incorporated by reference to the exhibits to the registration statement on Form S-1 filed by MCT on August 24, 1993, as amended, SEC File Number 33-67846.

(2)	Incorporated by reference to the report on Form 10-Q filed by MCT for the quarter ended March 25, 1995, SEC File No. 0-22384.

(3)	Incorporated by reference to the report on Form 10-Q filed by MCT for the quarter ended September 30, 1995, SEC File No. 0-22384.

(4)	Incorporated by reference to the exhibits to the Post-Effective Amendment to Registration Statement on Form S-8 filed by MCT on July 15, 1996, as amended, SEC File No. 33-85766.

(5)	Incorporated by reference to the exhibits to the report on Form 10-K filed by MCT for the fiscal year ended June 29, 1996, SEC File No. 0-22384.

(6)	Incorporated by reference to the report on Form 10-Q filed by MCT for the quarter ended September 28, 1996, SEC File No. 0-22384.

(7)	Incorporated by reference to the exhibits to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed by MCT on November 18, 1996, SEC File No. 33-98940.

(8)	Incorporated by reference to the Registration Statement on Form S-1, as amended, filed by Aseco Corporation on January 29, 1993, SEC File No. 33-57644.

(9)	Incorporated by reference to the exhibits to the Registration Statement on Form S-8 filed by MCT on January 31, 2000, SEC File No. 333-95765.

(10)	Incorporated by reference to the definitive proxy materials for the 2001 Annual Stockholders Meeting, filed April 30, 2001.

(11)	Incorporated by reference to the report on Form 10-K filed by MCT for the period ended December 31, 2001, SEC File No. 0-22384.

(12)	Incorporated by reference to the report on Form 10-Q filed by MCT for the quarterly period ended June 28, 2003, SEC File No. 0-22384.

(13)	Incorporated by reference to the report on Form 10-Q filed by MCT for the quarterly period ended September 27, 2003, SEC File No. 0-22384.

(14)	Incorporated by reference to the report on Form 10-K filed by MCT for the period ended December 31, 2002, SEC File No. 0-22384.

(15)	Incorporated by reference to the report on Form 10-K filed by MCT for the period ended December 31, 2003, SEC File No. 0-22384.

(16)	Incorporated by reference to the exhibits to the Registration Statement on Form S-8 filed by MCT on July 16, 2004, SEC File No. 333-117407.

(17)	Incorporated by reference to the report on Form 8-K filed by MCT on February 3, 2005.

(18)	Incorporated by reference to the report on Form 8-K filed by MCT on February 24, 2005.

(19)	Incorporated by reference to the report on Form 8-K filed by MCT on February 25, 2006.

MICRO COMPONENT TECHNOLOGY, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGSITERED PUBLIC ACCOUNTING FIRM

To the Audit Committee, Stockholders and Board of Directors of

Micro Component Technology, Inc. and Subsidiaries

St. Paul, MN

We have audited the accompanying consolidated balance sheets of Micro Component Technology, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2005, 2004 and 2003. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Micro Component Technology, Inc. and Subsidiaries as of December 31, 2005 and 2004 and the results of their operations and their cash flows for the years ended December 31, 2005, 2004 and 2003 in conformity with U.S. generally accepted accounting principles.

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

/s/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota

February 3, 2006

(Except for Note 12, as to which the date is February 17, 2006)

MICRO COMPONENT TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$77	$166
Accounts receivable, less allowance for doubtful accounts of $148 and $215, respectively	1,661	2,035
Inventories	2,194	3,057
Other	169	189
Total current assets	4,101	5,447

Property, plant and equipment, net	148	270
Debt issuance costs, net of accumulated amortization of $1,005 and $807, respectively	276	371
Other assets	21	34
Total assets	$4,546	$6,122

Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of long-term debt	$133	$67
Bank line of credit, net of discounts of $42 and $78, respectively	2,630	1,583
Accounts payable	425	967
Accrued compensation	382	430
Accrued interest	234	56
Accrued warranty	153	162
Customer prepayments and unearned service revenue	152	237
Other accrued liabilities	180	208
Total current liabilities	4,289	3,710

Long-term debt, net of discounts of $545 and $208, respectively	3,683	1,458
10% senior subordinated convertible debt	3,630	3,630
Total liabilities	11,602	8,798

Commitments and contingencies (Note 9)

Stockholders’ deficit:
Preferred stock, $.01 par value, 1,000,000 authorized, none issued and outstanding
Common stock, $.01 par value, 55,000,000 authorized 26,215,388 and 25,566,511 issued, respectively	262	256
Additional paid-in capital	97,670	97,022
Cumulative other comprehensive loss	—	(69)
Accumulated deficit	(104,988)	(99,885)
Total stockholders’ deficit	(7,056)	(2,676)
Total liabilities and stockholders’ deficit	$4,546	$6,122

See Notes to Consolidated Financial Statements.

MICRO COMPONENT TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended
	December 31,	December 31,	December 31,
	2005	2004	2003

Net sales	$7,069	$14,602	$11,123
Cost of sales:
Product	4,012	8,830	7,336
Inventory reserve adjustments	525	(1,544)	(1,041)
Total cost of sales	4,537	7,286	6,295
Gross profit	2,532	7,316	4,828

Operating expenses:
Selling, general, and administrative	4,213	5,596	4,872
Research and development	1,980	2,841	2,351
Restructuring charge	107	35	266
Total operating expenses	6,300	8,472	7,489

Loss from operations	(3,768)	(1,156)	(2,661)

Other income (expense):
Interest income	13	6	5
Interest expense	(1,247)	(868)	(1,195)
Gain (loss) on sale of property and equipment	—	14	209
Other income (expense)	(101)	(44)	(26)

Loss before income taxes	(5,103)	(2,048)	(3,668)
Income tax provision	—	—	—

Net loss	$(5,103)	$(2,048)	$(3,668)

Net loss per common share:
Basic and diluted	$(0.20)	$(0.08)	$(0.21)

Weighted average common and common equivalent shares outstanding:
Basic	25,894	25,013	17,606
Diluted	25,894	25,013	17,606

See Notes to Consolidated Financial Statements.

MICRO COMPONENT TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(in thousands, except share data)

	Common Stock					Cumulative
			Additional			Other
		Par	Paid-in	Comprehensive	Accumulated	Comprehesive
	Shares	Value	Capital	Loss	Deficit	Loss

Balance at December 31, 2002	14,152,520	$142	$88,302		$(94,169)	$(69)

Net loss				$(3,668)	(3,668)
Shares issued in private placement, net of offering costs	3,166,869	32	1,005
Shares issued on conversion of 10% senior subordinated convertible debt, net	2,660,081	27	2,634
Shares issued in lieu of interest	1,007,830	10	543
Shares issued on exercise of options, net	150,000	1	181
Shares issued through employee stock purchase plan	8,000	—	3
Comprehensive loss				$(3,668)

Balance at December 31, 2003	21,145,300	$212	$92,668		$(97,837)	$(69)
Net loss				$(2,048)	(2,048)
Shares issued on conversion of 10% senior subordinated convertible debt, net	3,710,000	37	3,673
Shares issued in lieu of interest	654,260	7	659
Shares issued on exercise of options / warrants, net	56,951	—	22
Comprehensive loss				$(2,048)

Balance at December 31, 2004	25,566,511	$256	$97,022		$(99,885)	$(69)

Net loss				$(5,103)	(5,103)
Cumulative translation adj				69		69
Shares issued in lieu of interest	648,874	6	124
Discounts on long-term debt	—	—	524
Shares issued on exercise of options / warrants, net	—	—	—
Comprehensive loss				$(5,034)

Balance at December 31, 2005	26,215,385	$262	$97,670		$(104,988)	$—

See Notes to Consolidated Financial Statements.

MICRO COMPONENT TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 31, 2005	December 31, 2004	December 31, 2003
Cash flows from operating activities:
Net loss	$(5,103)	$(2,048)	$(3,668)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	191	450	482
Amortization	420	267	180
Inventory reserve adjustments	525	(1,544)	(1,041)
(Gain) loss on disposal of property and equipment	—	14	(209)
Changes in operating assets and liabilities:
Accounts receivable	374	(496)	(753)
Inventories	275	1,651	1,291
Other assets	33	106	(56)
Accounts payable	(99)	(746)	703
Accrued restructuring costs	—	—	(153)
Other accrued liabilities	138	(1,084)	1,058
Net cash used in operating activities	(3,246)	(3,430)	(2,166)

Cash flows from investing activities:
Additions to property, plant and equipment	(33)	(149)	(111)
Proceeds from disposition of property	28	—	253
Net cash provided (used) in investing activities	(5)	(149)	142

Cash flows from financing activities:
Payments on long-term debt	(315)	(267)	(29)
Proceeds (Payments) on bank line of credit	1,011	(348)	348
Proceeds from institutional line of credit, net of discount	—	1,661	—
Issuance of long-term convertible note, net of debt issue costs	2,397	1,657	—
Proceeds from issuance of stock, net of stock issuance costs	—	(36)	1,223
Net cash provided by financing activities	3,093	2,667	1,542

Effects of exchange rate changes	69	—	—

Net decrease in cash and cash equivalents	(89)	(912)	(482)

Cash and cash equivalents at beginning of period	166	1,078	1,560

Cash and cash equivalents at end of period	$77	$166	$1,078

Supplemental disclosure:
Non-cash investing and financing activities:
Stock issued in lieu of interest	$130	$642	$553
Discount on issuance of long-term debt	524	—	—
Stock issued in conversion of 10% senior subordinated debt	—	3,710	2,661
Conversion of accounts payable into long term debt	450	—	—

Cash paid for interest	$503	$228	$591

See Notes to Consolidated Financial Statements.

MICRO COMPONENT TECHNOLOGY, INC. AND SUBSIDIARIES

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

As of December 31, 2005, we had cash and cash equivalents of $77,000, working capital of negative $188,000, assets totaling $4.5 million, liabilities totaling $11.6 million and an accumulated deficit of $105.0 million for the year then ended. We expect to continue to expend cash and incur operating losses at the current net sales levels, but to a lesser extent than the twelve months ended December 31, 2005 as certain operating expenses are expected to decline from 2005 levels. Our ability to generate cash and operating income is dependent on increasing our customer base to expand the penetration of our product technology and the realization of our lower operating expense targets.

On February 17, 2006, we restructured the financing with Laurus, and increased the total maximum secured indebtedness with Laurus to $9.25 million from $7.0 million. The restructured financing now includes a $5.25 million term note. Interest is payable monthly on the term note at the prime rate plus 2.5%. Beginning 360 days after closing, we are required to make monthly payments equal to 1/60th of the principal amount until three years after the closing, at which time the entire remaining principal and accrued interest is due and payable in full. The note is non-convertible. In addition to the $5.25 million note, the working capital line of credit was increased from $3.0 million to $4.0 million, and made non-convertible. The note is payable in full on March 8, 2008. Interest is payable monthly on the note at the prime rate plus 2.5%. The existing $1.2 million over-advance in excess of the borrowing base on the working capital line of credit was extended until April 30, 2007. However, commencing on December 1, 2006, the over-advance is to be reduced by $200,000 each month. The Company also issued Laurus a 10-year option to purchase 2,500,000 shares at an exercise price of $.01 per share. The shares issuable upon exercise of the option have standard registration rights.

The Company believes that the combination of reduced spending, increasing our customer base to further enable the penetration of our product technology, the amendment of our existing credit facility and the amendment of our agreement with the holders of our 10% Senior Convertible Notes, each discussed in Note 13, contained elsewhere herein, will provide the cash necessary to meet our operating, working capital and capital resource obligations through all of 2006.

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

Financial Instruments

The carrying amounts for all financial instruments approximates fair value. The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates fair value because of the short maturity of these instruments. The fair value of capital lease obligations, note payable and long-term debt approximates the carrying amounts based upon the Company’s expected borrowing rate for debt with similar remaining maturities and comparable risk.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with original maturities of 90 days or less to be cash equivalents. We place our temporary cash investments with high credit quality financial institutions. At times such investments may be in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit.

Accounts Receivable

We review customers’ credit history before extending unsecured credit and establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers and other information. Invoice terms can vary from net 30 days, to percentage amounts of the total customer purchase order tied to acceptance criteria. The Company does not accrue interest on past due accounts receivable. The Company writes off receivables when they are deemed uncollectible after all collection attempts have failed. Accounts receivable are shown net of an allowance for doubtful accounts of $148,000 and $215,000 at December 31, 2005 and 2004, respectively.

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

Product Warranty

At the time the product is sold, estimated costs of warranty obligations to customers are charged to expense and a related accrual is established.

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

If compensation cost for our stock option and employee stock purchase plans had been determined based on the fair value at the grant dates, consistent with the method provided in SFAS No. 148 and SFAS No. 123, our net loss and net loss per share would have been as follows:

	Years Ended
	Dec. 31 2005	Dec 31 2004	Dec. 31 2003
Net loss, in thousands:
As reported	$(5,103)	$(2,048)	$(3,668)
Fair value compensation expense	(184)	(1,581)	(985)
Pro forma	$(5,287)	$(3,629)	$(4,653)

Net loss per share – basic:
As reported	$(0.20)	$(0.08)	$(0.21)
Fair value compensation expense	(0.01)	(0.06)	(0.06)
Pro forma	$(0.21)	$(0.14)	$(0.27)

Net loss per share – diluted:
As reported	$(0.20)	$(0.08)	$(0.21)
Fair value compensation expense	(0.01)	(0.06)	(0.06)
Pro forma	$(0.21)	$(0.14)	$(0.27)

Stock Based Compensation:
As reported	$—	$—	$—
Fair value compensation expense	(184)	(1,581)	(985)
Pro forma	$(184)	$(1,581)	$(985)

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

The fair value of options granted under the stock option and employee stock purchase plans for the years ended December 31, 2005, 2004, and 2003 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions and results:

	Years Ended
	Dec. 31, 2005	Dec. 31, 2004	Dec. 31, 2003

Dividend yield	0.00%	0.00%	0.00%
Expected volatility	94.31%	93.53%	139.76%
Risk-free interest rate	3.89%	3.41%	2.52%
Expected life of options	3.5 years	3.5 years	3.5 years
Fair value per share of options granted	$0.21	$0.87	$0.70

Foreign Currency Translation

Assets and liabilities of the foreign subsidiary are translated to U.S. dollars at year-end rates, and the statements of operations are translated at average exchange rates during the year. Translation adjustments arising from the translation of the foreign affiliates’ net assets into U.S. dollars were recorded in cumulative other comprehensive income until 1999. During 1999, the foreign subsidiary’s functional currency changed to the U.S. dollar due principally to a significant shift in the amount of activity denominated in U.S. dollars versus the local currency. All translation adjustments are now recorded in the consolidated statements of operations. For the year ended December 31, 2005, we expensed the cumulative translation adjustment of $69,000.

Reclassifications

Certain amounts previously reported in the 2003 consolidated financial statements have been reclassified to conform to the 2005 and 2004 presentations. These reclassifications had no effect in previously reported net loss or stockholders’ deficit.

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

In June 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and FASB Statement No. 3. The statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The Company does not expect the adoption of SFAS No. 154 to have a material effect on its financial statements.

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

	Years Ended
	December 31, 2005(1)	December 31, 2004(1)	December 31, 2003(1)

Weighted average common shares outstanding	25,894	25,013	17,125
Effect of dilutive stock options and warrants	—	—	—
Effect of convertible debt	—	—	—
	25,894	25,013	17,125

(1)   We reported a loss for the period. No adjustment was made for the effect of stock options, warrants or convertible debt as the effect was anti-dilutive. Stock options and warrants outstanding totaled 5,013,398 shares at December 31, 2005, 3,358,058 shares at December 31, 2004 and 2,882,468 shares at December 31, 2003. We also have potentially issuable common shares of 5,950,687 related to our 10% Senior Subordinated Convertible Notes described in Note 7 contained elsewhere herein.

NOTE 3 - RESTRUCTURING CHARGES

The restructuring charges described below were incurred and paid within the years as set forth below.

2005 Restructuring Charges

During the second quarter of 2005, in response to the continuing downturn in the semiconductor capital equipment market, we reduced our workforce across all functional areas by approximately 7% resulting in a restructuring charge of $66,000. This charge reflected severance and other benefit costs associated with this reduction. This workforce reduction affected a total of seven employees across all functional areas.

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

On June 9, 2003, the Company completed a one-year, $2.5 million secured working capital line of credit agreement with a bank. The advances bear interest at prime plus 2.0% (6% at December 31, 2003). As of December 31, 2003, $348,000 was outstanding under this agreement. This loan was terminated in 2004.

On March 9, 2004, we completed a $5.0 million financing transaction with an institutional lender, Laurus Master Fund, Ltd. (“Laurus”), secured by all of the assets of the Company. The financing included a $3.0 million working capital line of credit and a $2.0 million long-term note. The notes were partially convertible into shares of our common stock. In connection with the transaction, we issued to Laurus a seven-year warrant to purchase 400,000 shares of common stock at exercise prices ranging from $2.30 to $2.88 per share. The secured loan in existence at that time with a prior lender was terminated.

On January 28, 2005, we completed an amendment to the financing agreement with Laurus to defer payments on the long-term convertible note. As part of this amendment, the conversion prices on both notes were reduced. We also issued Laurus at that time a seven-year warrant to purchase 150,000 shares of common stock at $.67 per share.

On April 29, 2005, we completed another financing transaction with Laurus in which we borrowed an additional $2.5 million, and which was convertible into shares of common stock. We also issued Laurus at that time an option to purchase 2,556,651 shares of common stock at an exercise price of $.01 per share. We received net proceeds of approximately $2.4 million at the closing.

On February 17, 2006, we again restructured the financing with Laurus, and increased the total maximum secured indebtedness with Laurus to $9.25 million. The restructured financing now includes a $5.25 million term note. Interest is payable monthly on the term note at the prime rate plus 2.5%. Beginning 360 days after closing, we are required to make monthly payments equal to 1/60th of the principal amount until three years after the closing, at which time the entire remaining principal and accrued interest is due and payable in full. The note is non-convertible. In addition to the $5.25 million note, the working capital line of credit was increased from $3.0 million to $4.0 million, and made non-convertible. The note is payable in full on March 8, 2008. Interest is payable monthly on the note at the prime rate plus 2.5%. The existing $1.2 million over-advance in excess of the borrowing base on the working capital line of credit was extended until April 30, 2007. However, commencing on December 1, 2006, the over-advance is to be reduced by $200,000 each month. The Company also issued Laurus a 10-year option to purchase 2,500,000 shares at an exercise price of $.01 per share. The shares issuable upon exercise of the option have standard registration rights.

NOTE 5 – BALANCE SHEET INFORMATION

The allowance for doubtful accounts receivable was as follows (in thousands):

	December 31, 2005	December 31, 2004

Beginning balance	$215	$303
Provisions	46	—
Write offs	(113)	(88)
Ending balance	$148	$215

Provisions are charged to selling, general and administrative expense.

Major components of inventories were as follows (in thousands):

	December 31, 2005	December 31, 2004

Raw materials	$1,783	$2,078
Work-in-process	394	765
Finished goods	17	214
	$2,194	$3,057

In accordance with accounting principles generally accepted in the United States of America, we value our inventories at the lower of cost or market.

The following table provides the inventory reserves for the years ended December 31, 2005 and 2004.

	2005	2004

Inventory reserve balance - beginning	$7,149	$8,996
Release of inventory reserve on sale of goods	(61)	(1,544)
Release of inventory reserve on scrap of goods	(212)	(303)
Additional inventory reserve	525	—
Inventory reserve balance- ending	$7,401	$7,149

We provide a standard thirteen month warranty program for our equipment products. We record provisions for warranty claims for these products based upon historical claim performance. The following table provides the expense recorded and charges against our reserves for the years ended December 31, 2005 and 2004.

	2005	2004

Accrued warranty balance - beginning	$162	$181
Provision	62	107
Warranty claims	(71)	(126)
Accrued warranty balance- ending	$153	$162

Property, plant and equipment were as follows (in thousands):

	December 31, 2005	December 31, 2004

Leasehold improvements	$188	$284
Machinery and equipment	2,070	2,264
Furniture and fixtures	208	297
	2,466	2,845
Less accumulated depreciation	2,318	(2,575)
	$148	$270

NOTE 6 - LONG-TERM DEBT

Long-term debt and financing obligations were as follows (in thousands):

	December 31, 2005	December 31, 2004

Long-term Laurus notes, net of discounts of $545 and $208, respectively	$3,455	$1,525
Long-term CA lease	361	—
Less: current portion	(133)	(67)
Total long-term debt	$3,683	$1,458

10% senior subordinated convertible notes	$3,630	$3,630

On March 9, 2004, we completed a $5.0 million financing transaction with an institutional lender, Laurus Master Fund, Ltd. (“Laurus”), secured by all of the assets of the Company. The financing included a $3.0 million working capital line of credit and a $2.0 million long-term note. The notes were partially convertible into shares of our common stock. In connection with the transaction, we issued to Laurus a seven-year warrant to purchase 400,000 shares of common stock at exercise prices ranging from $2.30 to $2.88 per share. The secured loan in existence at that time with a prior lender was terminated.

On January 28, 2005, we completed an amendment to the financing agreement with Laurus to defer payments on the long-term convertible note. As part of this amendment, the conversion prices on both notes were reduced. We also issued Laurus at that time a seven-year warrant to purchase 150,000 shares of common stock at $.67 per share.

On April 29, 2005, we completed another financing transaction with Laurus in which we borrowed an additional $2.5 million, and which was convertible into shares of common stock. We also issued Laurus at that time an option to purchase 2,556,651 shares of common stock at an exercise price of $.01 per share. We received net proceeds of approximately $2.4 million at the closing.

On February 17, 2006, we again restructured the financing with Laurus, and increased the total maximum secured indebtedness with Laurus to $9.25 million. The restructured financing now includes a $5.25 million term note. Interest is payable monthly on the term note at the prime rate plus 2.5%. Beginning 360 days after closing, we are required to make monthly payments equal to 1/60th of the principal amount until three years after the closing, at which time the entire remaining principal and accrued interest is due and payable in full. The note is non-convertible. In addition to the $5.25 million note, the working capital line of credit was increased from $3.0 million to $4.0 million, and made non-convertible. The note is payable in full on March 8, 2008. Interest is payable monthly on the note at the prime rate plus 2.5%. The existing $1.2 million over-advance in excess of the borrowing base on the working capital line of credit was extended until April 30, 2007. However, commencing on December 1, 2006, the over-advance is to be reduced by $200,000 each month. The Company also issued Laurus a 10-year option to purchase 2,500,000 shares at an exercise price of $.01 per share. The shares issuable upon exercise of the option have standard registration rights. The term debt has been classified as long-term due to the refinancing subsequent to year-end (see Note 12) in accordance with SFAS 6, Classification of Short-Term Obligations Expected to Be Refinanced as Amended by ARB No. 43, Chapter 3d.

In December 2001, we issued $10.0 million of 10% Senior Subordinated Convertible Notes due in 2006 to a group of accredited investors. These Notes were initially convertible into our common stock at a conversion price equal to $2.60 per share. The Notes are redeemable by us at any time after January 3, 2004 as long as the market price of our common stock equals or exceeds 150% of the conversion price. Proceeds from the Notes, net of debt issuance costs, totaled $9.2 million. Holders of the Notes have standard registration rights if they convert the Notes to common stock. The Note Purchase Agreement between us and the holders of the Notes contains certain affirmative and negative covenants. Among other things, these covenants prohibit us from paying dividends to our shareholders or incurring more than $5.0 million of indebtedness that is senior to, or ranks the same as the Notes. The covenants also require us to comply with applicable laws and regulations, maintain a market for our common stock, and provide the Note holders with copies of our SEC reports and certain other information. There are no financial covenants related to these Notes. On June 30, 2003, we completed the restructuring of $9.29 million, or 92.9%, of our 10% Senior Subordinated Convertible Notes, wherein the participating noteholders agreed to accept stock in lieu of cash for the next four semi-annual interest payment dates beginning June 30, 2003 through December 31, 2004, and the conversion price for the Notes was reduced to $1.00 per share. On February 25, 2005, we completed a second amendment to the agreement with the holders of our 10% Senior Subordinated Convertible Notes, wherein holders of 80% of the remaining Notes, representing $2.9 million, agreed to continue to accept stock in payment of interest for the remaining four interest payments through December 24, 2006. As part of this amendment, we agreed to reduce the Note conversion price to $0.85 per share, and use our best efforts to register the shares with the SEC. On April 29, 2005, we completed another financing transaction with Laurus. As a result of the new financing with Laurus, the conversion price for all of the Noteholders who accepted the prior restructuring agreements was at that time reduced to $0.61 per share. During the year ended December 31, 2004, principal in the amount of $3.71 million and interest in the amount of $642,000 were converted into 4,364,260 shares of common stock. During the year ended December 31, 2003, principal in the amount of $2.66 million and interest in the amount of $553,000 were converted into 3,667,911 shares of common stock. There was no beneficial conversion of the Notes payable into common stock as defined in EITF 00-27 of “Application of Issue No. 98-5 to Certain Convertible Instruments.”

On April 11, 2005, judgement was entered against the Company in Superior Court of California in the amount of $379,000 plus legal and court costs for a total amount of $547,000 in a lawsuit brought by a prior landlord. The Company has reached an agreement with the landlord that will allow the Company to pay the judgement over a 30-month period for a total amount of $443,000 plus interest at 10% per annum.

Payments due under debt obligations, including additional amounts borrowed subsequent to year-end (see Note 12) are as follows: 2006 - $3,763,000, 2007 - $1,103,000; 2008 - $1,050,000; and 2009 - $3,325,000.

NOTE 7 - INCOME TAXES

The Company incurred losses for the years ended December 31, 2005, 2004, and 2003, respectively, and recorded no provision for income taxes.

The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense recorded in the consolidated financial statements was as follows:

	Years Ended December 31,
	2005	2004	2003

Tax (benefit) at statutory rate	(35.0)%	(35.0)%	(35.0)%
Effect of graduated tax rates	1.0	1.0	1.0
State taxes	(3.0)	(3.0)	(3.0)
Adjustment for valuation allowance	37.0	37.0	37.0
	0.0%	0.0%	0.0%

As of December 31, 2005, we had federal net operating loss (NOL) carryforwards totaling approximately $36.3 million and tax credit carryforwards of approximately $122,000 which can be used to reduce future taxable income. Such tax loss and tax credit carryforwards begin to expire in 2012. Changes in the ownership of the Company have placed limitations on the annual usage of these NOLs. Future changes in ownership may place additional limitations on these losses.

The components of the deferred tax asset is as follows:

	December 31, 2005	December 31, 2004

Net operating loss carryfowards	$13,431	$11,100
Inventories	3,068	3,108
Accrued expenses	235	162
Other	269	352
Valuation allowance	(17,003)	(14,722)
	$—	$—

The Company has recorded a full valuation allowance against the asset because, in the opinion of management, it is more like than not that some portion or all of the deferred tax assets will not be realized.

NOTE 8 - ACCOUNTS PAYABLE – LONG TERM

In July of 2003, we completed negotiations with the majority of our vendors to extend the payment terms of the total amounts owed to them at the time. This resulted in $1.2 million of our payables, or 67% of our total accounts payable at the time, being restructured with a total of 281 vendors. Under the terms of the extended payment plan, we agreed to make four to eight equal payments beginning on July 30, 2003 until the balances are satisfied. The number of vendors agreeing to this plan represented approximately 61% of our active vendors. As of December 31, 2005, all scheduled contractual payments have been made under this plan. The following sets forth the amounts due under this plan:

	December 31, 2005	December 31, 2004

Total accounts payable due under the plan	$—	$183,000
Less: Current Portion due under the plan	—	(183,000)

Total long-term accounts payable due under the plan	$—	$—

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

Total rent expense charged to operations, primarily for facilities and equipment, was $615,000, $814,000 and $847,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

The future minimum rental payments at December 31, 2005, due under noncancelable operating leases, are as follows: 2006 - $571,000; 2007 - $259,000 ; 2008 - $13,000 and zero thereafter.

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

As of December 31, 2005, we have also reserved a total of 9,563,077 shares of common stock for issuance upon conversion of the Notes described in Note 7. As of December 31, 2005, 6,370,081 shares of stock have been issued from this reserve pursuant to the conversion features of the Notes described in Note 7.

As of December 31, 2005, we have also reserved a total of 2,092,350 shares of common stock for issuance upon conversions in connection with the secured financing described in Note 7. As of December 31, 2005, no shares of stock have been issued from this reserve pursuant to the conversion features of the convertible debt described in Note 5. Debt subsequently made non-convertible described in Note 13.

We have also reserved 150,000 shares of common stock for the grant of non-qualified stock options for outside directors, consultants, advisors and employees.

Shares subject to options under these plans were as follows:

Options	Shares	Exercise Price Range	Weighted Average Exercise Price Per Share

Outstanding at December 31, 2001	2,337,915	$1.00 to $11.25	$3.44

Granted	633,109	$0.69 to $3.55	$2.07
Exercised	(49,176)	$1.00 to $2.62	$1.66
Expired	(245,097)	$1.94 to $11.25	$4.98

Outstanding at December 31, 2002	2,676,751	$0.69 to $11.25	$3.01

Granted	1,060,000	$0.90 to $1.27	$0.97
Exercised	(150,000)	$1.22	$1.22
Expired	(999,633)	$0.69 to $11.25	$3.01

Outstanding at December 31, 2003	2,587,118	$0.69 to 11.25	$2.27

Granted	390,000	$0.88 to $2.04	$1.23
Exercised	(26,750)	$0.69 to $0.90	$0.79
Expired	(226,822)	$0.69 to $7.75	$2.52

Outstanding at December 31, 2004	2,723,546	$0.69 to 11.25	$2.13

Granted	890,000	$0.16 to $0.36	$1.23
Exercised	—	—	—
Expired	(1,941,311)	$0.36 to $9.25	$1.98

Outstanding at December 31, 2005	1,672,235	$0.16 to 11.25	$1.33

Exercisable at December 31, 2005	1,632,235	$0.16 to 11.25	$1.38

Options outstanding at December 31, 2005 had exercise prices ranging from $0.16 to $11.25 per share as summarized in the following table:

Range of Exercise Prices	Number Outstanding at Dec. 31, 2005	Weighted Average Remaining Life	Weighted Average Exercise Price Per Share	Number Exercisable at Dec. 31, 2005
$0.16 to $1.56	1,251,235	2.3 years	$0.58	1,211,235
$1.84 to $2.95	211,500	5.4 years	$2.50	211,500
$3.19 to $4.00	139,500	3.6 years	$3.29	139,500
$5.44 to $7.75	60,000	4.2 years	$7.13	60,000
$9.25 to $11.25	10,000	4.2 years	$11.25	10,000
$0.16 to $11.25	1,672,235	2.9 years	$1.35	1,632,235

At December 31, 2005 and 2004, 765,000 shares were available for future grants under the terms of these plans. In December of 2004, the Compensation Committee of the Board of Directors approved the acceleration of the vesting of all of the then outstanding options under all plans. At the time of this approval all option exercise prices exceeded the public market price of the underlying common shares. This action resulted in 1,029,500 shares being accelerated with respect to their original vesting dates.

In February 1996, the Board of Directors adopted the Employee Stock Purchase Plan and reserved 300,000 shares of common stock for issuance under the Plan. Eligible employees can elect under the Plan to contribute between two percent and ten percent of their base pay each plan year (June 1 - May 31) to purchase shares of common stock at a price per share equal to 85 percent of market value on the first day of the plan year or the last day of the plan year, whichever is lower. Employee contributions are deducted from their regular salary or wages. The maximum number of shares that can be purchased by an employee in any plan year is 1,000 shares. For the years ended December 31, 2005 and 2004, no shares were issued under the plan. For the year ended December 31, 2003, 8,000 shares were issued under the plan at a price of $0.37. For the year ended December 31, 2002, 28,551 shares were issued under the plan at prices ranging from $2.59 to $2.68 at a weighted average price of $2.68. Approximately 122,900 shares remain reserved for future issuances.

NOTE 11 - SEGMENT, GEOGRAPHIC, CUSTOMER INFORMATION AND CONCENTRATION OF CREDIT RISK

We operate in one industry segment supplying automated equipment test handlers to the semiconductor industry. Net sales to customers located in the three geographic regions in which we operate are summarized as follows (in thousands):

	Years Ended
	Dec. 31, 2005	Dec. 31, 2004	Dec. 31, 2003
United States	$1,205	$2,769	$3,725
Asia	5,550	10,640	6,989
Europe	314	1,193	409
	$7,069	$14,602	$11,123

Although our primary manufacturing facility is located in Penang, Malaysia, we do not hold a material amount of long-lived assets outside of the United States. Of our inventory reflected on the Company balance sheet as of December 31, 2005, $2.5 million was located in our facility in Penang, Malaysia.

During the year ended December 31, 2005 our top ten customers accounted for approximately 92% of net sales with three customers accounting for approximately 53.3% and one customer accounting for approximately 33% of net sales. During the year ended December 31, 2004 our top ten customers accounted for approximately 93% of net sales with three customers accounting for approximately 65% of net sales and one customer accounting for approximately 26% of net sales. During the year ended December 31, 2003, our top ten customers accounted for approximately 86% of net sales with three customers accounting for approximately 50% of net sales and one customer accounting for approximately 32% of net sales. As of December 31, 2005, one customer accounted for 55.6% of our total net accounts receivable.

NOTE 12 – SUBSEQUENT EVENT

On February 17, 2006, we restructured the financing with Laurus, and increased the total maximum secured indebtedness with Laurus to $9.25 million. The restructured financing now includes a $5.25 million term note. Interest is payable monthly on the term note at the prime rate plus 2.5%. Beginning 360 days after closing, we are required to make monthly payments equal to 1/60th of the principal amount until three years after the closing, at which time the entire remaining principal and accrued interest is due and payable in full. The note is non-convertible. In addition to the $5.25 million note, the working capital line of credit was increased from $3.0 million to $4.0 million, and made non-convertible. The note is payable in full on March 8, 2008. Interest is payable monthly on the note at the prime rate plus 2.5%. The existing $1.2 million over-advance in excess of the borrowing base on the working capital line of credit was extended until April 30, 2007. However, commencing on December 1, 2006, the over-advance is to be reduced by $200,000 each month. The Company also issued Laurus a 10-year option to purchase 2,500,000 shares at an exercise price of $.01 per share. The shares issuable upon exercise of the option have standard registration rights.

As a result of the new financing with Laurus, the conversion price for all of the Noteholders who accepted the prior restructuring agreements has been reduced to $0.56 per share due to the conversion provision in the Note documents.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of St. Paul, State of Minnesota, on March 30, 2006.

MICRO COMPONENT TECHNOLOGY, INC.

By:	/s/ Roger E. Gower
Roger E. Gower
President, Chief Executive Officer,
Chairman of the Board and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 30, 2006.

Signature	Capacity

/s/Roger E. Gower	President, Chief Executive Officer,
Roger E. Gower	Chairman of the Board and Director

/s/BachThuy T. Vo	Interim Chief Financial Officer
BachThuy T. Vo

/s/Donald J. Kramer	Director
Donald J. Kramer

/s/David M. Sugishita	Director
David M. Sugishita

/s/Donald R. VanLuvanee	Director
Donald R. VanLuvanee

/s/Patrick Verderico	Director
Patrick Verderico