Form 10-Q
period 2006-04-01
MICRO COMPONENT TECHNOLOGY INC
filed 2006-05-10
CIK 911149

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2006

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

The number of shares outstanding of the Registrant’s Common Stock, as of May 10, 2006 was 27,365,358.

MICRO COMPONENT TECHNOLOGY, INC.

FORM 10-Q

MICRO COMPONENT TECHNOLOGY, INC. AND SUBSIDIARIES

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	April 1, 2006	December 31, 2005
Assets
Current assets
Cash and cash equivalents	$299	$77
Accounts receivable, less allowance for doubtful accounts of $127 and $148, respectively	2,016	1,661
Inventories	2,423	2,194
Other	147	169
Total current assets	4,885	4,101

Property, plant and equipment, net	130	148

Debt issuance costs, net of accumulated amortization of $1,252 and $1,005, respectively	376	276
Other assets	15	21

Total assets	$5,406	$4,546

Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of long-term debt, net of discounts of $19 and $0, respectively	$3,862	$133
Bank line of credit, net of discounts of $0 and $42, respectively	2,596	2,630
Accounts payable	783	425
Accrued compensation	337	382
Accrued interest	160	234
Accrued warranty	161	153
Customer prepayments and unearned service revenue	263	152
Other accrued liabilities	120	180
Total current liabilities	8,282	4,289

Long-term debt, net of discounts of $1,103 and 545, respectively	4,242	3,683
10% senior subordinated convertible debt	—	3,630
Total liabilities	12,524	11,602

Stockholders’ deficit:
Preferred stock, $.01 par value, 1,000,000 authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 55,000,000 authorized, 27,365,358 and 26,215,388 issued, respectively	274	262
Additional paid-in capital	98,679	97,670
Accumulated deficit	(106,071)	(104,988)
Total stockholders’ deficit	(7,118)	(7,056)
Total liabilities and stockholders’ deficit	$5,406	$4,546

See notes to unaudited condensed consolidated financial statements

MICRO COMPONENT TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	April 1, 2006	March 26, 2005
Net sales	$2,375	$1,960
Cost of sales	1,181	1,057

Gross profit	1,194	903

Operating expenses:
Selling, general and administrative	945	1,131
Research and development	518	588

Total operating expenses	1,463	1,719

Loss from operations	(269)	(816)

Interest income	—	1
Interest expense and other	(814)	(238)

Total interest and other	(814)	(237)

Net loss	$(1,083)	$(1,053)

Net loss per share:

Basic	$(0.04)	$(0.04)
Diluted	$(0.04)	$(0.04)

Weighted average common and equivalent shares outstanding:

Basic	27,225	25,567
Diluted	27,225	25,567

See notes to unaudited condensed consolidated financial statements

MICRO COMPONENT TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	April 1, 2006	March 26, 2005

Cash flows from operating activities:
Net loss	$(1,083)	$(1,053)
Adjustments to reconcile net loss to net cash used in operating
Activities:
Depreciation and amortization	554	174
Changes in assets and liabilities:
Accounts receivable	(355)	169
Inventories	(229)	(83)
Other assets	28	9
Accounts payable	358	86
Other accrued liabilities	87	(7)

Net cash used in operating activities	(640)	(705)

Cash flow from investing activities:
Purchases of property, plant and equipment	(3)	(12)

Net cash used in investing activities	(3)	(12)

Cash flows from financing activities:
Payments of long-term debt	(96)	(67)
Repayment of long term note	(4,000)	—
Proceeds on long term note, net of discounts	4,907	812
Proceeds from issuance of stock	54	—

Net cash provided by financing activities	865	745

Net increase in cash and cash equivalents	222	28

Cash and cash equivalents at beginning of period	77	166

Cash and cash equivalents at end of period	$299	$194

Supplemental cash flow information:
Non-cash financing activities:
Stock issued in lieu of interest	$146	$—
Cash paid for interest	205	101

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

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (generally accepted accounting principles) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management all adjustments, including normal recurring adjustments, necessary for a fair presentation of the interim periods presented have been included.  The interim results are not necessarily indicative of the operating results expected for the full fiscal year ending on December 31, 2006.

Our consolidated financial statements have been prepared on the assumption that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Report of the Independent Registered Public Accounting Firm on the financial statements of the Company as of and for the fiscal year ended December 31, 2005 included in Form 10-K contained an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern.   The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As of April 1, 2006, the Company had an accumulated deficit of $106.1 million and incurred a net loss of $1.1 million for the three-month period ended April 1, 2006.  As of April 1, 2006, the Company had cash and cash equivalents of $299,000, working capital of negative $3.4 million, a current ratio of negative 0.59, total assets of $5.4 million and total liabilities of $12.5 million.  We expect to continue to expend cash and incur operating losses at the current net sales levels at least through the first half of 2006.  Our ability to generate cash and operating income is dependent on increasing our customer base to expand the penetration of our product technology and the realization of our lower operating expense targets.

As discussed in Note 4, on February 17, 2006, we restructured the financing with Laurus, and increased the total maximum secured indebtedness with Laurus to $9.25 million from $7.0 million.  The restructured financing now includes a $5.25 million term note.  Interest is payable monthly on the term note at the prime rate plus 2.5%.  Beginning 360 days after closing, we are required to make monthly payments equal to 1/60th of the principal amount until three years after the closing, at which time the entire remaining principal and accrued interest is due and payable in full.  The note is non-convertible.  In addition to the $5.25 million note, the working capital line of credit was increased from $3.0 million to $4.0 million, and made non-convertible.  The note is payable in full on March 8, 2008.  Interest is payable monthly on the note at the prime rate plus 2.5%.  The existing $1.2 million over-advance in excess of the borrowing base on the working capital line of credit was extended until April 30, 2007.  However, commencing on December 1, 2006, the over-advance is to be reduced by $200,000 each month.  The Company also issued Laurus a 10-year option to purchase 2,500,000 shares at an exercise price of $.01 per share.  The shares issuable upon exercise of the option have standard registration rights.  As a result of the new financing with Laurus, the conversion price for all of the Noteholders who accepted the prior restructuring agreements has been reduced to $0.56 per share.

Interim unaudited financial results should be read in conjunction with the audited financial statements included in the SEC Report on Form 10-K, for the period ended December 31, 2005.

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

(in thousands)	Three Months Ended
	April 1, 2006 (1)	March 26, 2005 (1)
Weighted average common shares outstanding	27,225	25,567
Effect of dilutive stock options, warrants and notes	—	—

	25,567	25,567

(1)                       We reported a loss for the period indicated.  No adjustments were made for the effect of stock options and warrants, which represented 7,305,398 and 4,148,058 shares at April 1, 2006 and March 26, 2005, respectively, as the effect is antidilutive.

3.                          BALANCE SHEET INFORMATION

Major components of inventories were as follows (in thousands):

	April 1, 2006	December 31, 2005

Raw materials	$1,859	$1,783
Work-in-process	405	394
Finished goods	159	17
	$2,423	$2,194

In accordance with accounting principles generally accepted in the United States of America, we value our inventories at the lower of cost or market.

The following table provides the inventory reserves for the quarter ended April 1, 2006.

Inventory reserve balance at December 31, 2005	$7,401
Release of inventory reserve on sale of goods	—
Release of inventory reserve on scrap of goods	(56)
Additional inventory reserve	—
Inventory reserve balance at April 1, 2006	$7,345

We provide a standard thirteen month warranty program for our equipment products. We record provisions for warranty claims for these products based upon historical claim performance.  The following table provides the expense recorded and charges against our reserves for the quarter ended April 1, 2006.

Accrued warranty balance at December 31, 2005	$153
Provision	25
Warranty claims	(17)
Accrued warranty balance at April 1, 2006	$161

4.                          FINANCING TRANSACTIONS

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

5.         STOCK BASED COMPENSATION

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R “Share-Based Payment”, on January 1, 2006.  This statement requires us to recognize the cost of employee and director services received in exchange for the stock options it has awarded.  Under SFAS 123R, we are required to recognize compensation expense over an award’s vesting period based on the award’s fair value at the date of grant.  We have elected to adopt SFAS 123R on a modified prospective basis; accordingly the financial statements for periods prior to January 1, 2006 do not include stock-based compensation costs calculated under the fair value method.

If compensation cost for our stock option and employee stock purchase plans had been determined for the first quarter of 2005 based on the fair value at the grant dates, consistent with the method provided in SFAS No. 123R, our net loss and net loss per share for that quarter would have been as follows:

Quarter Ended
March 26, 2005
Net income (loss):
As reported	$(1,053)
Fair value compensation expense	(156)
Pro forma	$(1,209)

Net income (loss) per share – basic and diluted:
As reported	$(0.04)
Fair value compensation expense	(0.01)
Pro forma	$(0.05)

Stock Based Compensation:
As reported	$—
Fair value compensation expense	(156)
Pro forma	$(156)

The fair value of options granted under the stock options for the quarters ended April 1, 2006 and March 26, 2005 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the three months ended April 1, 2006 and March 26, 2005.

	Quarters ended
	April 1, 2006		March 26, 2005

Dividend yield	0.00%		0.00%
Expected volatility	122.09%		88.47%
Risk-free interest rate	4.62%		3.89%
Expected life of options	10	years	3.5	years
Fair value per share of options granted	$0.33		$0.22

6.        RECENT ACCOUNTING PRONOUNCEMENTS

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

SFAS No. 123 (revised 2004), Share-Based Payment.  In December 2004, FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.  As discussed in Note 5, we implemented SFAS No. 123R on January 1, 2006.  We do not expect the adoption of SFAS No. 123R to have a material effect on our financial statements.

MICRO COMPONENT TECHNOLOGY, INC.

FORM 10-Q

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are not historical facts, but rather are based on our current expectations, estimates and projections about the semiconductor capital equipment industry, and our beliefs and assumptions.   We intend words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions to identify forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict.  These factors could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.  These risks and uncertainties are described elsewhere in this report on Form 10-Q and our report on Form 10-K for the year ended December 31, 2005.  We caution you not to place undue reliance on these forward-looking statements, which reflect our management’s view only as of the date of this Report on Form 10-Q.  We are not obligated to update these statements or publicly release the result of any revisions to them to reflect events or circumstances after the date of this Report on Form 10-Q or to reflect the occurrence of unanticipated events.

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

Critical Accounting Policies

Revenue Recognition

Under SAB 104, we recognize revenue upon shipment, as our terms are FOB shipping point, for established equipment products that have previously satisfied existing customer performance specifications and that provide for full payment tied to shipment.  Revenue for products that have not previously satisfied customer performance specifications or from sales where all or a portion of customer payment is based upon acceptance are only recognized upon customer acceptance.  As such, in periods of increasing shipments, revenues will be deferred if the shipments are for new customers, new products or the payment terms are tied to acceptance criteria.  Consequently, if these conditions exist, we may report revenue levels that are not reflective of actual shipment growth rates.  Conversely, in periods of decreasing shipments, we potentially could recognize revenues related to shipments made in prior periods.  Consequently, if these conditions exist, we may report revenue levels that are greater than actual shipments.  During the quarter ended April 1, 2006, revenue recorded approximated shipments.

Allowance for Doubtful Accounts

We record a provision for doubtful accounts based on specific identification of our accounts receivable. This involves a degree of judgment based on discussion with our internal sales and marketing groups, our customer base and the examination of the financial stability of our customers.  There can be no assurance that our estimates will match actual amounts ultimately written off.  During periods of downturn in the market for semiconductor capital equipment  or economic recession, a greater degree of risk exists concerning the ultimate collectability of our accounts receivable due to the impact that these conditions might have on our customer base.  No provisions were recorded for the quarter ended April 1, 2006.

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

Provisions to reduce inventories to the lower of cost or market are made based on a review of excess and obsolete inventories through an examination of historical component consumption, current market demands and shifting product technology.  Significant assumptions with respect to market trends and customer product acceptance are utilized to formulate our provision methods.  Sudden or continuing downward changes in the semiconductor capital equipment market may cause us to record additional inventory revaluation charges in future periods.  No write-down of our inventories occurred for the quarter ended April 1, 2006.

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

Results of Operations for the Three Months Ended April 1, 2006 and March 26, 2005

Net sales for the three months ended April 1, 2006 increased by $415,000 or 21% to $2.4 million compared to $2.0 million for the three months ended March 26, 2005.  Sales have steadily increased over the last four quarters due to a recent upturn in the capital equipment market.  The Strip Test and Mark product line enjoyed the largest percentage increase.

Gross margin for the three months ended April 1, 2006 increased by $291,000 to $1.2 million or 50.3% of net sales from $0.9 million or 46.1% of net sales for the comparable period in the prior year.  The increase in gross margin in the current year period is directly attributable to the increase in sales resulting in fixed costs being spread over a larger sales volume.

Total operating expense declined by $256,000 or 14.9% from $1.7 million to $1.5 million.  Selling, general and administrative expenses for the three months ended April 1, 2006 were $0.9 million or 39.8% of net sales compared to $1.1 million or 57.7% of net sales for the three months ended March 26, 2005.  Research and development expenses for the first quarter of 2006 were $518,000 or 21.8% of net sales compared to $588,000 or 30.0% of net sales in the first quarter of 2005.  The decrease in operating expense is a direct result from the restructuring that occurred in prior year period.

Of the loss for the first quarter of 2006, $414,000 or 17.4% of net sales relates to prior years debt issuance cost and FAS 123 discounts from the Laurus refinancing.

The net loss for the three months ended April 1, 2006 was $1.1 million or $0.04 per basic and fully-diluted share compared to net loss for the three months ended March 26, 2005 of $1.1 million or $0.04 per basic and fully-diluted share

Liquidity and Capital Resources

Cash used in operations was $640,000 in the first quarter of 2006 as compared to $705,000 in the first quarter 2005.  Accounts receivables increased from year-end to $2.0 million from $1.7 million.  Inventory finished at $2.4 million, which consists of $9.8 million of gross inventories and $7.4 million of reserves.  Capital expenditures were $3,000 for the first quarter of 2006 compared to $12,000 in the first quarter of 2005.

We ended the quarter with $299,000 in cash and cash equivalents up from $77,000 at the end of 2005 year and cash availability from our credit line of $1.3 million.  Working capital finished at a negative $3.4 million compared to a negative $1.7 million at the end of 2005 year.  The negative working capital position is due to the Laurus $5.25 million term note and the over-advance of $1.2 million coming into classification from long term to short term, as this debt is due within the upcoming 12 months.

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

IMPACT OF ACCOUNTING STANDARDS

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

SFAS No. 123 (revised 2004), Share-Based Payment.  In December 2004, FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.   On January 1, 2006, we implemented SFAS No. 123R.  We do not expect the adoption of SFAS No. 123R to have a material effect on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically had little impact on us.  Inflation has not been a significant factor in our operations in any of the periods presented, and it is not expected to affect operations in the future.  At April 1, 2006, our 10% senior subordinated convertible debt carries interest at a fixed rate of 10%. Our debt associated with both our bank line of credit and long-term convertible note carries interest at prime plus 2.5% or 10.0% at April 1, 2006. There is no material market risk relating to our long-term debt.

ITEM 4. CONTROLS AND PROCEDURES

(a)                Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the evaluation date, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)         Changes in internal controls over financial reporting.

During the course of the audit of our consolidated financial statements for December 31, 2005, our independent registered public accounting firm, Virchow, Krause & Company, LLP (Virchow Krause), advised management and the Audit Committee that our internal controls had allowed an error in the inventory reserve calculation due to inconsistent treatment of work in process items from 2004 to 2005.  Based on Virchow Krause’s recommendation, management decided that an increase in the inventory reserve of approximately $525,000 was required as of December 31, 2005, to reflect a revaluation of excess inventory and adjustments to inventory consumption rates.  The inventory reserve error had no effect on reported results for any of the individual quarters in 2005.  As a result of this experience, during the first quarter, we revised and expanded our procedures for valuations of excess inventory and estimates of inventory consumption rates, and the related internal controls, to involve greater analysis of historical and projected usage of inventory as well as other data.

In addition, Virchow Krause recommended changes to certain other of the Company’s controls and procedures, none of which had any impact on the audited financial statements for 2005 or prior years.  During the first quarter of 2006, management implemented changes to these controls and procedures.

There have been no additional changes in our internal control over financial reporting during the first quarter of 2006 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Micro Component Technology, Inc.
Registrant

Dated: May 10, 2006	By:	/s/ Roger E. Gower
Roger E. Gower
President and Chief Executive Officer

And

Dated: May 10, 2006	By:	/s/ BachThuy T. Vo
BachThuy T. Vo
Interim Chief Financial Officer