Form 10-Q
period 2006-07-01
MICRO COMPONENT TECHNOLOGY INC
filed 2006-08-11
CIK 911149

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2006

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
Yes ☐  No ☒

The number of shares outstanding of the Registrant’s Common Stock, as of August 10, 2006 was 29,212,041.

MICRO COMPONENT TECHNOLOGY, INC.

FORM 10-Q

MICRO COMPONENT TECHNOLOGY, INC. AND SUBSIDIARIES
FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	July 1,	December 31,
	2006	2005
Assets
Current assets
Cash and cash equivalents	$1,425	$77
Accounts receivable, less allowance for doubtful accounts of $127 and $148, respectively	2,315	1,661
Inventories	2,608	2,194
Other	216	169
Total current assets	6,564	4,101

Property, plant and equipment, net	115	148

Debt issuance costs, net of accumulated amortization of $1,297 and $1,005, respectively	332	276
Other assets	16	21

Total assets	$7,027	$4,546

Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of long-term debt, net of discounts of $68 and $0, respectively	$4,017	$133
Bank line of credit, net of discounts of $0 and $42, respectively	3,590	2,630
Accounts payable	829	425
Accrued compensation	376	382
Accrued interest	253	234
Accrued warranty	108	153
Customer prepayments and unearned service revenue	610	152
Other accrued liabilities	203	180
Total current liabilities	9,986	4,289

Long-term debt, net of discounts of $956 and 545, respectively	4,053	3,683
10% senior subordinated convertible debt	—	3,630
Total liabilities	14,039	11,602

Stockholders’ deficit:
Preferred stock, $.01 par value, 1,000,000 authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 55,000,000 authorized, 27,550,638 and 26,215,388 issued, respectively	276	262
Additional paid-in capital	98,776	97,670
Accumulated deficit	(106,064)	(104,988)
Total stockholders’ deficit	(7,012)	(7,056)
Total liabilities and stockholders’ deficit	$7,027	$4,546

See notes to unaudited condensed consolidated financial statements

MICRO COMPONENT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
	2006	2005	2006	2005

Net sales	$3,676	$1,322	$6,051	$3,282
Cost of sales	1,619	869	2,799	1,926

Gross profit	2,057	453	3,252	1,356

Operating expenses:
Selling, general and administrative	1,038	1,145	1,985	2,276
Research and development	525	491	1,043	1,079
Restructuring charge	—	66	—	66

Total operating expenses	1,563	1,702	3,028	3,421

Income (loss) from operations	494	(1,249)	224	(2,065)

Interest income	3	7	5	8
Interest expense and other, net	(476)	(314)	(1,291)	(552)

Total interest and other	(473)	(307)	(1,286)	(544)

Net income (loss) before income tax	21	(1,556)	(1,062)	(2,609)

Income tax expense	(14)	—	(14)	—

Net income (loss)	$7	$(1,556)	$(1,076)	$(2,609)

Net income (loss) per share:

Basic	$0.00	$(0.06)	$(0.04)	$(0.10)
Diluted	$0.00	$(0.06)	$(0.04)	$(0.10)

Weighted average common and equivalent shares outstanding:

Basic	27,490	25,567	27,357	25,567
Diluted	27,490	25,567	27,357	25,567

See notes to unaudited condensed consolidated financial statements

MICRO COMPONENT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	July 1,	June 25,
	2006	2005

Cash flows from operating activities:
Net loss	$(1,076)	$(2,609)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	719	317
Changes in assets and liabilities:
Accounts receivable	(654)	883
Inventories	(414)	147
Other assets	(42)	6
Accounts payable	404	(299)
Other accrued liabilities	598	6
Net cash used in operating activities	(465)	(1,549)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(11)	(12)

Net cash used in investing activities	(11)	(12)

Cash flows from financing activities:
Repayment of long term note	(4000)	(67)
Proceeds on long term note, net of discounts	4,924	—
Proceeds on institutional line of credit, net of discounts	850	398
Issuance of long-term convertible note, net of debt issue costs	—	2,396
Proceeds from issuance of stock, net of issuance costs	50	(16)

Net cash provided by financing activities	1,824	2,711

Net increase in cash and cash equivalents	1,348	1,150

Cash and cash equivalents at beginning of period	77	166

Cash and cash equivalents at end of period	$1,425	$1,316

Supplemental cash flow information:

Non-cash financing activities:
Stock issued in lieu of interest	$149	$—
Stock issued in conversion of 10% senior subordinated convertible debt	100	—
Cash paid for interest	$492	$93

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

As of July 1, 2006, the Company had an accumulated deficit of $106.1 million and incurred a net loss of $1.1 million for the six-month period ended July 1, 2006.  As of July 1, 2006, the Company had cash and cash equivalents of $1.4 million, working capital of negative $3.4 million, a current ratio of negative 0.59, total assets of $7.0 million and total liabilities of $14.0 million.  Our ability to generate cash and operating income is dependent on increasing our customer base to expand the penetration of our product technology and the realization of our lower operating expense targets.

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

	Three Months Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
(in thousands)	2006	2005 (1)	2006 (1)	2005 (1)
Weighted average common shares outstanding	27,490	25,567	27,357	25,567
Effect of dilutive stock options and warrants	—	—	—	—
	27,490	25,567	27,357	25,567

(1)           We reported a loss for the period indicated.  No adjustments were made for the effect of stock options and warrants, which represented 7,159,898 and 5,391,898 shares at July 1, 2006 and June 25, 2005, respectively, as the effect is antidilutive.

3.         BALANCE SHEET INFORMATION

Major components of inventories were as follows (in thousands):

	July 1,	December 31,
	2006	2005
Raw materials	$1,932	$1,783
Work-in-process	654	394
Finished goods	22	17
	$2,608	$2,194

In accordance with accounting principles generally accepted in the United States of America, we value our inventories at the lower of cost or market.

The following table provides the inventory reserves for the quarter ended July 1, 2006.

Inventory reserve balance at December 31, 2005	$7,401
Release of inventory reserve on sale of goods	—
Release of inventory reserve on scrap of goods	(101)
Additional inventory reserve	—
Inventory reserve balance at July 1, 2006	$7,300

We provide a standard thirteen month warranty program for our equipment products. We record provisions for warranty claims for these products based upon historical claim performance.  The following table provides the expense recorded and charges against our reserves for the quarter ended July 1, 2006.

Accrued warranty balance at December 31, 2005	$153
Provision	7
Warranty claims	(52)
Accrued warranty balance at July 1, 2006	$108

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

5.         STOCK BASED COMPENSATION

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R “Share-Based Payment”, on January 1, 2006.  This statement requires us to recognize the cost of employee and director services received in exchange for the stock options it has awarded.  Under SFAS 123R, we are required to recognize compensation expense over an award’s vesting period based on the award’s fair value at the date of grant.  We have elected to adopt SFAS 123R on a modified prospective basis; accordingly the financial statements for periods prior to January 1, 2006 do not include stock-based compensation costs calculated under the fair value method.  As a result of the adoption of SFAS 123R, we incurred a compensation expense of $4,000 for the three months and six months ended July 1, 2006.

If compensation cost for our stock option and employee stock purchase plans had been accounted for in accordance with SFAS 123R, the three and six month periods ended June 25, 2005 would have been as follows:

	Three	Six
	Months Ended	Months Ended
	June 25, 2005	June 25, 2005
Net income (loss):
As reported	$(1,556)	$(2,609)
Fair value compensation expense	(8)	(164)
Pro forma	$(1,564)	$(2,773)

Net income (loss) per share – basic and diluted:
As reported	$(0.06)	$(0.10)
Fair value compensation expense	—	(0.01)
Pro forma	$(0.06)	$(0.11)

Stock based compensation:
As reported	$—	$—
Fair value compensation expense	(8)	(164)
Pro forma	$(8)	$(164)

The fair value of options granted under the stock options for the three months and six months ended July 1, 2006 and June 25, 2005 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions.

	Three Months Ended		Six Months Ended
	July 1,	June 25,	July1,	June 25,
	2006	2005	2006	2005

Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	91.89%	111.15%	91.89%	89.70%
Risk-free interest rate	4.99%	3.75%	4.99%	3.88%
Expected life of options	3.5 years	3.5 years	3.5 years	3.5 years
Fair value per share of options granted	$0.32	$0.20	$0.32	$0.22

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

The demand for our products and services is dependent upon growth in the semiconductor industry and the increasing automation needs of semiconductor manufacturers and independent test and assembly facilities.  In the fourth quarter of 2000, the semiconductor industry went into a sharp downturn, which continued through 2005, and began to improve in 2006.  However, the level of improvement and the ability for the market to sustain an improvement continues to be uncertain.  Therefore, we will continue to monitor the market and if required, examine opportunities to further reduce our costs through further consolidation of operations, limiting capital expenditures, monitoring inventory purchases and additional strategic restructuring initiatives.  Certain of these types of actions have the potential for further charges in future periods.  The impact of a renewed contraction of the semiconductor capital equipment market has the potential to have a material adverse effect on our financial condition, results of operations, and cash flows.

Critical Accounting Policies

Revenue Recognition

Under SAB 101, we recognize revenue upon shipment, as our terms are FOB shipping point, for established equipment products that have previously satisfied existing customer performance specifications and that provide for full payment tied to shipment.  Revenue for products that have not previously satisfied customer performance specifications or from sales where all or a portion of customer payment is based upon acceptance are only recognized upon customer acceptance.  As such, in periods of increasing shipments, revenues will be deferred if the shipments are for new customers, new products or the payment terms are tied to acceptance criteria.  Consequently, if these conditions exist, we may report revenue levels that are not reflective of actual shipment growth rates.  Conversely, in periods of decreasing shipments, we potentially could recognize revenues related to shipments made in prior periods.  Consequently, if these conditions exist, we may report revenue levels that are greater than actual shipments.  During the quarter ended July 1, 2006, we have $437,000 deferred revenue in excess of costs under the SAB 101 revenue recognition rule.

Allowance for Doubtful Accounts

We record a provision for doubtful accounts based on specific identification of our accounts receivable. This involves a degree of judgment based on discussion with our internal sales and marketing groups, our customer base and the examination of the financial stability of our customers.  There can be no assurance that our estimates will match actual amounts ultimately written off.  During periods of downturn in the market for semiconductor capital equipment  or economic recession, a greater degree of risk exists concerning the ultimate collectability of our accounts receivable due to the impact that these conditions might have on our customer base.  No provisions were recorded for the quarter ended July 1, 2006.

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

Provisions to reduce inventories to the lower of cost or market are made based on a review of excess and obsolete inventories through an examination of historical component consumption, current market demands and shifting product technology.  Significant assumptions with respect to market trends and customer product acceptance are utilized to formulate our provision methods.  Sudden or continuing downward changes in the semiconductor capital equipment market may cause us to record additional inventory revaluation charges in future periods.  No write-down of our inventories occurred for the quarter ended July 1, 2006.

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

Results of Operations for the Three Months Ended July 1, 2006 and June 25, 2005

Net sales for the three months ended July 1, 2006 increased by $2.4 million or 178% to $3.7 million compared to $1.3 million for the three months ended June 25, 2005.  Sales have steadily increased over the last five quarters due to a recent upturn in the capital equipment market.  The Strip Test and Mark product line enjoyed the largest percentage increase.

Gross margin for the three months ended July 1, 2006 increased by $1.6 million to $2.1 million or 56% of net sales from $0.5 million or 34% of net sales for the comparable period in the prior year.  The increase in gross margin in the current year period is directly attributable to the increase in sales resulting in fixed costs being spread over a larger sales volume.

Total operating expense declined by $139,000 or 8% from $1.7 million to $1.6 million.  Selling, general and administrative expenses for the three months ended July 1, 2006 were $1.0 million or 28% of net sales compared to $1.1 million or 87% of net sales for the three months ended June 25, 2005.  Research and development expenses for the second quarter of 2006 were $525,000 or 14% of net sales compared to $491,000 or 37% of net sales in the second quarter of 2005.  The decrease in operating expense is a direct result from the restructuring that occurred in prior year period.

The net income for the three months ended July 1, 2006 was $7,000 or $0.0 per basic and fully-diluted share compared to net loss for the three months ended June 25, 2005 of $1.6 million or $0.06 per basic and fully-diluted share.

Results of Operations for the Six Months Ended July 1, 2006 and June 25, 2005

Net sales for the six months ended July 1, 2005 increased $2.8 million or 84% to $6.0 million compared to $3.3 million for the six months ended June 25, 2005.  This increase is a result of an upturn in the capital equipment market.  Sales increases were experienced across all of our product lines.

Gross margins for the first six months of 2006 increased by $1.9 million to $3.3 million, or 54% of net sales, from $1.4 million, or 41% of net sales, for the comparable period in the prior year.

This increase is directly attributable to the increase in the net sales resulting in fixed cost being spread over higher volumes.

Total operating expense for the first six months of 2006 declined by $393,000 or 11% from $3.4 million to $3.0 million.  Selling, general and administrative expense for the first six months of 2006 was $2.0 million or 33% of net sales, compared to $2.3 million, or 69% of net sales for the first six months of 2005.  Research and development expense for the first six months of 2006 was $1.0 million, or 17% of net sales compared to $1.1 million, or 33% of net sales for the first six months of 2005.   The decrease in expense as a percentage of sales is a result of the increase in net sales.  In addition, we are benefiting from the restructuring charge that occurred in prior year period.

The net loss for the first six months of 2006 was $1.1 million or $0.04 per share compared to net loss of $2.6 million or $0.10 per share in the comparable prior year period.  Included in the first six months’ net loss are write-offs of $414,000 that relate to prior year’s debt issuance cost and FAS 123 discounts from the Laurus refinancing that occurred in the first quarter of this year.

Liquidity and Capital Resources

Cash used in operations was $465,000 in the six months ended July 1, 2006 as compared to $1,549,000 in the six months ended June 25, 2005.  Accounts receivables increased from year-end to $2.3 million from $1.7 million.  Inventory finished at $2.6 million, which consists of $9.9 million of gross inventories and $7.3 million of reserves.  Capital expenditures were $11,000 for the six months ended of 2006 compared to $12,000 in the six months ended of 2005.

We ended the quarter with $1,425,000 in cash and cash equivalents up from $77,000 at the end of 2005 year and cash availability from our credit line of $400,000.  Working capital finished at a negative $3.4 million compared to a negative $188,000 at the end of 2005 year.  The negative working capital position is due to the Laurus $5.25 million term note, the over-advance of $1.2 million in the credit facility, and the 10% senior subordinated convertible debt coming into classification from long term to short term, as this debt is due within the upcoming 12 months.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically had little impact on us.  Inflation has not been a significant factor in our operations in any of the periods presented, and it is not expected to affect operations in the future.  At July 1, 2006, our 10% senior subordinated convertible debt carries interest at a fixed rate of 10%. Our debt associated with both our line of credit and long-term convertible note carries interest at prime plus 2.5% or 10.75% at July 1, 2006. There is no material market risk relating to our long-term debt.

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

In addition, Virchow Krause recommended changes to certain other of the Company’s controls and procedures, none of which had any impact on the audited financial statements for 2005 or prior years.  As of the end of second quarter of 2006, management implemented changes to these controls and procedures.

There have been no additional changes in our internal control over financial reporting during the second quarter of 2006 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 4. Submission Of Matters To A Vote Of Security Holders

On June 22, 2006, the Company held its annual meeting of shareholders.  At the meeting, the following actions were taken:

Election of Directors

The following persons were elected directors of the Company to serve for a term of one year:

Roger Gower	Donald Kramer	David M. Sugishita
Donald R VanLuvanee	Patrick Verderico

The vote summaries are as follows:

Director Name	Affirmed	Withheld
Roger E. Gower	25,971,292	531,387
Donald J. Kramer	25,972,272	530,407
David M. Sugishita	25,971,292	531,387
Donald R. VanLuvanee	25,972,292	530,387
Patrick Verderico	25,969,395	533,284

Approval of Amendment to Stock Option Plan for Outside Directors

To amend the Stock Option Plan for Outside Directors by extending the duration of the Plan from February 15, 2006 to February 15, 2016.

For	8,597,408
Against	1,087,530
Abstain	150,416

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

Micro Component Technology, Inc.
Registrant

Dated: August 10, 2006	By:	/s/ Roger E. Gower
Roger E. Gower
President and Chief Executive Officer

And

Dated: August 10, 2006	By:	/s/ BachThuy T. Vo
BachThuy T. Vo
Interim Chief Financial Officer