Form 10-Q
period 2006-09-30
MICRO COMPONENT TECHNOLOGY INC
filed 2006-11-06
CIK 911149

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares outstanding of the Registrant’s Common Stock, as of November 6, 2006 was 36,643,140.

MICRO COMPONENT TECHNOLOGY, INC.

FORM 10-Q

MICRO COMPONENT TECHNOLOGY, INC. AND SUBSIDIARIES

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2006	2005
Assets
Current assets
Cash and cash equivalents	$171	$77
Accounts receivable, less allowance for doubtful accounts of $127 and $148, respectively	2,494	1,661
Inventories	2,385	2,194
Other	209	169
Total current assets	5,259	4,101
Property, plant and equipment, net	108	148
Debt issuance costs, net of accumulated amortization of $1,349 and $1,005, respectively	280	276
Other assets	18	21
Total assets	$5,665	$4,546

Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of long-term debt	$2,162	$133
Bank line of credit, net of discounts of $108 and $42, respectively	3,285	2,630
Accounts payable	350	425
Accrued compensation	395	382
Accrued interest	112	234
Accrued warranty	125	153
Customer prepayments and unearned service revenue	333	152
Other accrued liabilities	186	180
Total current liabilities	6,948	4,289
Long-term debt, net of discounts of $817 and 545, respectively	3,837	3,683
10% senior subordinated convertible debt	—	3,630
Total liabilities	10,785	11,602

Stockholders’ deficit:
Preferred stock, $.01 par value, 1,000,000 authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 55,000,000 authorized, 36,643,140 and 26,215,388 issued, respectively	367	262
Additional paid-in capital	102,456	97,670
Accumulated deficit	(107,943)	(104,988)
Total stockholders’ deficit	(5,120)	(7,056)
Total liabilities and stockholders’ deficit	$5,665	$4,546

See notes to unaudited condensed consolidated financial statements

MICRO COMPONENT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	Sep 30,	Sep 24,	Sep 30,	Sep 24,
	2006	2005	2006	2005
Net sales	$3,279	$1,758	$9,330	$5,040
Cost of sales	1,770	984	4,570	2,910

Gross profit	1,509	774	4,760	2,130

Operating expenses:
Selling, general and administrative	1,074	945	3,058	3,221
Research and development	487	435	1,530	1,514
Restructuring charge	—	40	—	106

Total operating expenses	1,561	1,420	4,588	4,841

Income (loss) from operations	(52)	(646)	172	(2,711)

Interest income	3	2	8	10
Interest expense and other, net	(1,830)	(348)	(3,121)	(899)

Total interest and other	(1,827)	(346)	(3,113)	(889)

Net loss before income tax	(1,879)	(992)	(2,941)	(3,601)

Income tax expense	—	—	(14)	—

Net loss	$(1,879)	$(992)	$(2,955)	$(3,601)

Net loss per share:

Basic	$(0.06)	$(0.04)	$(0.10)	$(0.14)
Diluted	$(0.06)	$(0.04)	$(0.10)	$(0.14)

Weighted average common and equivalent shares outstanding:

Basic	31,141	26,187	28,619	25,776
Diluted	31,141	26,187	28,619	25,776

See notes to unaudited condensed consolidated financial statements

MICRO COMPONENT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	Sep 30,	Sep 24,
	2006	2005
Cash flows from operating activities:
Net loss	$(2,955)	$(3,601)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	892	470
Changes in assets and liabilities:
Accounts receivable	(833)	483
Inventories	(191)	452
Other assets	(37)	63
Accounts payable	(75)	(233)
Other accrued liabilities	364	76
Net cash used in operating activities	(2,835)	(2,290)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(27)	(12)

Net cash used in investing activities	(27)	(12)

Cash flows from financing activities:
Repayment of long term note	(4000)	(67)
Proceeds on long term note, net of discounts	4,922	—
Proceeds on institutional line of credit, net of discounts	613	169
Issuance of long-term convertible note, net of debt issue costs	1,363	2,396
Proceeds from issuance of stock, net of issuance costs	58	(16)

Net cash provided by financing activities	2,956	2,482

Net increase in cash and cash equivalents	94	180

Cash and cash equivalents at beginning of period	77	166

Cash and cash equivalents at end of period	$171	$346

Supplemental cash flow information:

Non-cash financing activities:
Stock issued in lieu of interest	$314	$146
Stock issued in conversion of 10% senior subordinated convertible debt	2,335	—
Cash paid for interest	$721	$358

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

As of September 30, 2006, the Company had an accumulated deficit of $107.9 million and incurred a net loss of $3.0 million for the nine-month period ended September 30, 2006.  As of September 30, 2006, the Company had cash and cash equivalents of $171,000, working capital of negative $1.7 million, a current ratio of 0.76, total assets of $5.7 million and total liabilities of $10.8 million.  Our ability to generate cash and operating income is dependent on increasing our customer base to expand the penetration of our product technology and the realization of our lower operating expense targets.

As discussed in Note 4, on February 17, 2006, we restructured the financing with Laurus Master Fund, Ltd. (“Laurus”), and increased the total maximum secured indebtedness with Laurus to $9.25 million from $7.0 million.  The restructured financing now includes a $5.25 million term note.  Interest is payable monthly on the term note at the prime rate plus 2.5%.  Beginning 360 days after closing, we are required to make monthly payments equal to 1/60th of the principal amount until three years after the closing, at which time the entire remaining principal and accrued interest is due and payable in full.  The note is non-convertible.  In addition to the $5.25 million note, the working capital line of credit was increased from $3.0 million to $4.0 million, and made non-convertible.  The note is payable in full on March 8, 2008.  Interest is payable monthly on the note at the prime rate plus 2.5%.  The existing $1.2 million over-advance in excess of the borrowing base on the working capital line of credit was extended until April 30, 2007.  However, commencing on December 1, 2006, the over-advance is to be reduced by $200,000 each month.  The Company also issued Laurus a 10-year option to purchase 2,500,000 shares at an exercise price of $.01 per share.  The shares issuable upon exercise of the option have standard registration rights.  As a result of the new financing with Laurus, the conversion price for all of the Noteholders who accepted the prior restructuring agreements has been reduced to $0.56 per share.

On August 28, 2006, the Company sent the holders of the Company’s 10% Senior Subordinated Convertible Notes an Offer to Reduce Note Conversion Price, in which the Company offered to reduce the conversion price of the Notes to $0.29 per share if the holders agreed to convert their Notes by August 31, 2006. Effective August 31, 2006, holders of $2.1 million in principal amount of the Notes (62%) accepted the offer and agreed to convert their Notes. The Company issued 7,362,069 shares of common stock to certain holders of our 10% Senior Subordinated Convertible Notes. The Company is continuing to pursue conversion of the remaining notes.  Any notes which are not converted will become due and payable in full on December 24, 2006.

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

	Three Months Ended		Nine Months Ended
	Sep 30,	Sep 24,	Sep 30,	Sep 24,
(in thousands)	2006 (1)	2005 (1)	2006 (1)	2005 (1)
Weighted average common shares outstanding	31,141	26,187	28,619	25,776
Effect of dilutive stock options and warrants	—	—	—	—
	31,141	26,187	28,619	25,776

(1)          We reported a loss for the period indicated.  No adjustments were made for the effect of stock options and warrants, which represented 5,959,898 and 5,359,398 shares at September 30, 2006 and September 24, 2005, respectively, as the effect is antidilutive.

3.                          BALANCE SHEET INFORMATION

Major components of inventories were as follows (in thousands):

	September 30,	December 31,
	2006	2005
Raw materials	$1,716	$1,783
Work-in-process	524	394
Finished goods	145	17
	$2,385	$2,194

In accordance with accounting principles generally accepted in the United States of America, we value our inventories at the lower of cost or market.

The following table provides the inventory reserves for the quarter ended September 30, 2006.

Inventory reserve balance at December 31, 2005	$7,401
Release of inventory reserve on sale of goods	—
Release of inventory reserve on scrap of goods	(164)
Additional inventory reserve	—
Inventory reserve balance at September 30, 2006	$7,237

We provide a standard thirteen month warranty program for our equipment products. We record provisions for warranty claims for these products based upon historical claim performance.  The following table provides the expense recorded and charges against our reserves for the quarter ended September 30, 2006.

Accrued warranty balance at December 31, 2005	$153
Provision	43
Warranty claims	(71)
Accrued warranty balance at September 30, 2006	$125

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

On August 28, 2006, the Company sent the holders of the Company’s 10% Senior Subordinated Convertible Notes an Offer to Reduce Note Conversion Price, in which the Company offered to reduce the conversion price of the Notes to $0.29 per share if the holders agreed to convert their Notes by August 31, 2006. Effective August 31, 2006, holders of $2.1 million in principal amount of the Notes (62%) accepted the offer and agreed to convert their Notes. The Company issued 7,362,069 shares of common stock to certain holders of our 10% Senior Subordinated Convertible Notes. The Company is continuing to pursue conversion of the remaining notes.  Any notes which are not converted will become due and payable in full on December 24, 2006.

5.        STOCK BASED COMPENSATION

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R “Share-Based Payment”, on January 1, 2006.  This statement requires us to recognize the cost of employee and director services received in exchange for the stock options it has awarded.  Under SFAS 123R, we are required to recognize compensation expense over an award’s vesting period based on the award’s fair value at the date of grant.  We have elected to adopt SFAS 123R on a modified prospective basis; accordingly the financial statements for periods prior to January 1, 2006 do not include stock-based compensation costs calculated under the fair value method.  As a result of the adoption of SFAS 123R, we incurred a compensation expense of $0 and $4,000 for the three months and nine months ended September 30, 2006.

If compensation cost for our stock option and employee stock purchase plans had been accounted for in accordance with SFAS 123R, the three and nine month periods ended September 24, 2005 would have been as follows:

	Three	Nine
	Months Ended	Months Ended
	Sep 24, 2005	Sep 24, 2005
Net income (loss):
As reported	$(992)	$(3,601)
Fair value compensation expense	—	(176)
Pro forma	$(992)	$(3,777)

Net income (loss) per share – basic and diluted:
As reported	$(0.04)	$(0.14)
Fair value compensation expense	—	(0.01)
Pro forma	$(0.04)	$(0.11)

Stock based compensation:
As reported	$—	$—
Fair value compensation expense	—	(176)
Pro forma	$—	$(176)

The fair value of options granted under the stock options for the three months and nine months ended September 30, 2006 and September 24, 2005 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions.

	Three Months Ended		Nine Months Ended
	Sep 30,	Sep 24,	Sep 30,	Sep 24,
	2006	2005	2006	2005
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	91.89%	117.06%	91.89%	94.31%
Risk-free interest rate	4.99%	3.93%	4.99%	3.89%
Expected life of options	3.5 years	3.5 years	3.5 years	3.5 years
Fair value per share of options granted	$0.32	$0.13	$0.32	$0.21

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

Critical Accounting Policies

Revenue Recognition

Under SAB 101, we recognize revenue upon shipment, as our terms are FOB shipping point, for established equipment products that have previously satisfied existing customer performance specifications and that provide for full payment tied to shipment.  Revenue for products that have not previously satisfied customer performance specifications or from sales where all or a portion of customer payment is based upon acceptance are only recognized upon customer acceptance.  As such, in periods of increasing shipments, revenues will be deferred if the shipments are for new customers, new products or the payment terms are tied to acceptance criteria.  Consequently, if these conditions exist, we may report revenue levels that are not reflective of actual shipment growth rates.  Conversely, in periods of decreasing shipments, we potentially could recognize revenues related to shipments made in prior periods.  Consequently, if these conditions exist, we may report revenue levels that are greater than actual shipments.  During the quarter ended September 30, 2006, we have $33,000 deferred revenue in excess of costs under the SAB 101 revenue recognition rule.

Allowance for Doubtful Accounts

We record a provision for doubtful accounts based on specific identification of our accounts receivable. This involves a degree of judgment based on discussion with our internal sales and marketing groups, our customer base and the examination of the financial stability of our customers.  There can be no assurance that our estimates will match actual amounts ultimately written off.  During periods of downturn in the market for semiconductor capital equipment  or economic recession, a greater degree of risk exists concerning the ultimate collectability of our accounts receivable due to the impact that these conditions might have on our customer base.  No provisions were recorded for the quarter ended September 30, 2006.

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

Provisions to reduce inventories to the lower of cost or market are made based on a review of excess and obsolete inventories through an examination of historical component consumption, current market demands and shifting product technology.  Significant assumptions with respect to market trends and customer product acceptance are utilized to formulate our provision methods.  Sudden or continuing downward changes in the semiconductor capital equipment market may cause us to record additional inventory revaluation charges in future periods.  No write-down of our inventories occurred for the quarter ended September 30, 2006.

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

Results of Operations for the Three Months Ended September 30, 2006 and September 24, 2005

Net sales for the three months ended September 30, 2006 increased by $1.5 million or 87% to $3.3 million compared to $1.8 million for the three months ended September 24, 2005.  Sales have steadily increased due to a recent upturn in the capital equipment market.  The Strip Test and Mark product line enjoyed the largest percentage increase.

Gross margin for the three months ended September 30, 2006 increased by $0.7 million to $1.5 million or 46% of net sales from $0.8 million or 44% of net sales for the comparable period in the prior year.  The increase in gross margin in the current year period is directly attributable to the increase in sales resulting in fixed costs being spread over a larger sales volume.

Total operating expense increased by $141,000 or 10% from $1.4 million to $1.6 million.  Selling, general and administrative expenses for the three months ended September 30, 2006 were $1.1 million or 33% of net sales compared to $0.9 million or 54% of net sales for the three months ended September 24, 2005.  Research and development expenses for the third quarter of 2006 were $487,000 or 15% of net sales compared to $435,000 or 25% of net sales in the third quarter of 2005.  The expenses for the quarter increased, as planned, as the Company increased its sales, marketing and engineering services to manage an expected increase in sales as the year progresses.

The net loss for the three months ended September 30, 2006 was $1.9 million or $0.06 per basic and fully-diluted share compared to net loss for the three months ended September 24, 2005 of $1.0 million or $0.04 per basic and fully-diluted share.  Included in the current quarter’s net loss was a non-cash debt conversion expense of $1.4 million associated with the conversion to stock of over $2.1 million of convertible debt from our 10% noteholders.

Results of Operations for the Nine Months Ended September 30, 2006 and September 24, 2005

Net sales for the nine months ended September 30, 2006 increased $4.3 million or 85% to $9.3 million compared to $5.0 million for the nine months ended September 24, 2005.  This increase is a result of an upturn in the capital equipment market.  Sales increases were experienced across all of our product lines.

Gross margins for the nine months ended September 30, 2006 increased by $2.6 million to $4.8 million, or 51% of net sales, from $2.1 million, or 42% of net sales, for the comparable period in the prior year.  This increase is directly attributable to the increase in the net sales resulting in fixed cost being spread over higher volumes.

Total operating expense for the nine months ended September 30, 2006 declined by $253,000 or 5% from $4.8 million to $4.6 million.  Selling, general and administrative expense for the nine months of 2006 was $3.1 million or 33% of net sales, compared to $3.2 million, or 64% of net sales for the nine months of 2005.  Research and development expense for the nine months of 2006 was $1.5 million, or 16% of net sales compared to $1.5 million, or 30% of net sales for the nine months of 2005.   The decrease in expense as a percentage of sales is a result of the increase in net sales.

The net loss for the nine months ended September 30, 2006 was $3.0 million or $0.10 per share compared to net loss of $3.6 million or $0.14 per share in the comparable prior year period.  Included in the nine months, net loss are non-cash expenses of $1.8 million of which $0.4 million relates to the Laurus refinancing of prior debt issuance expense that occurred in February and $1.4 million of conversion expense relating to conversion from debt to equity of $2.1 million.  Without these expenses, net loss for the nine months ended of 2006 would be $1.2 million or $0.04 per share.

Liquidity and Capital Resources

Cash used in operations was $2.8 million in the nine months ended September 30, 2006 as compared to $2.3 million in the nine months ended September 24, 2005.  Accounts receivables increased from year-end to $2.5 million from $1.7 million.  Inventory finished at $2.4 million, which consists of $9.6 million of gross inventories and $7.2 million of reserves.  Capital expenditures were $27,000 for the nine months ended September 30, 2006 compared to $12,000 in the nine months ended of September 24, 2005.

We ended the quarter with $171,000 in cash and cash equivalents up from $77,000 at the end of 2005 year and cash availability from our credit line of $600,000.  Working capital finished at a negative $1.7 million compared to a negative $188,000 at the end of 2005 year.  The negative working capital position is due to the Laurus $5.25 million term note, the over-advance of $1.2 million in the credit facility, and the 10% senior subordinated convertible debt coming into the short term classification from the long term as this debt is due within the upcoming 12 months offset by $2.1 million of the 10% noteholders that converted to common stock.

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

On August 28, 2006, the Company sent the holders of the Company’s 10% Senior Subordinated Convertible Notes an Offer to Reduce Note Conversion Price, in which the Company offered to reduce the conversion price of the Notes to $0.29 per share if the holders agreed to convert their Notes by August 31, 2006. Effective August 31, 2006, holders of $2.1 million in principal amount of the Notes (62%) accepted the offer and agreed to convert their Notes. The Company issued 7,362,069 shares of common stock to certain holders of our 10% Senior Subordinated Convertible Notes.  The Company is continuing to pursue conversion of the remaining notes.  Any notes which are not converted will become due and payable in full on December 24, 2006.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically had little impact on us.  Inflation has not been a significant factor in our operations in any of the periods presented, and it is not expected to affect operations in the future.  At September 30, 2006, our 10% senior subordinated convertible debt carries interest at a fixed rate of 10%. Our debt associated with both our line of credit and long-term convertible note carries interest at prime plus 2.5% or 10.75% at September 30, 2006. There is no material market risk relating to our long-term debt.

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

In addition, Virchow Krause recommended changes to certain other of the Company’s controls and procedures, none of which had any impact on the audited financial statements for 2005 or prior years.  As of the end of second quarter of 2006, management implemented changes to these controls and procedures.  No additional controls and procedures were made in the third quarter.

There have been no additional changes in our internal control over financial reporting during the third quarter of 2006 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales Of Equity Securities And Use Of Proceeds

On August 28, 2006, the Company sent the holders of the Company’s 10% Senior Subordinated Convertible Notes an Offer to Reduce Note Conversion Price, in which the Company offered to reduce the conversion price of the Notes to $0.29 per share if the holders agreed to convert their Notes by August 31, 2006.  Effective August 31, 2006, holders of $2.1 million in principal amount of the Notes (62%) accepted the offer and agreed to convert their Notes.   The Company issued 7,362,069 shares of common stock to certain holders of our 10% Senior Subordinated Convertible Notes.  No funds were paid to the Company for the shares and no commissions were paid by the Company.  Issuance of the shares was exempt from registration under Rule 506 under the Securities Act of 1933, because the purchasers are accredited investors, there was no general solicitation or advertising, and the shares are subject to limitations on resale.

On July 31, 2006, the Company issued 1,200,000 shares of common stock to Laurus Master Fund, Ltd. (“Laurus”), pursuant to the exercise by Laurus of an option granted to Laurus on April 29, 2005, in connection with a loan made by Laurus to the Company. Laurus paid the Company a total of $12,000 for the shares. No commissions were paid by the Company. Issuance of the shares was exempt from registration under Rule 506 under the Securities Act of 1933, because there was only one purchaser, the purchaser is an accredited investor, there was no general solicitation or advertising, and the shares cannot be sold without registration.

Item 6.  Exhibits

10            Offer to Reduce Note Conversion Price (filed herewith).

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

Micro Component Technology, Inc. Registrant

Dated: November 6, 2006	By:	/s/ Roger E. Gower
Roger E. Gower President and Chief Executive Officer

And

Dated: November 6, 2006	By:	/s/ BachThuy T. Vo
BachThuy T. Vo Interim Chief Financial Officer