Form 10-K
period 2006-12-31
MICRO COMPONENT TECHNOLOGY INC
filed 2007-04-02
CIK 911149

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2006

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

The aggregate market value of the common stock held by non-affiliates of the Registrant as of July 1, 2006 (the business day of the Registrant’s most recently completed second fiscal quarter), was $14.1 million based upon the closing price of $0.51 on that date for the shares.

Number of shares outstanding of the Registrant’s Common stock, as of March 30, 2007, is 36,665,322.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for the annual meeting of stockholders (the “Proxy Statement”) to be filed within 120 days after the Registrant’s fiscal year ended December 31, 2006, are incorporated by reference into Part III.

MICRO COMPONENT TECHNOLOGY, INC. AND SUBSIDIARIES

PART I

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

ITEM 1.  Business

General

Unless the context otherwise requires, references in this Report on Form 10-K to “MCT”, “ We”, “Us”, “Registrant” and the “Company” refer to Micro Component Technology, Inc. and its consolidated subsidiaries. MCT was incorporated in Minnesota on June 20, 1972, was reorganized as a Delaware corporation on June 28, 1983 and reorganized as a Minnesota corporation on November 6, 1996.  MCT has three wholly owned active operating subsidiaries, Micro Component Technology Asia Pte. Ltd., (“MCT Asia”), MCT Asia (Penang) Sdn. Bhd., (“Penang”), and MCT Philippines, Inc. (“Philippines”).  Our principal executive offices are located at 2340 West County Road C, St. Paul, Minnesota 55113 and our telephone number at that location is (651) 697-4000.

Our trademarks used in this Form 10-K are: MCT, Infinity Systems, Aseco, Tapestry® , Smart Solutions, SmartMark®, SmartSort®, SmartTrak®, Isocut, MCT 5100, MCT 7632, S-170 and S-130. All other trademarks or trade names referred to in this Form 10-K are the property of their respective owners.

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

On February 17, 2006, we restructured the financing with Laurus, and increased the total maximum secured indebtedness with Laurus to $9.25 million.  The Company also issued Laurus a 10-year option to purchase 2,500,000 shares at an exercise price of $.01 per share.  The shares issuable upon exercise of the option have standard registration rights. As a result of the new financing with Laurus, the conversion price for all of the Noteholders who accepted the prior restructuring agreements was reduced to $0.56 per share.

On August 28, 2006, the Company sent the holders of the Company’s 10% Senior Subordinated Convertible Notes an Offer to Reduce Note Conversion Price, in which the Company offered to reduce the conversion price of the Notes to $0.29 per share if the holders agreed to convert their Notes by August 31, 2006. Effective August 31, 2006, holders of $2.1 million in principal amount of the Notes (62%) accepted the offer and agreed to convert their Notes, and the Company issued 7,795,223 shares of common stock to those holders.  As of December 24, 2006, an additional $65,000 in principal amount of the Notes was satisfied by cash payments by the Company at a discount.  There is currently $1.2 million in principal amount of the Notes outstanding, represented by one Note now held by Laurus.  The Note has a conversion price of $.56 per share, and is due and payable in full on March 31, 2008.

On March 29, 2007, we again restructured the financing with Laurus, and increased the total secured indebtedness to $10.25 million.  The restructured financing includes a $5.25 million term note.  Interest is payable monthly on the term note at the prime rate plus 2.5%.  The note is non-convertible.  Beginning March 1, 2008, we are required to make monthly payments equal to 1/60th of the principal amount until February 17, 2009, at which time the entire remaining principal and accrued interest is due and payable in full.  In addition to the $5.25 million note, there is a $4.0 million working capital line of credit, which is payable in full on March 8, 2008.  Interest is payable monthly on the line at the prime rate plus 2.5%.  As of March 30, 2007, there was an $800,000 over-advance in excess of the borrowing base on the working capital line of credit.  Principal on the over-advance is repayable in $100,000 monthly payments beginning on February 28, 2008.  The restructured financing also includes an additional $1.0 million term note.  The proceeds from the $1 million term note, net of fees and expenses from the 2007 refinancing, are required to be held in a restricted account at a bank, and will only be released by the bank to the Company, upon approval of Laurus in its discretion, for the manufacture of demo equipment.  Interest is payable monthly at the prime rate plus 2.0% and the principal is payable in full on March 31, 2008.  As part of the 2007 restructuring, the Company also issued Laurus a 10-year option to purchase 5,000,000 shares at an exercise price of $0.01 per share.  The shares issuable upon exercise of the option have standard registration rights.

As part of the refinancing, Laurus required that the Company grant Roger Gower, the Company’s CEO, an option for 1,000,000 shares, as incentive for him to remain with the Company.  On March 20, 2007, the

Compensation Committee of the Company approved the grant to Mr. Gower of a non-qualified stock option to purchase 1,000,000 shares of common stock at a price of $0.26 per share, the closing sale price on the day of grant.  The option becomes fully vested on March 20, 2008 and has a term of 10 years.

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

Beginning in 1999, we broadened our strategy from that of a test handler manufacturer to also become a provider of comprehensive equipment automation solutions for the back-end of the semiconductor manufacturing process.  Consistent with this new strategy, we completed two acquisitions.  Our acquisition of Infinity Systems in June 1999, a company involved in the development of factory automation software, was integral to the development of our integrated equipment Smart Solutions product suite.  In January 2000, we completed our acquisition of Aseco Corp, which provided us with increased machine vision and robotics engineering technology critical to the handling of strips and wafers.

Industry Overview

The semiconductor device industry had grown tremendously over the ten-year period ending in the year 2000. This growth had been driven by traditional semiconductor markets like personal computers and data processing, and more recently by the proliferation of semiconductor devices in telecommunications, wireless communications, and consumer electronics, as well as Internet infrastructure equipment.  However, the semiconductor capital equipment market, in which we compete, has historically been subject to cyclical periods of high growth and contraction.  In the fourth quarter of 2000, the semiconductor industry went into a sharp downturn, which intensified and continued through the majority of 2003, resulting in a significant adverse impact on our business.  In late 2003, worldwide semiconductor bookings began showing signs of stabilization and demand for our products increased during this period and continued through the first half of 2004.  However, in the third quarter of 2004 the markets again retracted, impacting our financial results through the end of 2004 and continuing through 2006. At this juncture, the return to sustained market growth cannot be predicted in the short term.

The process of semiconductor manufacturing is one of the most complicated and logistically challenging manufacturing processes in the world.  An advanced semiconductor device can travel thousands of miles and undergo as many as 500 production steps before completion.  The semiconductor device manufacturing process is traditionally divided into two parts: the front-end, which includes wafer fabrication from raw materials to a finished wafer; and the back-end, which includes semiconductor device assembly, test, and packaging.  Front-end and back-end manufacturing facilities are expected to run 24 hours a day, 7 days a week, to provide the productivity needed to meet the requirements of the market.

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

Automation Product Category	Product Name	Introduced	Applications

Smart Solutions	Tapestry SC Tri-Temp	May 2006	A next generation handling system for semiconductor devices that are in strip or wafer package formats capable of thermally conditioning devices (-60 to +150C) under test
	Tapestry SC	July 2003	A next generation handling system for semiconductor devices that are in strip or wafer package formats.
	Tapestry PH1	February 1999	A next generation handling system for semiconductor devices that are in strip or wafer package formats.
	SmartMark SC	September 2004	A next generation high-speed laser marker for integration with strip handling or for marking strips with 2D codes.
	SmartTrak	May 2000	Software management system providing a map with information about each semiconductor device in the strip.
Automation Software	Infinity Systems Software Solutions	Acquired in June 1999	Manufacturing software control systems for semiconductor assembly and test plants including equipment integration through overall factory and corporate information systems integration.

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

Tapestry, our strip handling system introduced in February 1999, is the flagship of the Smart Solution product family.  Tapestry is a versatile, high volume, parallel test handling and thermal conditioning system for semiconductor devices that are in strip format.  Thermal conditioning is required to ensure that a semiconductor device can operate normally in a wide range of temperatures.  Tapestry can condition devices at temperatures ranging from —40 degrees centigrade to +130 degrees centigrade.  The system is capable of handling fine pitch chip scale packages as well as traditional leaded semiconductor devices in strip format.  Using standard industry interfaces, the system is designed to function as a stand-alone system, or can be integrated into an in-line process with our other Smart Solution products or equipment of other manufacturers.

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

Our research and development expenses were $2.0 million, $2.0 million, and $2.8 million in the years ended December 31, 2006, 2005 and 2004, respectively.  Our combined resources totaled 20 employees and contractors in research and development, or approximately 21% of our entire workforce, at December 31, 2006. We expect research and development expenses to remain fairly flat in 2007 relative to 2006 levels, subject to mandated increases due to customer requirements for system related products.

Customers

Our customers include many of the leading manufacturers of semiconductor devices, as well as test and assembly companies, in the United States, Europe and Asia.  In recent years, our significant customers have shifted from the major semiconductor manufacturers to test and assembly companies, corresponding to the increased utilization of test and assembly companies by the major semiconductor manufacturers.  Analog Devices, Carsem Semi, and Microchip Technologies accounted for 48%, 10% and 9% of our net sales, respectively, in the year ended December 31, 2006.  Microchip Technologies, Maxim Tech, and Kestronics accounted for 33%, 11% and 10% of our net sales, respectively, in the year ended December 31, 2005.  Analog Devices, Microchip Technologies and Amkor Technology, Inc. accounted for 28%, 20% and 19% of our net sales, respectively, in the year ended December 31, 2004.

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

Manufacturing and Suppliers

In 2002, we began the transition of our manufacturing operations from our St. Paul, Minnesota facility to Penang, Malaysia.  This was completed in early 2003.  It is our belief that our Malaysian operations will provide cost savings as well as an increased presence in our prime sales geographical area.  We combine proprietary software and components developed in our facilities with components and subassemblies obtained from outside suppliers.  We have established relationships with suppliers in Malaysia which allow us to out-source manufacturing of our components to a number of different suppliers. We do not maintain any long-term supply agreements with any of our key suppliers.

Competition

The semiconductor device testing and assembly equipment industry is highly competitive, and the market for our automation products and services is expected to become more competitive.  We face substantial competition throughout the world primarily from manufacturers in Asia, the United States, Europe and Japan.  The companies that we are aware of that currently offer a production grade strip handling solution comparable to our Tapestry products are Fico BV, ASM International, Electroglas, Tesec, Rasco, Multitest and Cohu, Inc., whose products were introduced between 1995 and 2006.

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

Backlog

At December 31, 2006, our backlog of unfilled orders for which a purchase order number has been assigned by the customer and for which a delivery schedule has been specified was $2.8 million.  At December 31, 2005, our backlog was $1.9 million.  A significant portion of the backlog at December 31, 2006, is expected to be shipped in the first two quarters of 2007.  Since a large majority of the shipments made in a given quarter are usually made during the latter part of the quarter, and since a significant portion of shipments in a given quarter are booked during that same quarter, backlog as of a date in the middle of the quarter will typically be greater than backlog at quarter end.  All orders are subject to cancellation by the customer with limited charges.  Our backlog at a particular date is not necessarily indicative of actual sales for that or any succeeding period and does not reflect the effects of the SEC’s Staff Accounting Bulletin No. 101, amended by Staff Accounting Bulletin 104 (SAB 104) discussed in our revenue recognition policy in Note 1 of Notes to Consolidated Financial Statements included elsewhere herein.

Employees

At December 31, 2006, we had a total of 91 employees in the following areas: 35 in manufacturing, 19 in engineering and research and development, 19 in sales, marketing, application engineering and service, and 18 in administration.  Our workforce remained relatively stable during 2006.  Many of our employees are highly skilled, and we believe our future success will depend in large part on our ability to attract and retain similar employees.  None of our employees are covered by a collective bargaining agreement, and we have experienced no work stoppages.  We consider our relationship with our employees to be good.

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

Financial Information about Foreign and Domestic Operations and Export Sales

We operate in three geographic areas.  Summarized data for our operations are included in Note 9 of Notes to Consolidated Financial Statements, included elsewhere herein.

ITEM 1A. Risk Factors

Set forth below is a discussion of the significant risk factors applicable to the Company.  Additional risk factors may develop in the future.

Our ability to continue as a “going concern” is uncertain.

Our consolidated financial statements have been prepared on the assumption that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has suffered recurring losses from operations and has a stockholders’ deficit.  These factors raise substantial doubt about the Company’s ability to continue as a going concern

As of December 31, 2006, we had cash and cash equivalents of $200,000, assets totaling $5.6 million, liabilities totaling $11.4 million, and incurred losses from continuing operations of $3.7 million for the year then ended.  We expect to continue to expend cash and incur operating losses at the current net sales levels, but to a lesser extent than the twelve months ended December 31, 2006 as certain operating expenses are expected to decline from 2006 levels. Our ability to generate cash and operating income is dependent on increasing our customer base to expand the penetration of our product technology and the realization of our lower operating expense targets.

A material portion of the principal and interest due from the Company to Laurus on the existing financing agreements becomes due and payable in March of 2008.  In the event that we are unable to repay or refinance our debt in March of 2008, Laurus could potentially take a number of actions as secured creditor which would have a material negative impact on the Company and its shareholders, including foreclosure, a forced sale of all or part of the Company, and/or liquidation. Further, if future financing requirements are satisfied through the issuance of equity or debt instruments, shareholders may experience additional dilution in terms of their percentage of ownership of our securities.

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

Our business depends heavily upon capital expenditures by semiconductor manufacturers.  The semiconductor industry is highly cyclical, with periods of capacity shortage and periods of excess capacity.  In periods of excess capacity, the industry sharply cuts purchases of capital equipment, such as our products.  Thus, a semiconductor industry downturn or slowdown substantially reduces our revenues and operating results and could hurt our financial condition.  In the fourth quarter of 2000, the semiconductor capital equipment industry went into a severe downturn and continued through 2005.  In 2006, there was a slight upturn in the market, but the depressed market over the prior six years has negatively affected our operations and financial condition.

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

We acquired an automation software business in June 1999 and introduced our first suite of products to provide an automation solution for the testing portion of semiconductor manufacturing in May 2000.  The sales from these operations make up less than 1%, 1% and 3% of net sales for the years ended December 31, 2006, 2005 and 2004, respectively.  Our future success is dependent upon being able to successfully market our automation products.  If we are not successful in effectively marketing ourselves as an equipment automation solutions provider to the semiconductor industry, our results of operations and financial condition will suffer.

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

ITEM 2.  Properties

We occupy approximately 24,029 square feet of leased space in St. Paul, Minnesota, for our principal executive offices and research and product development activities.  This lease expires on April 30, 2012 with a one-time option to terminate the lease on April 30, 2010 with a termination fee of two months gross rent.  We occupy approximately 54,000 square feet of leased space in Penang, Malaysia, which is utilized as a manufacturing center. This lease expires in 2007.  As of December 31, 2006 we notified our landlord of our intent to lease on a month to month basis.  We occupy approximately 1,300 square feet of leased space in the Philippines in support of our applications engineering and software development activities.  This lease expires in 2008.  We believe that our current and committed facilities are adequate to support our activities for at least the next twelve months.

ITEM 3.  Legal Proceedings

This item is not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the security holders during the quarter ended December 31, 2006.

PART II

ITEM 5.  Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the OTC Bulletin Board under the symbol MCTI.  The following table sets forth, for the periods indicated, the high and low closing sale prices per share of our common stock, as reported by the OTC Bulletin Board.  The share prices represent prices established between broker-dealers and therefore do not reflect prices of actual transactions.

	High	Low
Year ended December 31, 2006:
First Quarter	$0.51	$0.14
Second Quarter	0.55	0.35
Third Quarter	0.55	0.21
Fourth Quarter	0.26	0.13

Year ended December 31, 2005:
First Quarter	$0.75	$0.33
Second Quarter	0.39	0.17
Third Quarter	0.24	0.15
Fourth Quarter	0.19	0.09

The approximate number of holders of record of our common stock as of December 31, 2006 was 313.

We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future.  We currently intend to retain future earnings to fund the development and growth of our business.

Under the Note Purchase Agreement  associated with the issuance of the 10% Senior Subordinated Convertible Notes and the Security Agreement associated with our Revolving Line of Credit and Term Note (each discussed in Note 5 in Notes to Consolidated Financial Statements contained elsewhere herein) we are prohibited from paying dividends.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return on the Company’s Common Stock for the five fiscal years beginning December 31, 2001 and ending December 31, 2006, with the cumulative total return on the NASDAQ Stock Market-U.S. Index and the Philadelphia Exchange Semiconductor Sector Index (“SOXX”) over the same period (assuming the investment of $100 in the Company’s Stock, the NASDAQ Stock Market-U.S. Index and the SOXX Index on December 31, 2001 and the reinvestment of all dividends).

Period Ended	Dec 31, 2001	Dec 31, 2002	Dec. 31, 2003	Dec. 31, 2004	Dec. 31, 2005	Dec. 31, 2006
Micro Component Technology, Inc.	100	23.73	48.81	18.98	5.76	6.78
NASDAQ Stock Market — U.S. Index	100	68.47	102.72	111.54	113.07	123.84
PHLX Semiconductor Sector Index	100	55.39	97.31	82.98	91.83	89.44

ITEM 6.  Selected Consolidated Financial Data

	SELECTED CONSOLIDATED FINANCIAL DATA
	Years Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$12,214	$7,069	$14,602	$11,123	$12,211
Cost of sales:
Product	6,163	4,012	7,286	6,295	7,604
Inventory revaluation	170	525	—	—	913
Total cost of sales	6,333	4,537	7,286	6,295	8,517
Gross Profit	5,881	2,532	7,316	4,828	3,694
Operating expenses:
Selling, general and administrative	4,095	4,213	5,596	4,872	8,556
Research and development	2,041	1,980	2,841	2,351	4,214
Restructuring charges	—	107	35	266	207
Loss from operations	(255)	(3,768)	(1,156)	(2,661)	(9,283)
Other income	(3,398)	(1,335)	(892)	(1,007)	(1,047)
Loss before income taxes	(3,653)	(5,103)	(2,048)	(3,668)	(10,330)
Income tax provision	—	—	—	—	—
Net income (loss)	$(3,653)	$(5,103)	$(2,048)	$(3,668)	$(10,330)

Basic earnings (loss) per share	$(0.12)	$(0.20)	$(0.08)	$(0.21)	$(0.73)
Diluted earnings (loss) per share	$(0.12)	$(0.20)	$(0.08)	$(0.21)	$(0.73)

Weighted average shares outstanding:
Basic	30,642	25,894	25,013	17,606	14,125
Diluted	30,642	25,894	25,013	17,606	14,125

Selected Balance Sheet Data:
Cash and cash equivalents	$200	$77	$166	$1,078	$1,560
Working capital	(664)	(188)	1,737	1,618	2,861
Total assets	5,556	4,546	6,122	7,194	7,753
Long-term debt	5,506	3,683	1,458	195	—
Convertible notes	—	3,630	3,630	7,340	10,000
Total stockholders equity (deficit)	$(5,815)	$(7,056)	$(2,676)	$(5,026)	$(5,794)

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

The demand for our products and services is dependent upon growth in the semiconductor industry and the increasing automation needs of semiconductor manufacturers and independent test and assembly facilities.  In the fourth quarter of 2000, the semiconductor industry went into a sharp downturn, which continued through 2005 but with a slight upturn in 2006.  At this juncture, the return to sustained market growth cannot be predicted in the short term.  As we have disclosed in our Form 10-K for the year ended December 31, 2005 and 2004 and each of our Forms 10-Q for the first three quarters of 2006 and 2005, a continued or renewed market downturn might result in significant losses, charges for inventory revaluation, or asset impairment or restructuring charges.  In response to these negative market conditions a number of restructuring steps were taken in 2003, 2004 and 2005, as described below.  No restructuring actions were taken in 2006.

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

On February 17, 2006, we restructured the financing with Laurus, and increased the total maximum secured indebtedness with Laurus to $9.25 million.  The Company also issued Laurus a 10-year option to purchase 2,500,000 shares at an exercise price of $.01 per share.  The shares issuable upon exercise of the option have standard registration rights. As a result of the new financing with Laurus, the conversion price for all of the Noteholders who accepted the prior restructuring agreements was reduced to $0.56 per share.

On August 28, 2006, the Company sent the holders of the Company’s 10% Senior Subordinated Convertible Notes an Offer to Reduce Note Conversion Price, in which the Company offered to reduce the conversion price of the Notes to $0.29 per share if the holders agreed to convert their Notes by August 31, 2006. Effective August 31, 2006, holders of $2.1 million in principal amount of the Notes (62%) accepted the offer and agreed to convert their Notes, and the Company issued 7,795,223 shares of common stock to those holders.  As of December 24, 2006, an additional $65,000 in principal amount of the Notes was satisfied by cash payments by the Company at a discount.  There is currently $1.2 million in principal amount of the Notes outstanding, represented by one Note now held by Laurus.  The Note has a conversion price of $.56 per share, and is due and payable in full on March 31, 2008.

On March 29, 2007, we again restructured the financing with Laurus, and increased the total secured indebtedness to $10.25 million.  The restructured financing includes a $5.25 million term note.  Interest is payable monthly on the term note at the prime rate plus 2.5%.  The note is non-convertible.  Beginning March 1, 2008, we are required to make monthly payments equal to 1/60th of the principal amount until February 17, 2009, at which time the entire remaining principal and accrued interest is due and payable in full.  In addition to the $5.25 million note, there is a $4.0 million working capital line of credit, which is payable in full on March 8, 2008.  Interest is payable monthly on the line at the prime rate plus 2.5%.  As of March 30, 2007, there was an $800,000 over-advance in excess of the borrowing base on the working capital line of credit.  Principal on the over-advance is repayable in $100,000 monthly payments beginning on February 28, 2008.  The restructured financing also includes an additional $1.0 million term note.  The proceeds from the $1 million term note, net of fees and expenses from the 2007 refinancing, are required to be held in a restricted account at a bank, and will only be released by the bank to the Company, upon approval of Laurus in its discretion, for the manufacture of demo equipment.  Interest is payable monthly at the prime rate plus 2.0% and the principal is payable in full on March 31, 2008.  As part of the 2007 restructuring, the Company also issued Laurus a 10-year option to purchase 5,000,000 shares at an exercise price of $0.01 per share.  The shares issuable upon exercise of the option have standard registration rights.

As part of the refinancing, Laurus required that the Company grant Roger Gower, the Company’s CEO, an option for 1,000,000 shares, as incentive for him to remain with the Company.  On March 20, 2007, the Compensation Committee of the Company approved the grant to Mr. Gower of a non-qualified stock option to purchase 1,000,000 shares of common stock at a price of $0.26 per share, the closing sale price on the day of grant.  The option becomes fully vested on March 20, 2008 and has a term of 10 years.

Most industry forecasts are presently predicting that capacity-driven purchases of capital equipment are expected to improve in 2007.  However, the level of improvement and the ability for the market to sustain an improvement continues to be uncertain.  Therefore, we will continue to monitor the market and if required, examine opportunities to further reduce our costs through further consolidation of operations, limiting capital expenditures, monitoring inventory purchases and additional strategic restructuring initiatives.  Certain of these types of actions have the potential for further charges in future periods.  The impact of a continuing contraction of the semiconductor capital equipment market has the potential to have a material adverse effect on our financial condition, results of operations, and cash flows.

Critical Accounting Policies

Revenue Recognition

Under SAB 104, we recognize revenue upon shipment, as our terms are FOB shipping point, for established equipment products that have previously satisfied existing customer performance specifications and that provide for full payment tied to shipment.  Revenue for products that have not previously satisfied customer performance specifications or from sales where all or a portion of customer payment is based upon acceptance are only recognized upon customer acceptance.  As such, in periods of increasing shipments, revenues will be deferred if the shipments are for new customers, new products or the payment terms are tied to acceptance criteria.  Consequently, if these conditions exist, we may report revenue levels that are not reflective of actual shipment growth rates.  Conversely, in periods of decreasing shipments, we potentially could recognize revenues related to shipments made in prior periods.  Consequently, if these conditions exist, we may report revenue levels that are greater than actual shipments.  During the year ended December 31, 2006, revenue recorded approximated shipments.

Allowance for Doubtful Accounts

We record a provision for doubtful accounts based on specific identification of our accounts receivable. This involves a degree of judgment based on discussion with our internal sales and marketing groups, our customer base and the examination of the financial stability of our customers.  There can be no assurance that our estimates will match actual amounts ultimately written off.  During periods of downturn in the market for semiconductor capital equipment or economic recession, a greater degree of risk exists concerning the ultimate collectibility of our accounts receivable due to the impact that these conditions might have on our customer base.  For the year ended December 31, 2006, no provisions were recorded and we charged approximately $22,000 against the allowance for accounts receivable that we deemed to be uncollectible.

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

Provisions to reduce inventories to the lower of cost or market are made based on a review of excess and obsolete inventories through an examination of historical component consumption, current market demands and shifting product technology.  Significant assumptions with respect to market trends and customer product acceptance are utilized to formulate our provision methods.  Sudden or continuing downward changes in the semiconductor capital equipment market may cause us to record additional inventory revaluation charges in future periods.  For the years ended December 31, 2006 and 2005, we recorded additional inventory reserve of $170,000 and $525,000.  No writedown of our inventories occurred for the year ended December 31, 2004.

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

Results of Operations

The following table sets forth, for the periods indicated, certain items in our statements of operations as a percentage of net sales:

	Years Ended
	Dec. 31,	Dec. 31,	Dec. 31,
	2006	2005	2004
Net sales	100.0%	100.0%	100.0%
Cost of sales	51.9	64.2	49.9
Gross profit	48.1	35.8	50.1
Operating expenses:
Selling, general and adminstrative	33.5	59.6	38.3
Research and development	16.7	28.0	19.5
Restructuring charge	—	1.5	0.2
Total operating expenses	50.2	89.1	58.0
Loss from operations	(2.1)	(53.3)	(7.9)
Other expense	(27.8)	(18.9)	(6.1)
Net loss	(29.9)%	(72.2)%	(14.0)%

Year Ended December 31, 2006 versus Year Ended December 31, 2005

Net Sales.  Net sales for the year ended December 31, 2006 increased $5.1 million or 72.8% to $12.2 million, compared to net sales of $7.1 million for the prior year.  This increase is a result of an upturn in the capital equipment market.  Sales increases were experienced across all of our product lines.  Sales of our Tapestry and Smart Solutions strip-based products increased $5.2 million or 161% over the prior year period, while sales of singulated device handler products also increased $0.1 million or 6% from the prior year period.  Sales of our Tapestry and Smart Solutions strip-based product made up 70.0% of our net sales for the year ended December 31, 2006 compared to 46.0% in the prior year period.

Net sales to Asia comprised approximately 84.1% of our net sales for the year ended December 31, 2006.  Net sales to customers in the United States represented approximately 13.0% and net sales to customers in Europe represented approximately 2.9% for year ended December 31, 2006.  Comparatively, net sales to customers in Asia comprised approximately 78.5% of our net sales for the year ended December 31, 2005.  Net sales to customers in the United States represented approximately 17.1% and net sales to customers in Europe represented approximately 4.4% for year ended December 31, 2005.

Gross Profit.  Gross profit increased $3.3 million to $5.9 million or 48.1% of net sales from $2.5 million or 35.8% of net sales, for the comparable period in the prior year.  The increase in gross margin is directly related to the increase in sales volume resulting in fixed costs being spread over higher sales volumes, partially offset by recording of $171,000 of additional inventory reserve and $250,000 of scrap inventory.  For the year ended December 31, 2005, we recorded an additional inventory reserve of $525,000.

Selling, General and Administrative Expense.  Selling, general and administrative expense in 2006 was $4.1 million, or 33.5% of net sales compared to $4.2 million, or 59.6% of net sales in the prior year.  The expenses for 2006 remained flat compared to the prior year due to the results of restructuring efforts that have been completed during 2003, 2004, and 2005.  Although the expenses remain the same, the percentage to net sales is lower  than the prior year due to expenses being spread over higher net sales.  Selling, general and administrative expense is expected to remain fairly flat in 2007.

Research and Development Expense.  Research and development expense was $2.0 million in 2006 and 2005.  As a percentage of sales, research and development expense in 2006 was 16.7% of net sales compared to 28.0% of net sales in 2005.  The decrease in percent of sales over the prior year is directly related to the spread of expenses over a higher net sales amount.  We expect research and development expenses to increase slightly in 2007 due to the anticipation of new product development projects, subject to impacts resulting from market requirements.

Restructuring Charge.  There were no restructuring charges in 2006.  However, in 2005, due to the continuing retraction of the semiconductor capital equipment market, we reduced our workforce across all functional areas by approximately 7% in the second quarter and 2% in the third quarter.  The restructuring charge totaled $107,000 or 1.5% of net sales in 2005.  This charge reflected severance and other benefit costs associated with the reduction.  This workforce reduction affected a total of 9 employees.

Other Income (Expense).  Interest income for the year ended December 31, 2006 was $11,000 compared to $13,000 for the comparable period in the prior year.  This decrease resulted from lower balances in investment in interest-bearing cash and cash equivalents.  Interest expense and other totaled $3.4 million or 27.8% of net sales in the current year, compared to $1.3 million or 18.9% of net sales for the comparable period in the prior year.  Included in interest expense and other are non-cash expenses of $1.8 million, of which $0.4 million relates to the Laurus refinancing of prior debt issuance expense, that occurred in February and $1.4 million of conversion expense relating to conversion from debt to equity of $2.1 million in subordinated notes payable.

Income Tax Provision.  During both 2006 and 2005, we incurred minimal tax liabilities.  We have recorded valuation allowances against all benefits associated with net operating loss carry forwards due to uncertainty regarding their ultimate utilization.

Net Loss.  Net loss for the year ended December 31, 2006 was $3.7 million, or $0.12 per basic and diluted share, as compared to net loss of $5.1 million, or $ 0.20 per basic and diluted share for the comparable prior year period.

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

Quarterly Results

The following tables present selected unaudited quarterly operating results for the eight fiscal quarters ended December 31, 2006, as well as the data expressed as a percentage of net sales.  We believe that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with our consolidated financial statements.  The operating results for any quarter are not necessarily indicative of the results for any subsequent period.

	(in thousands, except per share data)

	Quarter Ended
	Dec. 31	Sept 30	July 1	April 1	Dec. 31	Sept. 24	June 25	Mar. 26
	2006	2006	2006	2006	2005	2005	2005	2005

Net sales	$2,884	3,279	$3,676	$2,375	$2,029	$1,758	$1,322	$1,960
Cost of sales	1,763	1,770	1,619	1,181	1,627	984	869	1,057
Gross profit loss	1,121	1,509	2,057	1,194	402	774	453	903

Operating expenses:
Selling, general and administrative	1,038	1,074	1,038	945	992	945	1,145	1,131
Research and development	511	487	525	518	466	435	491	588
Restructuring charge	—	—	—	—	1	40	66	—

Income (loss) from operations	(428)	(52)	494	(269)	(1,057)	(646)	(1,249)	(816)

Other expense	(270)	(1,827)	(487)	(814)	(445)	(346)	(307)	(237)

Net income (loss)	$(698)	$(1,879)	$7	$(1,083)	$(1,502)	$(992)	$(1,556)	$(1,053)

Net income (loss) per share: (1)

Basic	$(0.02)	$(0.06)	$(0.00)	$(0.04)	$(0.06)	$(0.04)	$(0.06)	$(0.04)
Diluted	$(0.02)	$(0.06)	$(0.00)	$(0.04)	$(0.06)	$(0.04)	$(0.06)	$(0.04)

Weighted average common and common equivalent shares outstanding:

Basic	36,644	31,141	27,490	27,225	26,215	26,187	25,567	25,567
Diluted	36,644	31,141	27,490	27,225	26,215	26,187	25,567	25,567

	Quarter Ended

	Dec. 31	Sept. 30	July 1	April 1	Dec. 31	Sept. 24	June 25	Mar. 26
	2006	2006	2006	2006	2005	2005	2005	2005
Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.1	54.0	44.0	49.7	80.2	56.0	65.7	53.9
Gross profit	38.9	46.0	56.0	50.3	19.8	44.0	34.3	46.1
Operating expenses:
Selling, general and administrative	36.0	32.8	28.2	39.8	48.9	53.8	86.6	57.7
Research and development	17.7	14.9	14.3	21.8	22.9	24.7	37.1	30.0
Restructuring charge	—	—	—	—	0.1	2.3	5.0	—
Income (loss) from operations	(14.8)	(1.7)	13.5	(11.3)	(52.1)	(36.8)	(94.4)	(41.6)
Other expense	(9.4)	(55.7)	(13.3)	(34.3)	(22.0)	(19.7)	(23.2)	(12.1)
Net income (loss)	(24.2)%	(57.4)%	0.2%	(45.6)%	(74.1)%	(56.5)%	(117.6)%	(53.7)%

(1)          The sum of income (loss) per share for the fiscal quarters may differ from annual loss per share due to the required method of computing weighted average number of shares in the respective periods.

Liquidity and Capital Resources

The net loss and increases in accounts receivable, partially offset by other accrued liabilities, were the primary uses of cash in 2006.  The net loss and decreases in accounts payable were the primary uses of cash in 2005.  The net loss and decreases in accounts payable and other accrued liabilities were the primary uses of cash in 2004.  Cash used in operations was $3.2 million, $3.2 million and $3.4 million in 2006, 2005 and 2004, respectively.

We record provisions for doubtful accounts based on specific identification of our accounts receivable.  As a result of this examination, no provisions were recorded for the year ended December 31, 2006; however, we wrote off approximately $22,000 for the year ended December 31, 2006 and $113,000 for the year ended December 31, 2005, which we deemed uncollectible.  We recorded no provisions for doubtful accounts for the years ended December 31, 2005 and December 31, 2004, respectively.

Capital expenditures totaled $36,000, $35,000 and $149,000 for the years ended December 31, 2006, 2005 and 2004, respectively.  Capital purchases for all periods have been primarily for production and computer equipment and for leasehold improvements.   As of December 31, 2006, we had approximately $0.74 million in committed purchase orders outstanding with our vendors and budgeted capital expenditures for 2007 is approximately $0.1 million.

On March 9, 2004 we completed a $5.0 million secured financing transaction with an institutional lender, Laurus Master Fund Ltd.  Under the terms of the three-year agreement, we put in place a $3.0 million secured working capital line of credit and a $2.0 long-term convertible note.  In connection with the execution of this credit facility, we issued to the lender a seven-year warrant to purchase 400,000 shares of our common stock at exercise prices ranging from $2.30 to $2.88.  Our existing secured lending relationship was terminated as a result of this transaction.  This credit facility is secured by all the assets of the Company.

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

On February 17, 2006, we restructured the financing with Laurus, and increased the total maximum secured indebtedness with Laurus to $9.25 million.  The Company also issued Laurus a 10-year option to purchase 2,500,000 shares at an exercise price of $.01 per share.  The shares issuable upon exercise of the option have standard registration rights. As a result of the new financing with Laurus, the conversion price for all of the Noteholders who accepted the prior restructuring agreements was reduced to $0.56 per share.

On August 28, 2006, the Company sent the holders of the Company’s 10% Senior Subordinated Convertible Notes an Offer to Reduce Note Conversion Price, in which the Company offered to reduce the conversion price of the Notes to $0.29 per share if the holders agreed to convert their Notes by August 31, 2006. Effective August 31, 2006, holders of $2.1 million in principal amount of the Notes (62%) accepted the offer and agreed to convert their Notes, and the Company issued 7,795,223 shares of common stock to those holders.  As of December 24, 2006, an additional $65,000 in principal amount of the Notes was satisfied by cash payments by the Company at a discount.  There is currently $1.2 million in principal amount of the Notes outstanding, represented by one Note now held by Laurus.  The Note has a conversion price of $.56 per share, and is due and payable in full on March 31, 2008.

On March 29, 2007, we again restructured the financing with Laurus, and increased the total secured indebtedness to $10.25 million.  The restructured financing includes a $5.25 million term note.  Interest is payable monthly on the term note at the prime rate plus 2.5%.  The note is non-convertible.  Beginning March 1, 2008, we are required to make monthly payments equal to 1/60th of the principal amount until February 17, 2009, at which time the entire remaining principal and accrued interest is due and payable in full.  In addition to the $5.25 million note, there is a $4.0 million working capital line of credit, which is payable in full on March 8, 2008.  Interest is payable monthly on the line at the prime rate plus 2.5%.  As of March 30, 2007, there was an $800,000 over-advance in excess of the borrowing base on the working capital line of credit.  Principal on the over-advance is repayable in $100,000 monthly payments beginning on February 28, 2008.  The restructured financing also includes an additional $1.0 million term note.  The proceeds from the $1 million term note, net of fees and expenses from the 2007 refinancing, are required to be held in a restricted account at a bank, and will only be released by the bank to the Company, upon approval of Laurus in its discretion, for the manufacture of demo equipment.  Interest is payable monthly at the prime rate plus 2.0% and the principal is payable in full on March 31, 2008.  As part of the 2007 restructuring, the Company also issued Laurus a 10-year option to purchase 5,000,000 shares at an exercise price of $0.01 per share.  The shares issuable upon exercise of the option have standard registration rights.

As part of the refinancing, Laurus required that the Company grant Roger Gower, the Company’s CEO, an option for 1,000,000 shares, as incentive for him to remain with the Company.  On March 20, 2007, the Compensation Committee of the Company approved the grant to Mr. Gower of a non-qualified stock option to purchase 1,000,000 shares of common stock at a price of $0.26 per share, the closing sale price on the day of grant.  The option becomes fully vested on March 20, 2008 and has a term of 10 years.

Our contractual obligations are as follows (in thousands):

	2007	2008	2009	2010	2011	Thereafter
Future rental payments under noncancelable leases	$377.0	$191.0	$178.0	$180.0	$182.0	$61.0

Payments due under long term debt agreements	$228.0	$2,105.0	$4,375.0	—	—	—

For the years ended December 31, 2006, we issued 150,000 shares of common stock through the exercise of employee stock options and our stock purchase plan.  For the year ended December 31, 2005, no common shares were exercised through employee stock options, warrants and our stock purchase plan.  For the year ended December 31, 2004, we issued approximately 0.1 million shares of common stock through the exercise of employee stock options and our stock purchase plan, which provided approximately $21,000 in cash to us.

We believe that these transactions in combination with our existing line of credit will provide the cash necessary to meet our operating, working capital and capital resource obligations through all of 2007.

A material portion of the principal and interest due from the Company to Laurus on the existing financing agreements becomes due and payable in March of 2008.  In the event that we are unable to repay or refinance our debt in March of 2008, Laurus could potentially take a number of actions as secured creditor which would have a material negative impact on the Company and its shareholders, including foreclosure, a forced sale of all or part of the Company, and/or liquidation. Further, if future financing requirements are satisfied through the issuance of equity or debt instruments, shareholders may experience additional dilution in terms of their percentage of ownership of our securities.

Federal Tax Matters

We paid only nominal federal and state income taxes in the years ended December 31, 2006, 2005 and 2004.  At December 31, 2006, we had federal net operating loss carryforwards for tax reporting purposes of approximately $99.7 million.

ITEM 7A . Quantitative And Qualitative Disclosures About Market Risk

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically had little impact on us.  Inflation has not been a significant factor in our operations in any of the periods presented, and it is not expected to affect operations in the future.  A 1% increase in interest rates would increase our interest expense by $100,000 per year.  Our short term revolving line of credit and long-term convertible debt carried interest at the prime rate plus 2.5%.  There is no material market risk relating to our long-term debt.

Impact of New Accounting Standards

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, or FIN 48.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This pronouncement also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006; therefore, the Company will adopt the new requirements for fiscal 2007.  We do not expect the adoption of this pronouncement to have a material impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which effective for interim and annual reporting periods beginning after November 15, 2007.  This statement provides a definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements for future transactions.  The Company has not yet assessed the impact of this Statement on the Company’s financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  The Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 will be effective for the first fiscal year that begins after November 15, 2007.  The company has not yet assessed the impact of this Statement on the Company’s financial statements.

ITEM 8.  Consolidated Financial Statements and Supplementary Data

See Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2006.  The financial information by quarter is included in Item 7 of this Annual Report on Form 10-K.

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

The audit report of Virchow Krause on the financial statements of the Company for the year ended December 31, 2005 contains an explanatory paragraph that raises substantial doubt about the Registrant’s ability to continue as a going concern.  The audit reports of Virchow Krause on the financial statements of the Registrant for the last two fiscal years ended December 31, 2005, did not contain any other adverse opinion or disclaimer of opinion, nor were those opinions otherwise qualified or modified as to audit scope or accounting principles.  During the Registrant’s two most recent fiscal years ended December 31, 2005, and during the subsequent interim period preceding the resignation of Virchow Krause, there was no disagreement between the Registrant and Virchow Krause on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Virchow Krause’s satisfaction, would have caused Virchow Krause to make reference to the subject matter of the disagreement in connection with its reports.  During the Registrant’s two most recent fiscal years and the subsequent interim period through December 8, 2005, there were no reportable events, as that term is defined by Item 304 of Regulation S-K.

No consultations occurred between the Registrant and Olsen Thielen during the two most recent fiscal years ended December 31, 2005, and during the subsequent interim period preceding the resignation of Virchow Krause, regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant’s financial statements, or (2) any matter that was the subject of a disagreement or a reportable event.

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

No changes in the Company’s internal control over financial reporting occurred during the fourth quarter of 2006 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B.  Other Information

This item is not applicable.

PART III

ITEM 10.  Directors, Executive Officers, and Corporate Governance

The information required by this item is incorporated by reference from the Proxy Statement to be filed no later than 120 days following our December 31, 2006 year-end.

ITEM 11.  Executive Compensation

The information required under this item is hereby incorporated by reference from the Proxy Statement.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is hereby incorporated by reference from the Proxy Statement.

ITEM 13.  Certain Relationships and Related Transactions and Director Independence

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

10II                            Common Stock Purchase Warrant with Laurus Master Fund, Ltd. dated January 28, 2005. (17)

10JJ                          Second Agreement for Payment of Interest with Stock, effective January 31, 2005 (18).

10KK                  Security and Purchase Agreement with Laurus Master Fund, Ltd. effective February 17, 2006 (19).

10LL                      Secured Non-Convertible Revolving Note with Laurus Master Fund, Ltd. effective February 17, 2006 (19).

10MM            Secured Non-Convertible Term Note with Laurus Master Fund, Ltd. effective February 17, 2006 (19).

10NN                  Offer to Reduce Note Conversion Price to 10% Senior Subordinate Convertible Notes dated August 28, 2006 (20).

10OO                  Consulting agreement made between Micro Component Technology, Inc. and a member of the Board of Directors, Pat Verderico dated October 18, 2006 (21).

10PP                      Employee Stock Option Agreement dated March 20, 2007(22).

10QQ                  Securities Purchase Agreement with Laurus Master Fund, Ltd. effective March 29, 2007 (23).

10RR                    Amendment to the Secured Non-Convertible Revolving Note with Laurus Master Fund, Ltd. effective March 29, 2007 (23).

10SS                      Secured Term Note with Laurus Master Fund, Ltd. effective March 29, 2007 (23).

10TT                    Common Stock Purchase Warrant with Laurus Master Fund, Ltd. effective March 29, 2007 (23).

10UU                  Restricted Account Agreement with Laurus Master Fund, Ltd. dated March 29, 2007 (23).

10VV                    Restricted Account Side Letter with Laurus Master Fund, Ltd. dated March 29, 2007 (23).

21.                                 Revised Listing of Subsidiaries of Micro Component Technology, Inc. (11).

23.1                           Consent of Olsen Thielen & Co. Ltd. (filed herewith).

23.2                           Consent of Virchow, Krause & Company, LLP (filed herewith).

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

(20)         Incorporated by reference to the report on Form 8-K filed by MCT on September 7, 2006.

(21)         Incorporated by reference to the report on Form 8-K filed by MCT on October 18, 2006.

(22)         Incorporated by reference to the report on Form 8-K filed by MCT on March 23, 2007.

(23)         Incorporated by reference to the report on Form 8-K filed by MCT on April 2, 2007.

MICRO COMPONENT TECHNOLOGY, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee, Stockholders and Board of Directors of

Micro Component Technology, Inc. and Subsidiaries

St. Paul, MN

We have audited the accompanying consolidated balance sheet of Micro Component Technology, Inc. and Subsidiaries as of December 31, 2006 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effective of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Micro Component Technology, Inc. and Subsidiaries as of December 31, 2006 and the results of their operations and their cash flows for the year ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.

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

/s/ Olsen, Thielen & Co. Ltd.

St. Paul, Minnesota

March 30, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors

Micro Component Technology, Inc. and Subsidiaries

St. Paul, MN

We have audited the accompanying consolidated balance sheet of Micro Component Technology, Inc. and Subsidiaries as of December 31, 2005, and the related consolidated statements of operations, shareholders’ deficit and cash flows for the years ended December 31, 2005 and 2004.  These consolidated financial statements are the responsibility of the company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Micro Component Technology, Inc. and Subsidiaries as of December 31, 2005 and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004 in conformity with U.S. generally accepted accounting principles.

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

/s/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota

February 3, 2006

(except for Note 12, as to which the date is February 17, 2006)

MICRO COMPONENT TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$200	$77
Accounts receivable, less allowance for doubtful accounts of $126 and $148, respectively	2,816	1,661
Inventories	2,016	2,194
Other	169	169
Total current assets	5,201	4,101

Property, plant and equipment, net	91	148
Debt issuance costs, net of accumulated amortization of $1,383 and $1,005, respectively	246	276
Other assets	18	21
Total assets	$5,556	$4,546

Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of long-term debt	$228	$133
Bank line of credit, net of discounts of $0 and $42, respectively	3,906	2,630
Accounts payable	440	425
Accrued compensation	413	382
Accrued interest	144	234
Accrued warranty	101	153
Customer prepayments and unearned service revenue	382	152
Other accrued liabilities	251	180
Total current liabilities	5,865	4,289

Long-term debt, net of discounts of $836 and $545, respectively	5,506	3,683
10% senior subordinated convertible debt	—	3,630
Total liabilities	11,371	11,602

Commitments and contingencies (Note 7)

Stockholders’ deficit:
Preferred stock, $.01 par value, 1,000,000 authorized, none issued and outstanding
Common stock, $.01 par value, 55,000,000 authorized 36,665,322 and 26,215,388 issued, respectively	367	262
Additional paid-in capital	102,459	97,670
Accumulated deficit	(108,641)	(104,988)
Total stockholders’ deficit	(5,815)	(7,056)
Total liabilities and stockholders’ deficit	$5,556	$4,546

See Notes to Consolidated Financial Statements.

MICRO COMPONENT TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
Net sales	$12,214	$7,069	$14,602
Cost of sales:
Product	6,162	4,012	8,830
Inventory reserve adjustments	171	525	(1,544)
Total cost of sales	6,333	4,537	7,286
Gross profit	5,881	2,532	7,316
Operating expenses:
Selling, general, and administrative	4,095	4,213	5,596
Research and development	2,041	1,980	2,841
Restructuring charge	—	107	35
Total operating expenses	6,136	6,300	8,472

Loss from operations	(255)	(3,768)	(1,156)

Other income (expense):
Interest income	11	13	6
Interest expense	(3,371)	(1,247)	(868)
Gain on sale of property and equipment	—	—	14
Other expense	(38)	(101)	(44)

Loss before income taxes	(3,653)	(5,103)	(2,048)
Income tax provision	—	—	—

Net loss	$(3,653)	$(5,103)	$(2,048)

Net loss per common share:
Basic and diluted	$(0.12)	$(0.20)	$(0.08)

Weighted average common and common equivalent shares outstanding:
Basic	30,642	25,894	25,013
Diluted	30,642	25,894	25,013

See Notes to Consolidated Financial Statements.

MICRO COMPONENT TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(in thousands, except share data)

	Common Stock					Cumulative
						Other
			Additional	Compre-		Compre-
		Par	Paid-in	hensive	Accumulated	hensive
	Shares	Value	Capital	Loss	Deficit	Loss
Balance at December 31, 2003	21,145,300	$212	$92,668		$(97,837)	$(69)
Net loss				$(2,048)	(2,048)
Shares issued on conversion of 10% senior subordinated convertible debt, net	3,710,000	37	3,673
Shares issued in lieu of interest	654,260	7	659
Shares issued on exercise of options, net	56,951	—	22
Comprehensive loss				$(2,048)

Balance at December 31, 2004	25,566,511	$256	$97,022		$(99,885)	$(69)
Net loss				$(5,103)	(5,103)
Cumulative translation adjustments				69		69
Shares issued in lieu of interest	648,874	6	124
Discounts on long-term debt	—	—	524
Shares issued on exercise of options / warrants, net	—	—	—
Comprehensive loss				$(5,034)

Balance at December 31, 2005	26,215,385	$262	$97,670		$(104,988)
Net loss				$(3,653)	(3,653)
Shares issued in lieu of interest	1,304,711	13	303
Discounts on long-term debt	—	—	821
Shares issued on conversion of 10% senior subordinated convertible debt, net	7,795,223	78	3,613
Shares issued on exercise of options / warrants, net	1,350,000	14	52
Comprehensive loss				$(3,653)

Balance at December 31, 2006	36,665,322	$367	$102,459		$(108,641)	$—

See Notes to Consolidated Financial Statements.

MICRO COMPONENT TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(3,653)	$(5,103)	$(2,048)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	91	191	450
Amortization	813	420	267
Inventory reserve adjustments	171	525	(1,544)
(Gain) loss on disposal of property and equipment	1	—	14
Changes in operating assets and liabilities:
Accounts receivable	(1,155)	374	(496)
Inventories	7	275	1,651
Other assets	3	33	106
Accounts payable	15	(99)	(746)
Other accrued liabilities	507	138	(1,084)
Net cash used in operating activities	(3,200)	(3,246)	(3,430)

Cash flows from investing activities:
Additions to property, plant and equipment	(36)	(33)	(149)
Proceeds from disposition of property	—	28	—
Net cash used in investing activities	(36)	(5)	(149)

Cash flows from financing activities:
Proceeds (Payments) on long-term debt, net of discounts	843	(315)	(267)
Proceeds (Payments) on bank line of credit	1,096	1,011	(348)
Proceeds from institutional line of credit, net of discount	—	—	1,661
Issuance of long-term convertible note, net of debt issue costs	—	2,397	1,657
Proceeds from issuance of stock, net of stock issuance costs	66	—	(36)
Stock issuance costs	1,354	—	—
Net cash provided by financing activities	3,359	3,093	2,667

Effects of exchange rate changes	—	69	—

Net increase (decrease) in cash and cash equivalents	123	(89)	(912)

Cash and cash equivalents at beginning of period	77	166	1,078

Cash and cash equivalents at end of period	$200	$77	$166

Supplemental disclosure:
Non-cash investing and financing activities:
Stock issued in lieu of interest	$316	$130	$642
Discount on issuance of long-term debt	821	524	—
Stock issued in conversion of 10% senior subordinated debt	2,335	—	3,710
Conversion of accounts payable into long term debt	—	450	—

Cash paid for interest	$968	$503	$228

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

Our consolidated financial statements have been prepared on the assumption that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.   The Company has suffered recurring losses from operations and has a stockholders’ deficit.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

As of December 31, 2006, we had cash and cash equivalents of $200,000, working capital of negative $0.7 million, assets totaling $5.6 million, liabilities totaling $11.4 million and an accumulated deficit of $108.6 million.  We expect to continue to expend cash and incur operating losses at the current net sales levels, but to a lesser extent than the twelve months ended December 31, 2006 as certain operating expenses are expected to decline from 2006 levels. Our ability to generate cash and operating income is dependent on increasing our customer base to expand the penetration of our product technology and the realization of our lower operating expense targets.

On February 17, 2006, we restructured the financing with Laurus, and increased the total maximum secured indebtedness with Laurus to $9.25 million.  The Company also issued Laurus a 10-year option to purchase 2,500,000 shares at an exercise price of $.01 per share.  The shares issuable upon exercise of the option have standard registration rights. As a result of the new financing with Laurus, the conversion price for all of the Noteholders who accepted the prior restructuring agreements was reduced to $0.56 per share.

On August 28, 2006, the Company sent the holders of the Company’s 10% Senior Subordinated Convertible Notes an Offer to Reduce Note Conversion Price, in which the Company offered to reduce the conversion price of the Notes to $0.29 per share if the holders agreed to convert their Notes by August 31, 2006. Effective August 31, 2006, holders of $2.1 million in principal amount of the Notes (62%) accepted the offer and agreed to convert their Notes, and the Company issued 7,795,223 shares of common stock to those holders.  As of December 24, 2006, an additional $65,000 in principal amount of the Notes was satisfied by cash payments by the Company at a discount.  There is currently $1.2 million in principal amount of the Notes outstanding, represented by one Note now held by Laurus.  The Note has a conversion price of $.56 per share, and is due and payable in full on March 31, 2008.

On March 29, 2007, we again restructured the financing with Laurus, and increased the total secured indebtedness to $10.25 million.  The restructured financing includes a $5.25 million term note.  Interest is payable monthly on the term note at the prime rate plus 2.5%.  The note is non-convertible.  Beginning March 1, 2008, we are required to make monthly payments equal to 1/60th of the principal amount until February 17, 2009, at which time the entire remaining principal and accrued interest is due and payable in full.  In addition to the $5.25 million note, there is a $4.0 million working capital line of credit, which is payable in full on March 8, 2008.  Interest is payable monthly on the line at the prime rate plus 2.5%.  As of March 30, 2007, there was an $800,000 over-advance in excess of the borrowing base on the working capital line of credit.  Principal on the over-advance is repayable in $100,000 monthly payments beginning on February 28, 2008.  The restructured financing also includes an additional $1.0 million term note.  The proceeds from the $1 million term note, net of fees and expenses from the 2007 refinancing, are required to be held in a restricted account at a bank, and will only be released by the bank to the Company, upon approval of Laurus in its discretion, for the manufacture of demo equipment.  Interest is payable monthly at the prime rate plus 2.0% and the principal is payable in full on March 31, 2008.  As part of the 2007 restructuring, the Company also issued Laurus a 10-year option to purchase 5,000,000 shares at an exercise price of $0.01 per share.  The shares issuable upon exercise of the option have standard registration rights.

As part of the refinancing, Laurus required that the Company grant Roger Gower, the Company’s CEO, an option for 1,000,000 shares, as incentive for him to remain with the Company.  On March 20, 2007, the Compensation Committee of the Company approved the grant to Mr. Gower of a non-qualified stock option to purchase 1,000,000 shares of common stock at a price of $0.26 per share, the closing sale price on the day of grant.  The option becomes fully vested on March 20, 2008 and has a term of 10 years.

The Company believes that the combination of reduced spending, increasing our customer base to further enable the penetration of our product technology, and the amendment of our existing credit facility contained elsewhere herein, will provide the cash necessary to meet our operating, working capital and capital resource obligations through all of 2007.

A material portion of the principal and interest due from the Company to Laurus on the existing financing agreements becomes due and payable in March of 2008.  In the event that we are unable to repay or refinance our debt in March of 2008, Laurus could potentially take a number of actions as secured creditor which would have a material negative impact on the Company and its shareholders, including foreclosure, a forced sale of all or part of the Company, and/or liquidation. Further, if future financing requirements are satisfied through the issuance of equity or debt instruments, shareholders may experience additional dilution in terms of their percentage of ownership of our securities.

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

Accounts Receivable

We review customers’ credit history before extending unsecured credit and establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers and other information. Invoice terms can vary from net 30 days, to percentage amounts of the total customer purchase order tied to acceptance criteria.  The Company does not accrue interest on past due accounts receivable.  The Company writes off receivables when they are deemed uncollectible after all collection attempts have failed.  Accounts receivable are shown net of an allowance for doubtful accounts of $126,000 and $148,000 at December 31, 2006 and 2005, respectively.

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

Stock-Based Compensation

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R “Share-Based Payment”, on January 1, 2006.  This statement requires us to recognize the cost of employee and director services received in exchange for the stock options it has awarded.  Under SFAS 123R, we are required to recognize compensation expense over an award’s vesting period based on the award’s fair value at the date of grant.  We have elected to adopt SFAS 123R on a modified prospective basis; accordingly the financial statements for periods prior to January 1, 2006 do not include stock-based compensation costs calculated under the fair value method.  As a result of the adoption of SFAS 123R, we incurred a compensation expense of $4,000 for year ended December 31, 2006.

If compensation cost for our stock option and employee stock purchase plans had been accounted for in accordance with SFAS 123R, our net loss and net loss per share would have been as follows:

	Years Ended
	Dec 31	Dec. 31
	2005	2004
Net loss, in thousands:
As reported	$(5,103)	$(2,048)
Fair value compensation expense	(184)	(1,581)
Pro forma	$(5,287)	$(3,629)

Net loss per share — basic:
As reported	$(0.20)	$(0.08)
Fair value compensation expense	(0.01)	(0.06)
Pro forma	$(0.21)	$(0.14)

Net loss per share — diluted:
As reported	$(0.20)	$(0.08)
Fair value compensation expense	(0.01)	(0.06)
Pro forma	$(0.21)	$(0.14)

Stock Based Compensation:
As reported	$—	$—
Fair value compensation expense	(184)	(1,581)
Pro forma	$(184)	$(1,581)

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

The fair value of options granted under the stock option and employee stock purchase plans for the years ended December 31, 2006, 2005, and 2004 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions and results:

	Years Ended
	Dec. 31,	Dec. 31,	Dec. 31,
	2006	2005	2004

Dividend yield	0.00%	0.00%	0.00%
Expected volatility	91.89%	94.31%	93.53%
Risk-free interest rate	4.99%	3.89%	3.41%
Expected life of options	3.5 years	3.5 years	3.5 years
Fair value per share of options granted	$0.32	$0.21	$0.87

Foreign Currency Translation

Assets and liabilities of the foreign subsidiary are translated to U.S. dollars at year-end rates, and the statements of operations are translated at average exchange rates during the year.  Translation adjustments arising from the translation of the foreign affiliates’ net assets into U.S. dollars were recorded in cumulative other comprehensive income until 1999.  During 1999, the foreign subsidiary’s functional currency changed to the U.S. dollar due principally to a significant shift in the amount of activity denominated in U.S. dollars versus the local currency.  All translation adjustments are now recorded in the consolidated statements of operations.  For the year ended December 31, 2006, there are no cumulative translation adjustments.  For the year ended December 31, 2005, we wrote-off cumulative translation adjustments of $69,000.

New Accounting Standards

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, or FIN 48.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This pronouncement also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006; therefore, the Company will adopt the new requirements for fiscal 2007.  We do not expect the adoption of this pronouncement to have a material impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which effective for interim and annual reporting periods beginning after November 15, 2007.  This statement provides a definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements for future transactions.  The Company has not yet assessed the impact of this Statement on the Company’s financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  The Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 will be effective for the first fiscal year that begins after November 15, 2007.  The company has not yet assessed the impact of this Statement on the Company’s financial statements.

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

	Years Ended
	December 31,	December 31,	December 31,
	2006(1)	2005(1)	2004(1)
Weighted average common shares outstanding	30,642	25,894	25,013
Effect of dilutive stock options and warrants	—	—	—
Effect of convertible debt	—	—	—
	30,642	25,894	25,013

(1)          We reported a loss for the period.  No adjustment was made for the effect of stock options, warrants or convertible debt as the effect was anti-dilutive.  Stock options and warrants outstanding totaled 5,915,398 shares at December 31, 2006, 5,013,398 shares at December 31, 2005 and 3,358,058 shares at December 31, 2004.

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

NOTE 4 - BALANCE SHEET INFORMATION

The allowance for doubtful accounts receivable was as follows (in thousands):

	December 31,	December 31,
	2006	2005
Beginning balance	$148	$215
Provisions	—	46
Write offs	(22)	(113)
Ending balance	$126	$148

Provisions are charged to selling, general and administrative expense.

Major components of inventories were as follows (in thousands):

	December 31,	December 31,
	2006	2005
Raw materials	$1,314	$1,783
Work-in-process	377	394
Finished goods	325	17
	$2,016	$2,194

In accordance with accounting principles generally accepted in the United States of America, we value our inventories at the lower of cost or market.

The following table provides the inventory reserves for the years ended December 31, 2006 and 2005.

	2006	2005
Inventory reserve balance — beginning	$7,401	$7,149
Release of inventory reserve on sale of goods	—	(61)
Release of inventory reserve on scrap of goods	(1,959)	(212)
Additional inventory reserve	171	525
Inventory reserve balance — ending	$5,613	$7,401

We provide a standard thirteen month warranty program for our equipment products. We record provisions for warranty claims for these products based upon historical claim performance.  The following table provides the expense recorded and charges against our reserves for the years ended December 31, 2006 and 2005.

	2006	2005
Accrued warranty balance — beginning	$153	$162
Provision	32	62
Warranty claims	(84)	(71)
Accrued warranty balance — ending	$101	$153

Property, plant and equipment were as follows (in thousands):

	December 31,	December 31,
	2006	2005
Leasehold improvements	$193	$188
Machinery and equipment	2,049	2,070
Furniture and fixtures	208	208
	2,450	2,466
Less accumulated depreciation	(2,359)	(2,318)
	$91	$148

NOTE 5 - LONG-TERM DEBT

Long-term debt and financing obligations were as follows (in thousands):

	December 31,	December 31,
	2006	2005
Long-term Laurus notes, net of discounts of $836 and $545, respectively	$5,506	$3,455
Long-term California lease	228	361
Less: current portion	(228)	(133)
Total long-term debt	$5,506	$3,683

10% senior subordinated convertible notes	$—	$3,630

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

On February 17, 2006, we restructured the financing with Laurus, and increased the total maximum secured indebtedness with Laurus to $9.25 million.  The Company also issued Laurus a 10-year option to purchase 2,500,000 shares at an exercise price of $.01 per share.  The shares issuable upon exercise of the option have standard registration rights. As a result of the new financing with Laurus, the conversion price for all of the Noteholders who accepted the prior restructuring agreements was reduced to $0.56 per share.

On March 29, 2007, we again restructured the financing with Laurus, and increased the total secured indebtedness to $10.25 million.  The restructured financing includes a $5.25 million term note.  Interest is payable monthly on the term note at the prime rate plus 2.5%.  The note is non-convertible.  Beginning March 1, 2008, we are required to make monthly payments equal to 1/60th of the principal amount until February 17, 2009, at which time the entire remaining principal and accrued interest is due and payable in full.  In addition to the $5.25 million note, there is a $4.0 million working capital line of credit, which is payable in full on March 8, 2008.  Interest is payable monthly on the line at the prime rate plus 2.5%.  As of March 30, 2007, there was an $800,000 over-advance in excess of the borrowing base on the working capital line of credit.  Principal on the over-advance is repayable in $100,000 monthly payments beginning on February 28, 2008.  The restructured financing also includes an additional $1.0 million term note.  The proceeds from the $1 million term note, net of fees and expenses from the 2007 refinancing, are required to be held in a restricted account at a bank, and will only be released by the bank to the Company, upon approval of Laurus in its discretion, for the manufacture of demo equipment.  Interest is payable monthly at the prime rate plus 2.0% and the principal is payable in full on March 31, 2008.  As part of the 2007 restructuring, the Company also issued Laurus a 10-year option to purchase 5,000,000 shares at an exercise price of $0.01 per share.  The shares issuable upon exercise of the option have standard registration rights.

As part of the refinancing, Laurus required that the Company grant Roger Gower, the Company’s CEO, an option for 1,000,000 shares, as incentive for him to remain with the Company.  On March 20, 2007, the Compensation Committee of the Company approved the grant to Mr. Gower of a non-qualified stock option to purchase 1,000,000 shares of common stock at a price of $0.26 per share, the closing sale price on the day of grant.  The option becomes fully vested on March 20, 2008 and has a term of 10 years.

In December 2001, we issued $10.0 million of 10% Senior Subordinated Convertible Notes due in 2006 to a group of accredited investors.  These Notes were initially convertible into our common stock at a conversion price equal to $2.60 per share.  The Notes are redeemable by us at any time after January 3, 2004 as long as the market price of our common stock equals or exceeds 150% of the conversion price.  Proceeds from the Notes, net of debt issuance costs, totaled $9.2 million.  Holders of the Notes have standard registration rights if they convert the Notes to common stock.  The Note Purchase Agreement between us and the holders of the Notes contains certain affirmative and negative covenants.  Among other things, these covenants prohibit us from paying dividends to our shareholders or incurring more than $5.0 million of indebtedness that is senior to, or ranks the same as the Notes.  The covenants also require us to comply with applicable laws and regulations, maintain a market for our common stock, and provide the Note holders with copies of our SEC reports and certain other information. There are no financial covenants related to these Notes.  On June 30, 2003, we completed the restructuring of $9.29 million, or 92.9%, of our 10% Senior Subordinated Convertible Notes, wherein the participating noteholders agreed to accept stock in lieu of cash for the next four semi-annual interest payment dates beginning June 30, 2003 through December 31, 2004, and the conversion price for the Notes was reduced to $1.00 per share.  On February 25, 2005, we completed a second amendment to the agreement with the holders of our 10% Senior Subordinated Convertible Notes, wherein holders of 80% of the remaining Notes, representing $2.9 million, agreed to continue to accept stock in payment of interest for the remaining four interest payments through December 24, 2006.  As part of this amendment, we agreed to reduce the Note conversion price to $0.85 per share, and use our best efforts to register the shares with the SEC.  On April 29, 2005, we completed another financing transaction with Laurus.  As a result of the new financing with Laurus, the conversion price for all of the Noteholders who accepted the prior restructuring agreements was at that time reduced to $0.61 per share.  On August 28, 2006, the Company sent the holders of the Company’s 10% Senior Subordinated Convertible Notes an Offer to Reduce Note Conversion Price, in which the Company offered to reduce the conversion price of the Notes to $0.29 per share if the holders agreed to convert their Notes by August 31, 2006. Effective August 31,

2006, holders of $2.1 million in principal amount of the Notes (62%) accepted the offer and agreed to convert their Notes, and the Company issued 7,795,223 shares of common stock to those holders.

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

As of December 24, 2006, an additional $65,000 in principal amount of the Notes was satisfied by cash payments by the Company at a discount.  There is currently $1.2 million in principal amount of the Notes outstanding, represented by one Note now held by Laurus.  The Note has a conversion price of $.56 per share, and is due and payable in full on March 31, 2008.

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

Payments due under debt obligations, including additional amounts borrowed subsequent to year-end are as follows: 2007 - $228,000, 2008 - $2,105,000; 2009 - $4,375,000; and 2010 - $0.

NOTE 6 - INCOME TAXES

The Company incurred losses for the years ended December 31, 2006, 2005, and 2004, respectively, and recorded no provision for income taxes.

The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense recorded in the consolidated financial statements was as follows:

	Years Ended December 31,
	2006	2005	2004
Tax (benefit) at statutory rate	(35.0)%	(35.0)%	(35.0)%
Effect of graduated tax rates	1.0	1.0	1.0
State taxes	(3.0)	(3.0)	(3.0)
Adjustment for valuation allowance	37.0	37.0	37.0
	0.0%	0.0%	0.0%

As of December 31, 2006, we had federal net operating loss (NOL) carryforwards totaling approximately $99.7 million and tax credit carryforwards of approximately $117,000 which can be used to reduce future taxable income.  Such tax loss and tax credit carryforwards begin to expire in 2012.  Changes in the ownership of the Company have placed limitations on the annual usage of these NOLs.  Future changes in ownership may place additional limitations on these losses.

The components of the deferred tax asset is as follows:

	December 31,	December 31,
	2006	2005
Net operating loss carryforwards	$34,289	$13,431
Inventories	2,318	3,068
Accrued expenses	208	235
Other	233	269
Valuation allowance	(37,048)	(17,003)
	$—	$—

The Company has recorded a full valuation allowance against the asset because, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

We lease certain facilities and equipment under various operating leases.  We occupy approximately 24,029 square feet of leased space in St. Paul, Minnesota, for our principal executive offices and research and product development activities.  This lease expires on April 30, 2012 with a one-time option to terminate the lease on April 30, 2010 with a termination fee of two months gross rent.  We occupy approximately 54,000 square feet of leased space in Penang, Malaysia, which is utilized as a manufacturing center for our mature products.  This lease expires in June 2007.  As of December 31, 2006 we notified our landlord of our intent to lease on a month to month basis.

Total rent expense charged to operations, primarily for facilities and equipment, was $582,000, $615,000 and $814,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

The future minimum rental payments at December 31, 2006, due under noncancelable operating leases, are as follows: 2007 - $377,000; 2008 - $191,000; 2009 - $178,000; 2010 - $180,000; 2011 - $182,000 and $61,000 thereafter.

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

NOTE 8 - STOCK OPTION AND BONUS PLANS AND WARRANTS TO PURCHASE COMMON STOCK

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

Shares subject to options under these plans were as follows:

			Weighted
			Average
			Exercise
		Exercise	Price Per
Options	Shares	Price Range	Share
Outstanding at December 31, 2002	2,676,751	$0.69 to $11.25	$3.01

Granted	1,060,000	$0.90 to $1.27	$0.97
Exercised	(150,000)	$1.22	$1.22
Expired	(999,633)	$0.69 to $11.25	$3.01

Outstanding at December 31, 2003	2,587,118	$0.69 to $11.25	$2.27

Granted	390,000	$0.88 to $2.04	$1.23
Exercised	(26,750)	$0.69 to $0.90	$0.79
Expired	(226,822)	$0.69 to $7.75	$2.52

Outstanding at December 31, 2004	2,723,546	$0.69 to 11.25	$2.13

Granted	890,000	$0.16 to $0.36	$1.23
Exercised	—	—	—
Expired	(1,941,311)	$0.36 to $9.25	$1.98

Outstanding at December 31, 2005	1,672,235	$0.16 to 11.25	$1.33

Granted	40,000	$0.50	$0.50
Exercised	(150,000)	$0.36	$0.36
Expired	(288,000)	$0.69 to $4.0	$1.82

Outstanding at December 31, 2006	1,274,235	$0.16 to 11.25	$1.33

Exercisable at December 31, 2006	1,214,235	$0.16 to 11.25	$1.38

Options outstanding at December 31, 2006 had exercise prices ranging from $0.16 to $11.25 per share as summarized in the following table:

	Number	Weighted	Weighted	Number
Range of	Outstanding	Average	Average	Exercisable
Exercise	at Dec. 31,	Remaining	Exercise	at Dec. 31,
Prices	2006	Life	Price Per Share	2006

$0.16 to $1.56	986,235	1.5 years	$0.57	926,235
$1.84 to $2.95	168,000	5.3 years	$2.57	168,000
$3.19 to $4.00	50,000	1.6 years	$3.31	50,000
$5.44 to $7.75	60,000	3.2 years	$7.13	60,000
$9.25 to $11.25	10,000	3.2 years	$11.25	10,000
$0.16 to $11.25	1,274,235	2.1 years	$1.33	1,214,235

At December 31, 2006 and 2005, 725,000 and 765,000 shares, respectively, were available for future grants under the terms of these plans.  In December of 2004, the Compensation Committee of the Board of Directors approved the acceleration of the vesting of all of the then outstanding options under all plans.  At the time of this approval all option exercise prices exceeded the public market price of the underlying common shares.  This action resulted in 1,029,500 shares being accelerated with respect to their original vesting dates.

In February 1996, the Board of Directors adopted the Employee Stock Purchase Plan and reserved 300,000 shares of common stock for issuance under the Plan.  Eligible employees can elect under the Plan to contribute between two percent and ten percent of their base pay each plan year (June 1 - May 31) to purchase shares of common stock at a price per share equal to 85 percent of market value on the first day of the plan year or the last day of the plan year, whichever is lower.  Employee contributions are deducted from their regular salary or wages.  The maximum number of shares that can be purchased by an employee in any plan year is 1,000 shares.  For the years ended December 31, 2006, 2005, and 2004, no shares were issued under the plan.  For the year ended December 31, 2003, 8,000 shares were issued under the plan at a price of $0.37.  For the year ended December 31, 2002, 28,551 shares were issued under the plan at prices ranging from $2.59 to $2.68 at a weighted average price of $2.68.  Approximately 122,900 shares remain reserved for future issuances.

Under the Note Purchase Agreement  associated with the issuance of the 10% Senior Subordinated Convertible Notes and the Security Agreement associated with our Revolving Line of Credit and Term Note (each discussed in Note 5 in Notes to Consolidated Financial Statements contained elsewhere herein) we are prohibited from paying dividends.

NOTE 9 - SEGMENT, GEOGRAPHIC, CUSTOMER INFORMATION AND CONCENTRATION OF CREDIT RISK

We operate in one industry segment supplying automated equipment test handlers to the semiconductor industry.  Net sales to customers located in the three geographic regions in which we operate are summarized as follows (in thousands):

	Years Ended
	Dec. 31,	Dec. 31,	Dec. 31,
	2006	2005	2004
United States	$1,594	$1,205	$2,769
Asia	10,264	5,550	10,640
Europe	356	314	1,193
	$12,214	$7,069	$14,602

Although our primary manufacturing facility is located in Penang, Malaysia, we do not hold a material amount of long-lived assets outside of the United States.  Of our inventory reflected on the Company balance sheet as of December 31, 2006, $1.8 million was located in our facility in Penang, Malaysia.

During the year ended December 31, 2006 our top ten customers accounted for approximately 95% of net sales with three customers accounting for approximately 67.2% and one customer accounting for approximately 47.8% of net sales.  During the year ended December 31, 2005 our top ten customers accounted for approximately 92% of net sales with three customers accounting for approximately 53.3% of net sales and one customer accounting for approximately 33% of net sales.  During the year ended December 31, 2004 our top ten customers accounted for approximately 93% of net sales with three customers accounting for approximately 65% of net sales and one customer accounting for approximately 26% of net sales.  As of December 31, 2006, one customer accounted for 66.2% of our total net accounts receivable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of St. Paul, State of Minnesota, on April 2, 2007.

MICRO COMPONENT TECHNOLOGY, INC.

By:	/s/ Roger E. Gower
Roger E. Gower
President, Chief Executive Officer,
Chairman of the Board and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on April 2, 2007.

Signature	Capacity

/s/Roger E. Gower	President, Chief Executive Officer,
Roger E. Gower	Chairman of the Board and Director

/s/BachThuy T. Vo	Interim Chief Financial Officer
BachThuy T. Vo

/s/Donald J. Kramer	Director
Donald J. Kramer

/s/David M. Sugishita	Director
David M. Sugishita

/s/Donald R. VanLuvanee	Director
Donald R. VanLuvanee

/s/Patrick Verderico	Director
Patrick Verderico