Form 10-K/A
period 2006-12-31
MICRO COMPONENT TECHNOLOGY INC
filed 2007-04-30
CIK 911149

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

Number of shares outstanding of the Registrant’s Common stock, as of April 30, 2007, is 36,665,322.

EXPLANATORY NOTE

This form 10-K/A is being filed by the Company for the purpose of including the information required by Items 10-14 of Part III.  The Form 10-K as originally filed incorporated this information by reference from the definitive proxy statement.  Due to a delay in filing the definitive proxy statement, it will not be filed by the April 30, 2007 deadline for incorporation by reference.  Therefore, the Part III information is being included herein.  Also included are the required certifications.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Directors

The names and ages of the current directors, their current positions with the Company, and the year each first became a director are as follows:

Name and Age	Position	Director Since

Roger E. Gower, 66	Chairman of the Board, President, Chief Executive Officer, Secretary and Director	1995

Patrick Verderico, 63	Director	1992

David M. Sugishita, 59	Director	1994

Donald R. VanLuvanee, 62	Director	1995

Donald J. Kramer, 74	Director	1997

Business Experience of Directors

Roger Gower joined the Company as Chairman of the Board, President, Chief Executive Officer and Director in April 1995. Prior to that time, Mr. Gower was employed by Datamedia Corporation of Nashua, New Hampshire, a network and PC security software development company, where he served as President and Chief Executive Officer from 1991.  Prior to 1991 he was President and Chief Executive Officer of Intelledex, Inc., a Corvallis, Oregon-based manufacturer of robotic and automation systems for the semiconductor and disk drive manufacturing industries.  Earlier in his career, Mr. Gower served as President of Qume, a $200 million printer manufacturer and wholly owned subsidiary of ITT, and as a general manager with Texas Instruments.  Mr. Gower holds a BS degree in Electrical Engineering.

Patrick Verderico has been a director of the Company since December 1992.  From January 2001 to January 2003, he was Chief Financial Officer of Ubicom, an Internet processor and software company.  He is currently retired from that position.  From July 1997 to November 2000, he was President and Chief Executive Officer of OSE USA, Inc. (formerly known as Integrated Packaging Assembly Corporation), a semiconductor-packaging foundry.  From April 1997 to July 1997, he was Executive Vice President and Chief Operating Officer of that corporation.  Prior to 1997, Mr. Verderico held various executive positions with Maxtor, Creative Technology, Cypress Semiconductor, Philips Semiconductors, and National Semiconductor.  Mr. Verderico is a Certified Public Accountant and a former partner of Coopers & Lybrand (now known as PricewaterhouseCoopers).  He is also a director of PLX Technology, Inc.

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

Donald R. VanLuvanee became a director of MCT in November 1995 and is currently retired.  He was the President and Chief Executive Officer of Electro Scientific Industries, Inc., a company that designs and manufactures sophisticated manufacturing equipment for the worldwide electronics industry from 1992 to 2002.  From 1991 to July 1992, he was President and Chief Executive Officer of Mechanical Technology Incorporated, a supplier of contract research and development services and a manufacturer of technologically advanced equipment.  He is also a director of FEI Corporation, AirAdvice Corporation and Display Tech, Inc.

Donald J. Kramer was appointed to the board in February 1997.  He was also a director of MCT from 1986 to 1990, and from 1991 through 1995. He is currently a private investor. Until 1996, and for more than five years, he was a principal of TA Associates, a private equity capital firm located in Boston, Massachusetts.  He is also a director of Insignia Systems, Inc.

Directors serve until the next annual meeting of the shareholders at which their successors are elected, or until their prior resignation, removal or incapacity.  All of the current directors, except for Mr. Gower, are independent as that term is defined in the Nasdaq Listing Standards.

Audit Committee

The Audit Committee recommends the selection of the Company’s independent accountants, approves the services performed by such accountants, and reviews and evaluates the Company’s financial and reporting systems and the adequacy of internal controls for compliance with corporate guidelines.  The Audit Committee also reviews and approves all related-party transactions.  The members of the Audit Committee are Donald J. Kramer, Donald R. VanLuvanee and Patrick Verderico, each of whom is independent, as that term is defined in the NASD listing standards.  Mr. Verderico has been designated by the Board as the Audit Committee’s financial expert, as that term is defined by rules of the Securities and Exchange Commission (“SEC”).

Executive Officers

The names and ages of the executive officers, their current positions with the Company, and their years of appointment are as follows:

Name and Age	Position	Officer Since

Roger E. Gower, 66	Chairman of the Board, President, Chief Executive Officer, Secretary and Director	1995

Richard S. Sidell, 63	Chief Technology Officer	2001

Jesse DeGennaro, 65	Vice President of World Wide Sales	2005

BachThuy T. Vo, 39	Interim Chief Financial Officer	2005

Lori Faber, 44	Vice President of Finance	2006

The business experience of Mr. Gower is described above.

Richard S. Sidell was appointed Chief Technology Officer of the Company effective August 15, 2001.  He joined the Company in January 2000, when the Company acquired Aseco Corporation.  From September 1988 until January 2000, he was Vice President and Chief Technologist at Aseco.  For the ten prior years, he worked at Electro Scientific Industries, Inc., and a company acquired by ESI, in several engineering and management positions, and was involved in the development of laser memory repair equipment for the semiconductor industry.  He was formerly on the faculty at MIT, and holds a doctoral degree in Mechanical Engineering from MIT.

Jesse DeGennaro was appointed Vice President of World Wide Sales of the Company in August 2005.  Prior to joining the Company, he was Vice President of Sales & Marketing for Dymatix Automation Systems from 1999 to 2005.

BachThuy T. Vo, CPA, is Interim Chief Financial Officer under an agency contract while the Board seeks a permanent replacement. Mr. Vo was the full-time Chief Financial Officer of Cyberpower Systems (USA), Inc. from August 2003 until joining MCT in December 2005.  From September 2002 though August 2003, he served as Controller / Director of Special Projects for Softbrands, Inc.  From March 2001 through August 2002, he served as Corporate Controller for Makemusic, Inc.  From October 1999 through March 2001, he served as Controller for Cyberpower Systems (USA), Inc.

Lori Faber has been with the Company since 1988.  She was appointed Vice President of Finance effective April 30, 2006.  From January 2004 until April 2006, she served as Corporate Controller.  From March 2002 until January 2004, she served as Manager of Financial Compliance and

Reporting.  Prior to 2002, she served in various other financial and accounting positions with the Company.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires directors, officers and ten-percent shareholders to file initial reports of beneficial ownership and reports of changes in beneficial ownership with the Securities and Exchange Commission.  Such persons are also required to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on a review of the copies of such forms furnished to the Company, and written representations from such persons, the Company believes that all Section 16(a) filing requirements applicable to its directors, officers and ten-percent shareholders were complied with for the year ended December 31, 2006.

ITEM 11.  Executive Compensation

Summary Compensation Table

The following table contains summary information concerning compensation paid by the Company for the fiscal year ended December 31, 2006, to the CEO, CFO and each other executive officer whose total compensation exceeded $100,000:

Name and Position	Year	Salary	Commission	Bonus	Option Awards	All Other Compensation(1)	Total

Roger E. Gower	2006	$280,000	$—	$—	$—	$10,200	$290,200
Chairman, President, CEO &
Secretary

Richard S. Sidell	2006	$160,000	$—	$—	$—	$—	$160,000
Chief Technical Officer

BachThuy T. Vo	2006	$113,304	$—	$—	$—	$—	$113,304
Interim Chief Financial Officer (2)

Jesse DeGennaro	2006	$103,848	$76,927	$—	$—	$—	$180,775
Vice President, Sales

Steve Miller	2006	$109,029	$—	$—	$—	$1,200	$110,229
Vice President, Operations (3)

(1)          Includes automobile related costs.

(2)          Consists of amounts paid to contract agency.

(3)          Effective January 1, 2007, Mr. Miller no longer serves as an executive officer.

Outstanding Equity Awards at Fiscal 2006 Year-End

The following table sets forth certain information concerning equity awards to the named executive officers at December 31, 2006.

	Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date

Roger E. Gower	02/24/2005	277,777	—	$0.36	02/24/2015
	02/24/2005	22,223	—	$0.36	02/24/2015

Richard S. Sidell	10/13/1998	15,825	—	$1.19	10/13/2008
	05/11/1999	12,660	—	$1.28	05/11/2009
	10/31/2002	15,000	—	$0.69	10/31/2012
	06/25/2003	100,000	—	$0.90	6/24/2013

Jesse DeGennaro	09/22/2005	150,000	—	$0.16	9/22/2015

Steve Miller	04/15/2004	20,000	—	$1.49	04/15/2014
	02/24/2005	50,000	—	$0.36	02/24/2015

Lori Faber	09/07/2000	2,000	—	$7.75	09/07/2010
	08/28/2001	1,000	—	$2.73	08/28/2011
	10/31/2002	1,750	—	$0.69	10/31/2012

2006 Option Exercises

The following table sets forth certain information concerning options exercised by the named executive officers for the year ended December 31, 2006.

Option Awards
Name	Number Of Shares Acquired On Exercise	Value Realized On Exercise

Roger E. Gower	—	—

Richard S. Sidell	—	—

Jesse DeGennaro	—	—

Steve Miller	—	—

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

Compensation of Directors

From 2002 through 2006, directors did not receive any fees except for reimbursement of out of pocket expenses.  Beginning in 2007, each outside director will receive an annual retainer of $25,000 paid quarterly.  In addition, each person who becomes an outside director of the Company is automatically granted an option to purchase 10,000 shares of Common Stock under the Stock Option Plan for Outside Directors.  Each outside director is also automatically granted an option to purchase 10,000 shares of Common Stock upon each re-election as a director, or on the anniversary of the prior year’s grant in any year in which there is no meeting of the shareholders at which directors are elected.  The option price for each option granted under the Plan is the fair market value of the Common Stock on the date the option is granted.  All options granted under the Plan become exercisable in 50 percent increments on the first and second anniversaries of the date of grant.  The options must be exercised within ten years after the date of grant or, if earlier, within 12 months after the director ceases being a director.  However, a director who voluntarily declines to stand for re-election after the age of 60 shall not be required to exercise his or her options within one year, and shall continue to vest in his or her options after ceasing to be a director.  Directors who are employees of the Company receive no compensation for their services as directors.

The following table summarizes the compensation paid by the Company to non-employee directors for the fiscal year ended December 31, 2006.

Name (1)	Fees Earned or Paid in Cash	Option Awards (2)	All Other Compensation (3)	Total

Patrick Verderico	$—	$1,009	$4,800	$5,809

David M. Sugishita	$—	$1,009	$—	$1,009

Donald R. VanLuvanee	$—	$1,009	$—	$1,009

Donald J Kramer	$—	$1,009	$—	$1,009

(1)   Roger E. Gower, the Company’s President and Chief Executive Officer, is not included in this table as he is an employee of the Company and thus received no compensation for his service as a director.

(2)   Valuation is based on the stock-based compensation expense which the Company recognized during 2006 for financial statement purposes under FAS 123(R) for awards granted in 2006 and prior years utilizing assumptions discussed in Note 8 to the Company’s financial statements for the year ended December 31, 2006, but disregarding the estimate of forfeitures.

(3)   Consists of amount paid for consulting services.

The following table shows the aggregate number of shares underlying outstanding stock options held by the Company’s non-employee directors as of December 31, 2006.

Name	Shares Underlying Outstanding Stock Option Awards	Exercisable	Unexercisable

Patrick Verderico	75,000	60,000	15,000

David M. Sugishita	80,000	65,000	15,000

Donald R. VanLuvanee	90,000	75,000	15,000

Donald J. Kramer	100,000	85,000	15,000

The following table shows the grant date fair value of all stock option awards made to the Company’s non-employee directors during the year ended December 31, 2006.

Name	Grant Date Fair Value Of Option Awards In 2006

Patrick Verderico	$5,000

David M. Sugishita	$5,000

Donald R. VanLuvanee	$5,000

Donald J. Kramer	$5,000

Compensation Discussion and Analysis

Overview and Philosophy

The Compensation Committee of the Board of Directors (the “Committee”) operates pursuant to a Charter adopted by the Board of Directors on July 9, 1997.  The Charter includes a mission statement which states that the Committee’s mission is to ensure that the Company’s executive officers are compensated consistent with the following philosophy and objectives: (1) to support the Company’s overall business strategy and objectives; (2) to attract, retain and motivate the best executives in the Company’s industry; (3) to promote the Company’s pay-for-performance philosophy; and (4) to ensure that the Company’s compensation programs and practices are of the highest quality and designed with full consideration of all accounting, tax, securities law, and other regulatory requirements.

Pursuant to the Charter, the Committee is appointed by the Board and is comprised of two or more outside directors.  The main duties of the Committee, as described in the Charter, are as follows: (1) review and approve annual base salary and incentive compensation levels, employment agreements, and benefits of the chief executive officer and other key executives; (2) review and assess performance target goals established for bonus plans and determine if goals were achieved at the end of the plan year; (3) act as the administrative committee for the Incentive Stock Option Plan, the 2004 Incentive Stock Plan, the Employee Stock Purchase Plan, and any other incentive or purchase plans established by the Company; (4) consider and approve grants of incentive stock options, nonqualified stock options, restricted stock or any combination to any employee; and (5) prepare the Report of the Compensation Committee for inclusion in the Annual Proxy Statement.

It is the intention of the Committee to utilize a pay-for-performance compensation strategy that is directly related to achievement of the above objectives.  The primary elements of the executive compensation program are base salary, annual incentives, and long-term incentives.

Base Salary

Base salaries of the Company’s executive officers are intended to be competitive with the median base salaries paid by other corporations similar to the Company and to serve as a platform for performance-based (incentive) pay.  Base salaries are determined for executive positions using compensation surveys, taking into account variables such as geography, job comparability, size of the company and nature of the business.  In addition to base salary, executive officers are eligible to participate in the Company’s employee benefit plans on the same terms as other employees.

Annual Incentives

The Committee adopts a bonus plan for its executive officers each year.  Bonus payments are contingent on the performance of the Company.  No bonuses were paid under the plans for the years ended December 31, 2006 and 2005.

Long-term Incentives

The 2004 Incentive Stock Plan (successor to the original Incentive Stock Option Plan) is the basis of the Company’s long-term incentive plan for executive officers and other key employees.  The objective of the plan is to align executives’ long-term interests with those of the shareholders by creating a direct incentive for executives to increase stockholder value.  The stock option grants allow executives to purchase shares of Company stock at a price equal to the fair market value of the stock on the date of grant over a term of ten years.  The options generally vest and become exercisable over a period of two to four years following the date of grant.  Restricted stock grants allow executives to earn shares upon the completion of periods of employment with the Company, and/or the satisfaction of performance criteria.  The grant of options and restricted stock is consistent with the Company’s objective to include in total compensation a long-term equity interest for executive officers, with greater opportunity for reward if long-term performance is sustained.

The Company also maintains the Employee Stock Purchase Plan, pursuant to which eligible employees can contribute between two and ten percent of their base pay to purchase up to 1,000 shares of Common Stock per year.  The shares are issued by the Company at a price per share equal to 85 percent of market value on the first day of the offering period or the last day of the plan year, whichever is lower.

Conclusion

The Committee believes that the executive compensation plan discussed in this Proxy Statement is consistent with the overall corporate strategy for continued growth in earnings and stockholder value.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on our reviews and discussion with management, the Compensation Committee recommended to the Board of Directors, and the Board has approved, that the Compensation Discussion and Analysis be included in this Proxy Statement.

Submitted by the Compensation Committee:
Donald Kramer	Donald VanLuvanee	Patrick Verderico

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information as of December 31, 2006, for compensation plans under which securities may be issued.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by shareholders	1,129,235	(1)	$1.32	1,340,000	(2)
Equity compensation plans not approved by shareholders	145,000		$1.18	140,000

Total	1,274,235		$1.30	1,480,000

(1)   Includes 23,485 shares to be issued upon exercise of outstanding options with a weighted-average exercise price of $1.24, assumed by the Company in connection with its acquisition of Aseco Corporation in January 2000.

(2)   Includes 1,000,000 additional shares under the 2004 Incentive Stock Plan, and 100,000 additional shares under the Stock Option Plan for Outside Directors, being voted upon by the shareholders at the 2007 Annual Meeting.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the ownership of the Common Stock as of April 23, 2007 (i) by each person known to the Company to own beneficially more than five percent of the outstanding shares of Common Stock, (ii) by each of the Company’s executive officers named in the Summary Compensation table, (iii) by each of the Company’s directors, and (iv) by all of the executive officers and directors as a group:

	Shares Beneficially Owned
Name and Address of Beneficial Owners	Number	Percent

FIVE PERCENT SHAREHOLDERS

Perkins Capital Management, Inc.(1) 730 East Lake Wayzata, MN 55391	7,558,161	20.6%

Laurus Master Fund, Ltd. (2) 825 Third Avenue, 14th Floor New York, New York 10022	3,901,745	9.9%

DIRECTORS AND EXECUTIVE OFFICERS

Roger E. Gower (3)	320,000	*
Richard L. Sidell (3)	143,485	*
Donald J. Kramer (3)	85,000	*
David M. Sugishita (3)	65,000	*
Donald R. VanLuvanee (3)	75,000	*
Patrick Verderico (3)	60,000	*
All directors and executive officers as a group (9 in number) (3)	973,235	2.6%

* Denotes less than 1% of shares outstanding.

(1)          Perkins Capital Management, Inc. is a registered investment advisor. Its ownership includes shares held for clients and shares held by Perkins Opportunity Fund.

(2)          Laurus Master Fund Ltd. is the Company’s secured lender.  Its ownership include 1,155,500 shares, and 2,746,245 shares issuable within 60 days upon exercise of options and warrants granted in financing transactions, and conversion of the Company’s 10% Senior Subordinated Convertible Note.  Laurus holds additional options and warrants that are not exercisable within the next 60 days.

(3)          Includes shares deemed beneficially owned by virtue of the right to acquire them within 60 days pursuant to exercise of MCT’s stock options as follows: Mr. Gower – 300,000; Mr. Sidell – 138,485; Mr. Kramer – 85,000;  Mr. Sugishita - 65,000; Mr. VanLuvanee - 75,000; Mr. Verderico - 60,000; and all directors and executive officers as a group – 948,235.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

The Audit Committee reviews and approves all related-party transactions.  There were no reportable transactions during 2006.

ITEM 14.  Principal Accountant Fee and Services

On December 8, 2005, the Registrant’s independent public accountants, Virchow, Krause & Company, LLP (“Virchow Krause”), formally notified the Registrant that it would resign, effective with the completion of the audit for the fiscal year ending December 31, 2005.

Also on December 8, 2005, the Board of Directors, pursuant to the recommendation of the Audit Committee, approved the retention of Olsen Thielen & Co. Ltd. (“Olsen Thielen”), as the Registrant’s independent public accountants for the fiscal year ending December 31, 2006.

The audit reports of Virchow Krause on the financial statements of the Company for the year ended December 31, 2005 contain an explanatory paragraph that raises substantial doubt about the Registrant’s ability to continue as a going concern.  The audit reports of Virchow Krause on the financial statements of the Registrant for the last two fiscal years ended December 31, 2005, did not contain any other adverse opinion or disclaimer of opinion, nor were those opinions otherwise qualified or modified as to audit scope or accounting principles.  During the Registrant’s fiscal year ended December 31, 2005, and during the subsequent interim period preceding the resignation of Virchow Krause, there was no disagreement between the Registrant and Virchow Krause on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Virchow Krause’s satisfaction, would have caused Virchow Krause to make reference to the subject matter of the disagreement in connection with its reports.  During the Registrant’s 2004 fiscal year and the subsequent interim period through December 8, 2005, there were no reportable events, as that term is defined by Item 304 of Regulation S-K.

No consultations occurred between the Registrant and Olsen Thielen during the fiscal year ended December 31, 2005, and during the subsequent interim period preceding the resignation of Virchow Krause, regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant’s financial statements, or (2) any matter that was the subject of a disagreement or a reportable event.

Audit and Audit Related Fees

The following table shows the fees paid by the Company to its accountants for services rendered for the years ended December 31, 2006 and 2005.

	2006	2005
Audit Fees(1)	$113,656	$110,160
Audit-Related Fees(2)	6,425	5,250
Tax Fees(3)	20,064	36,630
All Other Fees	—	1,545
Total	$140,145	$153,585

(1)   Audit fees represent fees for professional services provided in connection with the audit of the Company’s financial statements, reviews of quarterly financial statements, and filings of registration statements related to shares reserved for issuance under stock option plans.

(2)   Audit-related fees represent fees for the audit of the Company’s employee benefit plan. In 2005, the fee relates to reviewing the S-2 filing.

(3)   Tax fees represent fees for the preparation of tax filings and technical advice regarding various tax issues.

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

ITEM 15.  Exhibits

31.1         Certification of Chief Executive Officer (filed herewith).

31.2         Certification of Chief Financial Officer (filed herewith).

32.0         Section 1350 Certification (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of St. Paul, State of Minnesota, on April 30, 2007.

MICRO COMPONENT TECHNOLOGY, INC.

By:	/s/ Roger E. Gower
Roger E. Gower
President, Chief Executive Officer,
Chairman of the Board and Director

EXHIBIT INDEX

Item

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.0	Section 1350 Certification