Form 10-Q
period 2007-03-31
MICRO COMPONENT TECHNOLOGY INC
filed 2007-05-11
CIK 911149

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares outstanding of the Registrant’s Common Stock, as of May 11, 2007 was 36,665,322.

MICRO COMPONENT TECHNOLOGY, INC.

FORM 10-Q

MICRO COMPONENT TECHNOLOGY, INC. AND SUBSIDIARIES

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2007	2006
Assets
Current assets
Cash and cash equivalents	$354	$200
Accounts receivable, less allowance for doubtful accounts of $126 and $126, respectively	2,648	2,816
Inventories	2,464	2,016
Other	159	169
Total current assets	5,625	5,201

Property, plant and equipment, net	104	91

Debt issuance costs, net of accumulated amortization of $1,412 and $1,383, respectively	267	246
Other assets	19	18

Total assets	$6,015	$5,556

Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of long-term debt	$1,467	$228
Bank line of credit, net of discounts of $0 and $0, respectively	3,873	3,906
Accounts payable	945	440
Accrued compensation	412	413
Accrued interest	156	144
Accrued warranty	103	101
Customer prepayments and unearned service revenue	560	382
Other accrued liabilities	135	251
Total current liabilities	7,651	5,865

Long-term debt, net of discounts of $1,956 and $836, respectively	3,206	5,506
Total liabilities	10,857	11,371

Stockholders’ deficit:
Preferred stock, $.01 par value, 1,000,000 authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 55,000,000 authorized, 36,665,322 and 36,665,322 issued, respectively	367	367
Additional paid-in capital	103,591	102,459
Accumulated deficit	(108,800)	(108,641)
Total stockholders’ deficit	(4,842)	(5,815)
Total liabilities and stockholders’ deficit	$6,015	$5,556

See notes to unaudited condensed consolidated financial statements

MICRO COMPONENT TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,	April 1,
	2007	2006
Net sales	$3,377	$2,375
Cost of sales	1,604	1,181
Gross profit	1,773	1,194

Operating expenses:
Selling, general and administrative	1,105	945
Research and development	500	518

Total operating expenses	1,605	1,463

Income (loss) from operations	168	(269)

Interest income	3	—
Interest expense and other	(330)	(814)

Total interest and other	(327)	(814)

Net loss	$(159)	$(1,083)

Net loss per share:

Basic	$(0.00)	$(0.04)
Diluted	$(0.00)	$(0.04)

Weighted average common and equivalent shares outstanding:

Basic	36,665	27,225
Diluted	36,665	27,225

See notes to unaudited condensed consolidated financial statements

MICRO COMPONENT TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,	April 1,
	2007	2006

Cash flows from operating activities:
Net loss	$(159)	$(1,083)
Adjustments to reconcile net loss to net cash used in operating Activities:
Depreciation and amortization	170	554
Changes in assets and liabilities:
Accounts receivable	168	(355)
Inventories	(448)	(229)
Other assets	9	28
Accounts payable	505	358
Other accrued liabilities	75	87

Net cash provided (used) in operating activities	320	(640)

Cash flow from investing activities:
Purchases of property, plant and equipment	(38)	(3)

Net cash used in investing activities	(38)	(3)

Cash flows from financing activities:
Payments of long-term debt	—	(96)
Repayment of long term note	—	(4,000)
Proceeds on long term note, net of discounts	(128)	4,907
Proceeds from issuance of stock	—	54

Net cash provided (used) by financing activities	(128)	865

Net increase in cash and cash equivalents	154	222

Cash and cash equivalents at beginning of period	200	77

Cash and cash equivalents at end of period	$354	$299

Supplemental cash flow information:
Non-cash financing activities:
Stock issued in lieu of interest	$—	$146
Cash paid for interest	261	205

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

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (generally accepted accounting principles) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management all adjustments, including normal recurring adjustments, necessary for a fair presentation of the interim periods presented have been included.  The interim results are not necessarily indicative of the operating results expected for the full fiscal year ending on December 31, 2007.

Our consolidated financial statements have been prepared on the assumption that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Report of the Independent Registered Public Accounting Firm on the financial statements of the Company as of and for the fiscal year ended December 31, 2006 included in Form 10-K contained an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern.   The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As of March 31, 2007, the Company had an accumulated deficit of $108.8 million and incurred a net loss of $159,000 for the three-month period ended March 31, 2007.  As of March 31, 2007, the Company had cash and cash equivalents of $354,000, working capital of negative $2.0 million, a current ratio of negative 0.74, total assets of $6.0 million and total liabilities of $10.9 million.  Our ability to generate cash and operating income is dependent on increasing our customer base to expand the penetration of our product technology and the realization of our lower operating expense targets.

As discussed in Note 4, On March 29, 2007, we again restructured the financing with Laurus Master Fund, Ltd. (“Laurus”), and increased the total secured indebtedness to $10.25 million.  The restructured financing includes a $5.25 million term note.  Interest is payable monthly on the term note at the prime rate plus 2.5%.  The note is non-convertible.  Beginning March 1, 2008, we are required to make monthly payments equal to 1/60th of the principal amount until February 17, 2009, at which time the entire remaining principal and accrued interest is due and payable in full.  In addition to the $5.25 million note, there is a $4.0 million working capital line of credit, which is payable in full on March 8, 2008.  Interest is payable monthly on the line at the prime rate plus 2.5%.  As of March 30, 2007, there was an $800,000 over-advance in excess of the borrowing base on the working capital line of credit.  Principal on the over-advance is repayable in $100,000 monthly payments beginning on February 28, 2008.  The restructured financing also includes an additional $1.0 million term note.  The proceeds from the $1 million term note, net of fees and expenses from the 2007 refinancing, are required to be held in a restricted account at a bank, and will only be released by the bank to the Company, upon approval of Laurus in its discretion, for the manufacture of demo equipment.  Interest is payable monthly at the prime rate plus 2.0% and the principal is payable in full on March 31, 2008.  As part of the 2007 restructuring, the Company also issued Laurus a 10-year option to purchase 5,000,000 shares at an exercise price of $0.01 per share.  The shares issuable upon exercise of the option have standard registration rights.

Interim unaudited financial results should be read in conjunction with the audited financial statements included in the SEC Report on Form 10-K, for the period ended December 31, 2006.

2.                          EARNINGS PER SHARE

Basic earnings per share are computed using the weighted average number of common shares outstanding during each period.  Diluted earnings per share include the dilutive effect of common shares potentially issuable upon the exercise of stock options, warrants and the convertible term note outstanding.  The following table reconciles the denominators used in computing basic and diluted earnings per share:

	Three Months Ended
	March 31,	April 1,
(in thousands)	2007 (1)	2006 (1)
Weighted average common shares outstanding	36,665	27,225
Effect of dilutive stock options, warrants and notes	—	—

	36,665	27,225

(1)                We reported a loss for the period indicated.  No adjustments were made for the effect of stock options and warrants, which represented 6,015,230 and 7,305,398 shares at March 31, 2007 and April 1, 2006, respectively, as the effect is antidilutive.

3.                          BALANCE SHEET INFORMATION

Major components of inventories were as follows (in thousands):

	March 31,	December 31,
	2007	2006
Raw materials	$1,622	$1,314
Work-in-process	639	377
Finished goods	203	325
	$2,464	$2,016

In accordance with accounting principles generally accepted in the United States of America, we value our inventories at the lower of cost or market.

The following table provides the inventory reserves for the quarter ended March 31, 2007.

Inventory reserve balance at December 31, 2006	$5,613
Release of inventory reserve on sale of goods	—
Release of inventory reserve on scrap of goods	(3)
Additional/(reduction) inventory reserve	(100)
Inventory reserve balance at March 31, 2007	$5,510

We provide a standard thirteen month warranty program for our equipment products. We record provisions for warranty claims for these products based upon historical claim performance.  The following table provides the expense recorded and charges against our reserves for the quarter ended March 31, 2007.

Accrued warranty balance at December 31, 2006	$101
Provision	16
Warranty claims	(14)
Accrued warranty balance at March 31, 2007	$103

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

The fair value of options granted under the stock options for the quarters ended March 31, 2007 and April 1, 2006 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the three months ended March 31, 2007 and April 1, 2006.

	Quarters ended
	March 31,	April 1,
	2007	2006
Dividend yield	0.00%	0.00%
Expected volatility	88.63%	122.09%
Risk-free interest rate	4.54%	4.62%
Expected life of options	10 years	10 years
Fair value per share of options granted	$0.23	$0.33

6.                          RECENT ACCOUNTING PRONOUNCEMENTS

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

MICRO COMPONENT TECHNOLOGY, INC.
FORM 10-Q
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are not historical facts, but rather are based on our current expectations, estimates and projections about the semiconductor capital equipment industry, and our beliefs and assumptions.   We intend words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions to identify forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict.  These factors could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.  These risks and uncertainties are described elsewhere in this report on Form 10-Q and our report on Form 10-K for the year ended December 31, 2006.  We caution you not to place undue reliance on these forward-looking statements, which reflect our management’s view only as of the date of this Report on Form 10-Q.  We are not obligated to update these statements or publicly release the result of any revisions to them to reflect events or circumstances after the date of this Report on Form 10-Q or to reflect the occurrence of unanticipated events.

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

Critical Accounting Policies

Revenue Recognition

Under SAB 104, we recognize revenue upon shipment, as our terms are FOB shipping point, for established equipment products that have previously satisfied existing customer performance specifications and that provide for full payment tied to shipment.  Revenue for products that have not previously satisfied customer performance specifications or from sales where all or a portion of customer payment is based upon acceptance are only recognized upon customer acceptance.  As such, in periods of increasing shipments, revenues will be deferred if the shipments are for new customers; new products or the payment terms are tied to acceptance criteria.  Consequently, if these conditions exist, we may report revenue levels that are not reflective of actual shipment growth rates.  Conversely, in periods of decreasing shipments, we potentially could recognize revenues related to shipments made in prior periods.  Consequently, if these conditions exist, we may report revenue levels that are greater than actual shipments.  During the quarter ended March 31, 2007, revenue recorded approximated shipments.

Allowance for Doubtful Accounts

We record a provision for doubtful accounts based on specific identification of our accounts receivable. This involves a degree of judgment based on discussion with our internal sales and marketing groups, our customer base and the examination of the financial stability of our customers.  There can be no assurance that our estimates will match actual amounts ultimately written off.  During periods of downturn in the market for semiconductor capital equipment or economic recession, a greater degree of risk exists concerning the ultimate collectability of our accounts receivable due to the impact that these conditions might have on our customer base.  No provisions were recorded for the quarter ended March 31, 2007.

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

Provisions to reduce inventories to the lower of cost or market are made based on a review of excess and obsolete inventories through an examination of historical component consumption, current market demands and shifting product technology.  Significant assumptions with respect to market trends and customer product acceptance are utilized to formulate our provision methods.  Sudden or continuing downward changes in the semiconductor capital equipment market may cause us to record additional inventory revaluation charges in future periods.  No write-down of our inventories occurred for the quarter ended March 31, 2007.

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

Results of Operations for the Three Months Ended March 31, 2007 and April 1, 2006

Net sales for the three months ended March 31, 2007 increased by $1.0 million or 42% to $3.4 million compared to $2.4 million for the three months ended April 1, 2006.  The Strip Test and Mark product line enjoyed the largest percentage increase.

Gross profit for the three months ended March 31, 2007 increased by $579,000 to $1.8 million or 52.5% of net sales from $1.2 million or 50.3% of net sales for the comparable period in the prior year.  The increase in gross margin in the current year period is directly attributable to the increase in sales resulting in fixed costs being spread over a larger sales volume.

Total operating expense increased by $142,000 or 9.7% from $1.5 million to $1.6 million.  Selling, general and administrative expenses for the three months ended March 31, 2007 were $1.1 million or 32.7% of net sales compared to $0.9 million or 39.8% of net sales for the three months ended April 1, 2006.  Substantially all of these increases were planned, and included $70,000 of increased selling and marketing expenses over the prior year’s period due primarily to additional commissions and travel expenses, and $90,000 of increased general and administrative expenses over the prior year’s period due primarily to additional consulting and legal fees for corporate development projects and refinancing of the Laurus debt.  Research and development expenses for the first quarter of 2007 were $500,000 or 14.8% of net sales compared to $518,000 or 21.8% of net sales in the first quarter of 2006.

The net loss for the three months ended March 31, 2007 was $159,000 or $0.00 per basic and fully-diluted share compared to net loss for the three months ended April 1, 2006 of $1.1 million or $0.04 per basic and fully-diluted share.  Included in the prior year’s net loss were write-offs of $414,000 that relate to prior year’s debt issuance cost and FAS 123 discounts from the Laurus financing.  Without this write-off, net loss for the first quarter of 2006 would be $669,000 or $0.02 per basic and fully-diluted share.

Liquidity and Capital Resources

Cash was generated in operations of $320,000 in the first quarter of 2007 as compared to cash usage of $640,000 in the first quarter of 2006.  Accounts receivables decreased from 2006 year-end to $2.6 million from $2.8 million.  Inventory finished at $2.5 million, which consists of $8.0 million of gross inventories and $5.5 million of reserves.  Capital expenditures were $38,000 for the first quarter of 2007 compared to $3,000 in the first quarter of 2006.

We ended the quarter with $354,000 in cash and cash equivalents up from $200,000 at the end of 2006 and cash availability from our credit line and term note of $1.1 million.  Working capital finished at a negative $2.0 million compared to a negative $664,000 at the end of 2006.  The majority of the negative working capital position is due to the Laurus $1.2 million term note coming into classification from long term to short term, as this debt is due within the upcoming 12 months.

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

IMPACT OF ACCOUNTING STANDARDS

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

No changes in the Company’s internal control over financial reporting occurred during the first quarter of 2007 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

MICRO COMPONENT TECHNOLOGY, INC.

FORM 10-Q

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales Of Equity Securities And Use Of Proceeds

In connection with the refinancing of the Laurus financing that occurred on March 29, 2007, the Company issued Laurus a 10-year option to purchase 5,000,000 shares at an exercise price of $0.01 per share.  The issuance was exempt from registration under Rules 505 and 506 under the Securities Act of 1933, because Laurus is an accredited investor, the Company disclosed all material information about the issuance to Laurus in advance, there was no general solicitation or advertisement, the securities are subject to restrictions on transfer, and a Form D was filed with the Securities and Exchange Commission.

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

Micro Component Technology, Inc. Registrant

Dated:	May 11, 2007	By:	/s/ Roger E. Gower
Roger E. Gower President and Chief Executive Officer

And

Dated:	May 11, 2007	By:	/s/ BachThuy T. Vo
BachThuy T. Vo Interim Chief Financial Officer