Form 10-Q
period 2007-06-30
MICRO COMPONENT TECHNOLOGY INC
filed 2007-08-14
CIK 911149

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares outstanding of the Registrant’s Common Stock, as of August 14, 2007 was 37,236,889.

MICRO COMPONENT TECHNOLOGY, INC.

FORM 10-Q

MICRO COMPONENT TECHNOLOGY, INC. AND SUBSIDIARIES

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2007	2006
Assets
Current assets
Cash and cash equivalents	$435	$200
Accounts receivable, less allowance for doubtful accounts of $122 and $126, respectively	2,755	2,816
Inventories	3,138	2,016
Other	158	169
Total current assets	6,486	5,201

Property, plant and equipment, net	95	91

Debt issuance costs, net of accumulated amortization of $1,449 and $1,383, respectively	236	246
Other assets	36	18

Total assets	$6,853	$5,556

Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of long-term debt	$2,069	$228
Bank line of credit	3,930	3,906
Accounts payable	1,312	440
Accrued compensation	487	413
Accrued interest	162	144
Accrued warranty	122	101
Customer prepayments and unearned service revenue	251	382
Other accrued liabilities	351	251
Total current liabilities	8,684	5,865

Long-term debt, net of discounts of $1,605 and $836, respectively	3,295	5,506
Total liabilities	11,979	11,371

Stockholders’ Deficit:
Preferred stock, $.01 par value, 1,000,000 authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 100,000,000 authorized, 36,665,322 and 36,665,322 issued, respectively	367	367
Additional paid-in capital	103,587	102,459
Accumulated deficit	(109,080)	(108,641)
Total stockholders’ deficit	(5,126)	(5,815)
Total liabilities and stockholders’ deficit	$6,853	$5,556

See notes to unaudited condensed consolidated financial statements

MICRO COMPONENT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Net sales	$3,960	$3,676	$7,337	$6,051
Cost of sales	1,875	1,619	3,479	2,799

Gross profit	2,085	2,057	3,858	3,252

Operating expenses:
Selling, general and administrative	1,121	1,038	2,226	1,985
Research and development	484	525	984	1,043
Restructuring charge	137	—	137	—

Total operating expenses	1,742	1,563	3,347	3,028

Income from operations	343	494	511	224

Interest income	2	3	5	5
Interest expense	(289)	(320)	(563)	(598)
Amortization of Warrant Discounts and other, net	(319)	(156)	(375)	(693)

Total interest and other	(606)	(473)	(933)	(1,286)

Net income (loss) before income tax	(263)	21	(422)	(1,062)

Income tax expense	(17)	(14)	(17)	(14)

Net income (loss)	$(280)	$7	$(439)	$(1,076)

Net income (loss) per share:

Basic	$(0.01)	$0.00	$(0.01)	$(0.04)
Diluted	$(0.01)	$0.00	$(0.01)	$(0.04)

Weighted average common and equivalent shares outstanding:

Basic	36,665	27,490	36,665	27,357
Diluted	36,665	27,490	36,665	27,357

See notes to unaudited condensed consolidated financial statements

MICRO COMPONENT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,	July 1,
	2007	2006
Cash flows from operating activities:
Net loss	$(439)	$(1,076)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	497	719
Changes in assets and liabilities:
Accounts receivable	61	(654)
Inventories	(1,122)	(414)
Other assets	(7)	(42)
Accounts payable	872	404
Other accrued liabilities	83	598
Net cash used in operating activities	(55)	(465)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(50)	(11)

Net cash used in investing activities	(50)	(11)

Cash flows from financing activities:
Repayment of long term note	—	(4,000)
Proceeds on long term note, net of discounts	297	4,924
Proceeds on institutional line of credit, net of discounts	47	850

Proceeds from issuance of stock, net of issuance costs	(4)	50

Net cash provided by financing activities	340	1,824

Net increase in cash and cash equivalents	235	1,348

Cash and cash equivalents at beginning of period	200	77

Cash and cash equivalents at end of period	$435	$1,425

Supplemental cash flow information:

Non-cash financing activities:
Stock issued in lieu of interest	$—	$149
Stock issued in conversion of 10% senior subordinated convertible debt	—	100
Cash paid for interest	$545	$492

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

As of June 30, 2007, the Company had an accumulated deficit of $109.1 million and incurred a net loss of $439,000 for the six-month period ended June 30, 2007.  As of June 30, 2007, the Company had cash and cash equivalents of $435,000, working capital of negative $2.2 million, a current ratio of 0.75, total assets of $6.9 million and total liabilities of $12.0 million.  Our ability to generate cash and operating income is dependent on increasing our customer base to expand the penetration of our product technology and the realization of our lower operating expense targets.

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

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(in thousands)	2007 (1)	2006 (1)	2007 (1)	2006 (1)
Weighted average common shares outstanding	36,665	27,490	36,665	27,357
Effect of dilutive stock options and warrants	—	—	—	—
	36,665	27,490	36,665	27,357

(1)       We reported a loss for the period indicated.  No adjustments were made for the effect of stock options and warrants, which represented 11,935,398 and 7,159,898 shares at June 30, 2007 and July 1, 2006, respectively, as the effect is antidilutive.

3.         BALANCE SHEET INFORMATION

Major components of inventories were as follows (in thousands):

	June 30,	December 31,
	2007	2006
Raw materials	$1,802	$1,314
Work-in-process	849	377
Finished goods	487	325
	$3,138	$2,016

In accordance with accounting principles generally accepted in the United States of America, we value our inventories at the lower of cost or market.

The following table provides the inventory reserves for the quarter ended June 30, 2007.

Inventory reserve balance at December 31, 2006	$5,613
Release of inventory reserve on sale of goods	—
Release of inventory reserve on scrap of goods	(676)
Additional/(Reduction) in inventory reserve	(290)
Inventory reserve balance at June 30, 2007	$4,647

We provide a standard thirteen month warranty program for our equipment products. We record provisions for warranty claims for these products based upon historical claim performance.  The following table provides the expense recorded and charges against our reserves for the quarter ended June 30, 2007.

Accrued warranty balance at December 31, 2006	$101
Provision	65
Warranty claims	(44)
Accrued warranty balance at June 30, 2007	$122

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

There is currently $1.2 million in principal amount of the 10% Senior Subordinated Convertible Notes outstanding, represented by one Note now held by Laurus.  The Note has a conversion price of $.50 per share. Interest is payable monthly at the rate of 10% and the principal is payable in full on March 31, 2008.

5.         STOCK BASED COMPENSATION

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R “Share-Based Payment”, on January 1, 2006.  This statement requires us to recognize the cost of employee and director services received in exchange for the stock options it has awarded.  Under SFAS 123R, we are required to recognize compensation expense over an award’s vesting period based on the award’s fair value at the date of grant.  We have elected to adopt SFAS 123R on a modified prospective basis; accordingly the financial statements for periods prior to January 1, 2006 do not include stock-based compensation costs calculated under the fair value method.  As a result of the adoption of SFAS 123R, we incurred a compensation expense of $4,000 for the three months and six months ended July 1, 2006.  Compensation expense for the three months and six months ended June 30, 2007 was $10,000.

The fair value of options granted under the stock options for the three months and six months ended June 30, 2007 and July 1, 2006 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions.

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	93.45%	91.89%	88.54%	91.89%
Risk-free interest rate	4.84%	4.99%	4.54%	4.99%
Expected life of options	3.5 years	3.5 years	3.5 years	3.5 years
Fair value per share of options granted	$0.18	$0.32	$0.16	$0.32

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which is effective for interim and annual reporting periods beginning after November 15, 2007.  This statement provides a definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements for future transactions.  The Company has not yet assessed the impact of this Statement on the Company’s financial statements.

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

The demand for our products and services is dependent upon growth in the semiconductor industry and the increasing automation needs of semiconductor manufacturers and independent test and assembly facilities.  In the fourth quarter of 2000, the semiconductor industry went into a sharp downturn, which continued through 2005, and began to improve in 2006.  However, the level of improvement and the ability for the market to sustain an improvement continues to be uncertain.  The impact of a renewed contraction of the semiconductor capital equipment market has the potential to have a material adverse effect on our financial condition, results of operations, and cash flows.We will continue to monitor the market and if required, examine opportunities to further reduce our costs through further consolidation of operations, limiting capital expenditures, monitoring inventory purchases and additional strategic restructuring initiatives.  Certain of these types of actions have the potential for further charges in future periods.

Critical Accounting Policies

Revenue Recognition

Under SAB 104, we recognize revenue upon shipment, as our terms are FOB shipping point, for established equipment products that have previously satisfied existing customer performance specifications and that provide for full payment tied to shipment.  Revenue for products that have not previously satisfied customer performance specifications or from sales where all or a portion of customer payment is based upon acceptance are only recognized upon customer acceptance.  As such, in periods of increasing shipments, revenues will be deferred if the shipments are for new customers, new products or the payment terms are tied to acceptance criteria.  Consequently, if these conditions exist, we may report revenue levels that are not reflective of actual shipment growth rates.  Conversely, in periods of decreasing shipments, we potentially could recognize revenues related to shipments made in prior periods.  Consequently, if these conditions exist, we may report revenue levels that are greater than actual shipments.  During the quarter ended June 30, 2007, we had $201,000 of deferred revenue in excess of costs under the SAB 104 revenue recognition rule.

Allowance for Doubtful Accounts

We record a provision for doubtful accounts based on specific identification of our accounts receivable. This involves a degree of judgment based on discussion with our internal sales and marketing groups, our customer base and the examination of the financial stability of our customers.  There can be no assurance that our estimates will match actual amounts ultimately written off.  During periods of downturn in the market for semiconductor capital equipment  or economic recession, a greater degree of risk exists concerning the ultimate collectability of our accounts receivable due to the impact that these conditions might have on our customer base.  No provisions were recorded for the quarter ended June 30, 2007.

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

Provisions to reduce inventories to the lower of cost or market are made based on a review of excess and obsolete inventories through an examination of historical component consumption, current market demands and shifting product technology.  Significant assumptions with respect to market trends and customer product acceptance are utilized to formulate our provision methods.  Sudden or continuing downward changes in the semiconductor capital equipment market may cause us to record additional inventory revaluation charges in future periods.  No write-down of our inventories occurred for the quarter ended June 30, 2007.

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

Results of Operations for the Three Months Ended June 30, 2007 and July 1, 2006

Net sales for the three months ended June 30, 2007 increased by $284,000 or 8% to $4.0 million compared to $3.7 million for the three months ended July 1, 2006.  The Strip Test and Mark product line enjoyed the largest percentage increase.

Gross margin for the three months ended June 30, 2007 was $2.1 million or 53% of net sales compared to $2.1 million or 56% of net sales for the comparable period in the prior year

Total operating expense increased by $179,000 or 11% from $1.6 million to $1.7 million over the prior year.  Selling, general and administrative expenses for the three months ended June 30, 2007 were $1.1 million or 28% of net sales compared to $1.0 million or 28% of net sales for the three months ended July 1, 2006.  Research and development expenses for the second quarter of 2007 were $484,000 or 12% of net sales compared to $525,000 or 14% of net sales in the second quarter of 2006.   In addition, on June 29, 2007, we restructured our Penang, Malaysia manufacturing operation. The restructuring plan included the reduction of our lease facility from 54,000 square feet to 10,000 square feet, a workforce reduction of approximately 28 positions in our Malaysian manufacturing operation, and outsourcing manufacturing of certain fabricated parts.  We recorded a total restructuring charge of $137,000 for the second quarter of 2007, primarily for future cash expenditures for termination benefits and related costs. Cash payments are expected to be completed by third quarter 2007.

The net loss for the three months ended June 30, 2007 was $280,000 or $0.01 per basic and fully-diluted share compared to net income for the three months ended July 1, 2006 of $7,000 or $0.0 per basic and fully-diluted share.

Results of Operations for the Six Months Ended June 30, 2007 and July 1, 2006

Net sales for the six months ended June 30, 2007 increased $1.3 million or 21% to $7.3 million compared to $6.0 million for the six months ended July 1, 2006.  This increase is a result of a modest improvement in the capital equipment market.  Sales increases were experienced across all of our product lines.

Gross margins for the first six months of 2007 increased by $606,000 to $3.9 million, or 52.6% of net sales, from $3.3 million, or 53.7% of net sales, for the comparable period in the prior year.

Total operating expense for the first six months of 2007 increased by $319,000 or 10.6% from $3.0 million to $3.3 million.  Selling, general and administrative expense for the first six months of 2007 was $2.2 million or 30.4% of net sales, compared to $2.0 million, or 32.8% of net sales for the first six months of 2006.  Substantially all of these increases were planned, and included $108,000 of increased selling and marketing expenses over the prior year’s period due primarily to additional commissions and travel expenses, and $133,000 of increased general and administrative expenses over the prior year’s period due primarily to additional consulting and legal fees for corporate development projects and refinancing of the Laurus debt.  Research and development expense for the first six months of 2007 was $1.0 million, or 13.4% of net sales compared to $1.0 million, or 17.2% of net sales for the first six months of 2006.   The decrease in expense as a percentage of sales is a result of the increase in net sales.  In addition, on June 29, 2007, we restructured our Penang, Malaysia manufacturing operation. The restructuring plan included the reduction of our lease facility from 54,000 square feet to 10,000 square feet, a workforce reduction of approximately 28 positions in our Malaysian manufacturing operation, and outsourcing manufacturing of certain fabricated parts.  We recorded a total restructuring charge of $137,000 for the second quarter of 2007, primarily for future cash expenditures for termination benefits and related costs. Cash payments are expected to be completed by third quarter 2007.

The net loss for the first six months of 2007 was $439,000 or $0.01 per share compared to net loss of $1.1 million or $0.04 per share in the comparable prior year period.  Included in the prior year’s net loss were write-offs of $414,000 that relate to prior year’s debt issuance cost and FAS 123 discounts from the Laurus financing.  Without this write-off, net loss for the second quarter 2006 year-to-date would have been $662,000 or $0.02 per basic and fully-diluted share.

Liquidity and Capital Resources

Cash used in operations was $55,000 in the six months ended June 30, 2007 as compared to $465,000 in the six months ended July 1, 2006.  Accounts payable increased $872,000 from year-end to $1.3 million from $440,000, primarily due to inventory purchases.  Inventory finished at $3.1 million, which consists of $7.8 million of gross inventories and $4.7 million of reserves.  Capital expenditures were $50,000 for the first six months of 2007 compared to $11,000 in the first six months of 2006.

We ended the quarter with $435,000 in cash and cash equivalents up from $200,000 at the end of 2006.  Working capital finished at a negative $2.2 million compared to negative $664,000 at the end of 2006.  The negative working capital position is primarily due to the Laurus $5.25 million term note, the $1.0 million term note, and the convertible term note coming into classification from long term to short term, as this debt is due within the upcoming 12 months.

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

There is currently $1.2 million in principal amount of the 10% Senior Subordinated Convertible Notes outstanding, represented by one Note now held by Laurus.  The Note has a conversion price of $.50 per share. Interest is payable monthly at the rate of 10% and the principal is payable in full on March 31, 2008.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which is effective for interim and annual reporting periods beginning after November 15, 2007.  This statement provides a definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements for future transactions.  The Company has not yet assessed the impact of this Statement on the Company’s financial statements.

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

No changes in the Company’s internal control over financial reporting occurred during the second quarter of 2007 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

MICRO COMPONENT TECHNOLOGY, INC.

FORM 10-Q

PART II.  OTHER INFORMATION

Item 1A. Risk Factors

Set forth below is a discussion of the significant risk factors applicable to the Company.  Additional risk factors may develop in the future.

Our ability to continue as a “going concern” is uncertain.

Our consolidated financial statements have been prepared on the assumption that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has suffered recurring losses from operations and has a stockholders’ deficit.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. As of June 30, 2007, we had cash and cash equivalents of $435,000, assets totaling $6.9 million, liabilities totaling $12.0 million, and incurred losses from continuing operations of $439,000 for the first six months of 2007.  We expect to continue to expend cash and incur operating losses at the current net sales levels, but to a lesser extent than the twelve months ended December 31, 2006 as certain operating expenses are expected to decline from 2006 levels. Our ability to generate cash and operating income is dependent on increasing our customer base to expand the penetration of our product technology and the realization of our lower operating expense targets.

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

Item 4. Submission Of Matters To A Vote Of Security Holders

On June 21, 2007, the Company held its annual meeting of shareholders.  At the meeting, the following actions were taken:

Election of Directors

The following persons were elected directors of the Company to serve for a term of one year:

Roger Gower	David M. Sugishita
Donald R VanLuvanee	Patrick Verderico

The vote summaries are as follows:

Director Name	Affirmed	Withheld
Roger E. Gower	34,203,708	665,685
David M. Sugishita	34,203,458	665,935
Donald R. VanLuvanee	34,203,458	665,935
Patrick Verderico	34,201,497	667,896

Approval of Amendment to the Article of Incorporation

To amend the Article of Incorporation by increasing the number of shares of Common Stock authorized for issuance by the Company from 55,000,000 shares to 100,000,000 shares.

For	32,855,876
Against	1,937,793
Abstain	75,724

Approval of Amendment to Stock Option Plan for Outside Directors

To amend the Stock Option Plan for Outside Directors by increasing the number of shares reserved for issuance under the Plan from 570,000 to 670,000 shares.

For	12,210,332
Against	1,674,176
Abstain	137,623
Broker Non-Vote	20,847,262

Approval of Amendment to 2004 Incentive Stock Plan

To amend the 2004 Incentive Stock Plan by increasing the number of shares reserved for issuance under the Plan from 880,000 to 1,880,000 shares.

For	11,707,157
Against	2,183,251
Abstain	131,723
Broker Non-Vote	20,847,262

Appointment of Olsen Thielen & Co. Ltd. as the independent registered public accounting firm

To appoint Olsen Thielen & Co. Ltd. as the independent registered public accounting firm for the current year.

For	34,642,288
Against	85,727
Abstain	141,378

Item 6.  Exhibits

10.1	Offer Letter to Bruce Ficks, Chief Financial Officer of the Company (filed herewith).

10.2	Contract Manufacturing Agreement between Company and Greatech Integration(M) Sdn Bhd (filed herewith).

10.3	Lease agreement between Company and AT Engineering Sdn Bhd (filed herewith).

31.1	Certification of Chief Executive Officer (filed herewith).

31.2	Certification of Chief Financial Officer (filed herewith).

32	Section 1350 Certification (filed herewith).

MICRO COMPONENT TECHNOLOGY, INC.

FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Micro Component Technology, Inc.
Registrant

Dated:	August 14, 2007	By:	/s/ Roger E. Gower
Roger E. Gower
President and Chief Executive Officer

And

Dated:	August 14, 2007	By:	/s/ Bruce Ficks
Bruce Ficks
Chief Financial Officer

EXHIBIT INDEX

10.1	Offer Letter to Bruce Ficks, Chief Financial Officer of the Company (filed herewith).

10.2	Contract Manufacturing Agreement between Company and Greatech Integration(M) Sdn Bhd (filed herewith).

10.3	Lease agreement between Company and AT Engineering Sdn Bhd (filed herewith).

31.1	Certification of Chief Executive Officer (filed herewith).

31.2	Certification of Chief Financial Officer (filed herewith).

32	Section 1350 Certification (filed herewith).