Form 10-Q
period 2007-09-29
MICRO COMPONENT TECHNOLOGY INC
filed 2007-11-13
CIK 911149

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2007

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

The number of shares outstanding of the Registrant’s Common Stock, as of November 9, 2007 was 37,876,889.

MICRO COMPONENT TECHNOLOGY, INC.

FORM 10-Q

MICRO COMPONENT TECHNOLOGY, INC. AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 29,	December 31,
	2007	2006
Assets
Current assets
Cash and cash equivalents	$209	$200
Accounts receivable, less allowance for doubtful accounts of $121 and $126, respectively	2,644	2,816
Inventories	2,562	2,016
Other	244	169
Total current assets	5,659	5,201

Property, plant and equipment, net	115	91

Debt issuance costs, net of accumulated amortization of $1,485 and $1,383, respectively	199	246
Other assets	32	18

Total assets	$6,005	$5,556

Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of long-term debt, net of discounts of $169 and $0, respectively	$2,347	$228
Bank line of credit	3,964	3,906
Accounts payable	635	440
Accrued compensation	428	413
Accrued interest	160	144
Accrued warranty	126	101
Customer prepayments and unearned service revenue	357	382
Other accrued liabilities	135	251
Total current liabilities	8,152	5,865

Long-term debt, net of discounts of $1,281 and $974, respectively	3,357	5,506

Total liabilities	11,509	11,371

Stockholders’ deficit:
Preferred stock, $.01 par value, 1,000,000 authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 100,000,000 authorized, 37,876,889 and 36,665,322 issued, respectively	379	367
Additional paid-in capital	103,587	102,459
Accumulated deficit	(109,470)	(108,641)
Total stockholders’ deficit	(5,504)	(5,815)
Total liabilities and stockholders’ deficit	$6,005	$5,556

See notes to unaudited condensed consolidated financial statements

MICRO COMPONENT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	Sep 29,	Sep 30,	Sep 29,	Sep 30,
	2007	2006	2007	2006

Net sales	$3,567	$3,279	$10,904	$9,330
Cost of sales	1,858	1,770	5,337	4,570

Gross profit	1,709	1,509	5,567	4,760

Operating expenses:
Selling, general and administrative	1,079	1,074	3,305	3,058
Research and development	437	487	1,421	1,530
Restructuring charge	—	—	137	—

Total operating expenses	1,516	1,561	4,863	4,588

Income (loss) from operations	193	(52)	704	172

Interest income	1	3	6	8
Interest expense.	(297)	(316)	(860)	(914)
Amortization of Warrant Discounts and other, net	(287)	(1,514)	(662)	(2,207)

Total interest and other	(583)	(1,827)	(1,516)	(3,113)

Net income (loss) before income tax	(390)	(1,879)	(812)	(2,941)

Income tax expense	—	—	(17)	(14)

Net income (loss)	$(390)	$(1,879)	$(829)	$(2,955)

Net loss per share:

Basic	$(0.01)	$(0.06)	$(0.02)	$(0.10)
Diluted	$(0.01)	$(0.06)	$(0.02)	$(0.10)

Weighted average common and equivalent shares outstanding:

Basic	37,290	31,141	36,874	28,619
Diluted	37,290	31,141	36,874	28,619

See notes to unaudited condensed consolidated financial statements

MICRO COMPONENT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	Sep 29,	Sep 30,
	2007	2006

Cash flows from operating activities:
Net loss	$(829)	$(2,955)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	824	892
Share-based compensation expense	10	4
Changes in assets and liabilities:
Accounts receivable	172	(833)
Inventories	(546)	(191)
Other assets	(89)	(37)
Accounts payable	195	(75)
Other accrued liabilities	(85)	364
Net cash used in operating activities	(348)	(2,831)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(90)	(27)

Net cash used in investing activities	(90)	(27)

Cash flows from financing activities:
Proceeds from long term note, net of debt issue costs	602	4,903
Payments on long term note, net of stock issued in conversion of 10% senior subordinated debt .	(211)	(4,089)
Proceeds on institutional line of credit	58	721
Discounted 10% senior subordinated debt conversion expense	—	1,363
Proceeds from issuance of stock	12	54
Stock issuance costs	(14)	—

Net cash provided by financing activities	447	2,952

Net increase in cash and cash equivalents	9	94

Cash and cash equivalents at beginning of period	200	77

Cash and cash equivalents at end of period	$209	$171

Supplemental cash flow information:

Non-cash financing activities:
Stock issued in lieu of interest	$—	$314
Stock issued in conversion of 10% senior subordinated convertible debt	$—	$2,335
Cash paid for interest	$844	$721

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

As of September 29, 2007, the Company had an accumulated deficit of $109.5 million and incurred a net loss of $829,000 for the nine-month period ended September 29, 2007. As of September 29, 2007, the Company had cash and cash equivalents of $209,000, working capital of negative $2.5 million, a current ratio of 0.69, total assets of $6.0 million and total liabilities of $11.5 million. Our ability to generate cash and operating income is dependent on increasing our customer base to expand the penetration of our product technology and the realization of our lower operating expense targets.

As discussed in Note 4, On March 29, 2007, we again restructured the financing with Laurus Master Fund, Ltd. (“Laurus”), and increased the total secured indebtedness to $10.25 million. $56,000 of debt issue costs were associated with the restructuring. The restructured financing includes a $5.25 million term note.  Interest is payable monthly on the term note at the prime rate plus 2.5%.  The note is non-convertible. Beginning March 1, 2008, we are required to make monthly payments equal to 1/60th of the principal amount until February 17, 2009, at which time the entire remaining principal and accrued interest is due and payable in full.  In addition to the $5.25 million note, there is a $4.0 million working capital line of credit, which is payable in full on March 8, 2008.  Interest is payable monthly on the line at the prime rate plus 2.5%.  The restructured financing also includes an additional $1.0 million term note. The proceeds from the $1 million term note, net of fees and expenses from the 2007 refinancing, are required to be held in a restricted account at a bank, and will only be released by the bank to the Company, upon approval of Laurus in its discretion, for the manufacture of demo equipment. Interest is payable monthly at the prime rate plus 2.0% and the principal is payable in full on March 31, 2008. As of September 29, 2007 there was $657,000 released. As part of the 2007 restructuring, the Company also issued Laurus a 10-year option to purchase 5,000,000 shares at an exercise price of $0.01 per share. The shares issuable upon exercise of the option have standard registration rights. The table below details the options issued to Laurus.

Grant Date	3/29/2007	2/17/2006	4/29/2005	1/28/2005
Number of shares	5,000,000	2,500,000	2,556,651	150,000
Exercise Price	$0.01	$0.01	$0.01	$0.67
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	88.63%	122.09%	95.33%	93.13%
Risk-free interest rate	4.54%	4.62%	3.90%	3.71%
Expected life of options	10.0 years	10.0 years	7.0 years	3.5 years
Fair value per share of options granted	5,000,000	2,500,000	2,556,651	150,000
Discount on long-term debt	$1,131,000	$821,000	$473,000	$51,000

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

	Three Months Ended		Nine Months Ended
	Sep 29,	Sep 30,	Sep 29,	Sep 30,
(in thousands)	2007 (1)	2006 (1)	2007 (1)	2006 (1)
Weighted average common shares outstanding	37,290	31,141	36,874	28,619
Effect of dilutive stock options and warrants	—	—	—	—
	37,290	31,141	36,874	28,619

(1)        We reported a loss for the periods indicated. No adjustments were made for the effect of stock options and warrants, which represented 11,518,831 and 5,959,898 shares at September 29, 2007 and September 30, 2006, respectively, as the effect is antidilutive.

3.                          BALANCE SHEET INFORMATION

Major components of inventories were as follows (in thousands):

	September 29,	December 31,
	2007	2006

Raw materials	$1,817	$1,314
Work-in-process	393	377
Finished goods	352	325
	$2,562	$2,016

In accordance with accounting principles generally accepted in the United States of America, we value our inventories at the lower of cost or market.

The following table provides the inventory reserves for the quarter ended September 29, 2007.

Inventory reserve balance at December 31, 2006	$5,613
Release of inventory reserve on sale of goods	(286)
Release of inventory reserve on scrap of goods	(822)
Inventory reserve balance at September 29, 2007	$4,505

We provide a standard thirteen-month warranty program for our equipment products. We record provisions for warranty claims for these products based upon historical claim performance. The following table provides the expense recorded and charges against our reserves for the quarter ended September 29, 2007.

Accrued warranty balance at December 31, 2006	$101
Provision	88
Warranty claims	(63)
Accrued warranty balance at September 29, 2007	$126

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

On April 29, 2005, we completed another financing transaction with Laurus in which we borrowed an additional $2.5 million, and which was convertible into shares of common stock.  We also issued Laurus at that time an option to purchase 2,556,651 shares of common stock at an exercise price of $.01 per share.  We received net proceeds of approximately $2.4 million at the closing. $104,000 of debt issue costs were associated with the 2005 restructuring.

On February 17, 2006, we restructured the financing with Laurus, and increased the total maximum secured indebtedness with Laurus to $9.25 million as well as extended the principal debt payments.  The Company also issued Laurus a 10-year option to purchase 2,500,000 shares at an exercise price of $.01 per share.  The shares issuable upon exercise of the option have standard registration rights. Associated with the 2006 restructuring, we recognized debt issue costs of $347,000 and are amortizing these costs over the term of the note. $205,000 of remaining unamortized debt issue costs were expensed as a result of the 2006 restructuring.

On March 29, 2007, we again restructured the financing with Laurus, and increased the total secured indebtedness to $10.25 million as well as extended the principal debt payments. The restructured financing includes a $5.25 million term note.  Interest is payable monthly on the term note at the prime rate plus 2.5%.  The note is non-convertible. Beginning March 1, 2008, we are required to make monthly payments equal to 1/60th of the principal amount until February 17, 2009, at which time the entire remaining principal and accrued interest is due and payable in full.  In addition to the $5.25 million note, there is a $4.0 million working capital line of credit, which is payable in full on March 8, 2008.  Interest is payable monthly on the line at the prime rate plus 2.5%.  The restructured financing also includes an additional $1.0 million term note. The proceeds from the $1 million term note, net of fees and expenses from the 2007 refinancing, are required to be held in a restricted account at a bank, and will only be released by the bank to the Company, upon approval of Laurus in its discretion, for the manufacture of demo equipment. As of September 29, 2007 there was $657,000 released. Interest is payable monthly at the prime rate plus 2.0% and the principal is payable in full on March 31, 2008. As part of the 2007 restructuring, the Company also issued Laurus a 10-year option to purchase 5,000,000 shares at an exercise price of $0.01 per share. The shares issuable upon exercise of the option have standard registration rights. Associated with the 2007 restructuring, we recognized debt issue costs of $56,000 and are amortizing these costs over the term of the $5.25 million term note.

There is currently $1.2 million in principal amount of the 10% Senior Subordinated Convertible Notes outstanding, represented by one Note now held by Laurus. The Note has a conversion price of $.50 per share. Interest is payable monthly at the rate of 10% and the principal is payable in full on March 31, 2008.

5.         STOCK BASED COMPENSATION

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R “Share-Based Payment”, on January 1, 2006. This statement requires us to recognize the cost of employee and director services received in exchange for the stock options it has awarded. Under SFAS 123R, we are required to recognize compensation expense over an award’s vesting period based on the award’s fair value at the date of grant. We have elected to adopt SFAS 123R on a modified prospective basis; accordingly the financial statements for periods prior to January 1, 2006 do not include stock-based compensation costs calculated under the fair value method. As a result of the adoption of SFAS 123R, we incurred a compensation expense of $0 and $4,000 for the three months and nine months ended September 30, 2006. Compensation expense for the three months and nine months ended September 29, 2007 was $0 and $10,000.

The fair value of options granted under the stock options for the three months and nine months ended September 29, 2007 and September 30, 2006 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions.

	Three Months Ended		Nine Months Ended
	Sep 29,	Sep 30,	Sep 29,	Sep 30,
	2007	2006	2007	2006

Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	94.82%	91.89%	91.28%	91.89%
Risk-free interest rate	4.06%	4.99%	4.33%	4.99%
Expected life of options	3.5 years	3.5 years	3.5 years	3.5 years
Fair value per share of options granted	$0.16	$0.32	$0.16	$0.32

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

Critical Accounting Policies

Revenue Recognition

Under SAB 104, we recognize revenue upon shipment, as our terms are FOB shipping point, for established equipment products that have previously satisfied existing customer performance specifications and that provide for full payment tied to shipment. Revenue for products that have not previously satisfied customer performance specifications or from sales where all or a portion of customer payment is based upon acceptance are only recognized upon customer acceptance. As such, in periods of increasing shipments, revenues will be deferred if the shipments are for new customers; new products or the payment terms are tied to acceptance criteria. Consequently, if these conditions exist, we may report revenue levels that are not reflective of actual shipment growth rates. Conversely, in periods of decreasing shipments, we potentially could recognize revenues related to shipments made in prior periods. Consequently, if these conditions exist, we may report revenue levels that are greater than actual shipments. During the quarter ended September 29, 2007, we had $0 of deferred revenue in excess of costs under the SAB 104 revenue recognition rule.

Allowance for Doubtful Accounts

We record a provision for doubtful accounts based on specific identification of our accounts receivable. This involves a degree of judgment based on discussion with our internal sales and marketing groups, our customer base and the examination of the financial stability of our customers. There can be no assurance that our estimates will match actual amounts ultimately written off. During periods of downturn in the market for semiconductor capital equipment  or economic recession, a greater degree of risk exists concerning the ultimate collectability of our accounts receivable due to the impact that these conditions might have on our customer base. No provisions were recorded for the quarter ended September 29, 2007.

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

Provisions to reduce inventories to the lower of cost or market are made based on a review of excess and obsolete inventories through an examination of historical component consumption, current market demands and shifting product technology. Significant assumptions with respect to market trends and customer product acceptance are utilized to formulate our provision methods. Sudden or continuing downward changes in the semiconductor capital equipment market may cause us to record additional inventory revaluation charges in future periods. No write-down of our inventories occurred for the quarter ended September 29, 2007.

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

Results of Operations for the Three Months Ended September 29, 2007 and September 30, 2006

Net sales for the three months ended September 29, 2007 increased by $288,000 or 9% to $3.6 million compared to $3.3 million for the three months ended September 30, 2006. The Strip Test and Mark product line enjoyed the largest percentage increase.

Gross margin for the three months ended September 29, 2007 increased by $200,000 to $1.7 million or 48% of net sales from $1.5 million or 46% of net sales for the comparable period in the prior year.

Total operating expense decreased by $45,000 or 3% from $1.6 million to $1.5 million over the prior year. Selling, general and administrative expenses for the three months ended September 29, 2007 were $1.1 million or 30% of net sales compared to $1.1 million or 33% of net sales for the three months ended September 30, 2006. Research and development expenses for the third quarter of 2007 were $437,000 or 12% of net sales compared to $487,000 or 15% of net sales in the third quarter of 2006. The research and development expenses for the quarter decreased due to a reduced need for outside contractors.

The net loss for the three months ended September 29, 2007 was $390,000 or $0.01 per basic and fully diluted share compared to net loss for the three months ended September 30, 2006 of $1.9 million or $0.06 per basic and fully-diluted share. Included in the 2006 quarter’s net loss was a non-cash debt conversion expense of $1.4 million associated with the conversion to stock of over $2.1 million of convertible debt from our 10% note holders.

Results of Operations for the Nine Months Ended September 29, 2007 and September 30, 2006

Net sales for the nine months ended September 29, 2007 increased $1.6 million or 17% to $10.9 million compared to $9.3 million for the nine months ended September 30, 2006. This increase is a result of a modest improvement in the capital equipment market. Sales increases were experienced primarily in products introduced within the past 18 months.

Gross margins for the nine months ended September 29, 2007 increased by $807,000 to $5.6 million, or 51% of net sales, from $4.8 million, or 51% of net sales, for the comparable period in the prior year.

Total operating expense for the nine months ended September 29, 2007 increased by $275,000 or 6% from $4.6 million to $4.9 million. Selling, general and administrative expense for the nine months of 2007 was $3.3 million or 30% of net sales, compared to $3.1 million, or 33% of net sales for the nine months of 2006. Substantially all of this increase was planned, and included $131,000 of increased selling and marketing expenses over the prior year’s period due primarily to additional commissions and travel expenses, and $116,000 of increased general and administrative expenses over the prior year’s period due primarily to additional consulting and legal fees for corporate development projects and refinancing of the Laurus debt. Research and development expense for the nine months of 2007 was $1.4 million, or 13% of net sales compared to $1.5 million, or 16% of net sales for the nine months of 2006. The decrease in expense as a percentage of sales is a result of the increase in net sales.

On June 29, 2007, we restructured our Penang, Malaysia manufacturing operation. The restructuring plan included the reduction of our lease facility from 54,000 square feet to 10,000 square feet, a workforce reduction of approximately 28 positions in our Malaysian manufacturing operation, and outsourcing manufacturing of certain fabricated parts. We recorded a restructuring charge of $137,000 in the second quarter of 2007, primarily for cash expenditures for termination benefits and related costs.

The net loss for the nine months ended September 29, 2007 was $829,000 or $0.02 per share compared to net loss of $3.0 million or $0.10 per share in the comparable prior year period. Included in the 2006 net loss are non-cash expenses of $1.8 million of which $0.4 million relates to the debt issuance expense from the Laurus refinancing in February 2006, and $1.4 million of conversion expense relating to conversion from debt to equity of $2.1 million. Without these expenses, net loss for the nine months ended of 2006 would be $1.2 million or $0.04 per share.

Liquidity and Capital Resources

Cash used in operations was $348,000 in the nine months ended September 29, 2007 as compared to $2.8 million in the nine months ended September 30, 2006. Accounts receivables decreased from year-end to $2.6 million from $2.8 million. Inventory finished at $2.6 million, which consists of $7.1 million of gross inventories and $4.5 million of reserves. Capital expenditures were $90,000 for the nine months ended September 29, 2007 compared to $27,000 in the nine months ended of September 30, 2006.

We ended the quarter with $209,000 in cash and cash equivalents up from $200,000 at the end of 2006. Working capital finished at a negative $2.5 million compared to a negative $664,000 at the end of 2006. The negative working capital position is primarily due to the $4.0 million line of credit and the $2.3 million short-term classification of long-term debt.

On March 29, 2007, we again restructured the financing with Laurus, and increased the total secured indebtedness to $10.25 million. The restructured financing includes a $5.25 million term note.  Interest is payable monthly on the term note at the prime rate plus 2.5%.  The note is non-convertible. Beginning March 1, 2008, we are required to make monthly payments equal to 1/60th of the principal amount until February 17, 2009, at which time the entire remaining principal and accrued interest is due and payable in full.  In addition to the $5.25 million note, there is a $4.0 million working capital line of credit, which is payable in full on March 8, 2008.  Interest is payable monthly on the line at the prime rate plus 2.5%.  The restructured financing also includes an additional $1.0 million term note. The proceeds from the $1 million term note, net of fees and expenses from the 2007 refinancing, are required to be held in a restricted account at a bank, and will only be released by the bank to the Company, upon approval of Laurus in its discretion, for the manufacture of demo equipment. As of September 29, 2007 there was $657,000 released. Interest is payable monthly at the prime rate plus 2.0% and the principal is payable in full on March 31, 2008. As part of the 2007 restructuring, the Company also issued Laurus a 10-year option to purchase 5,000,000 shares at an exercise price of $0.01 per share. The shares issuable upon exercise of the option have standard registration rights.

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

In the nine months ending September 29, 2007 there was $0 of stock issued in lieu of interest payments. In the nine months ending September 30, 2006, $314,000 of stock was issued in lieu of interest payments. The table below details the stock issued in payment of interest in 2006.

	Stock Issued in
	payment of	# of Shares	Stock Price
	interest	issued	average
2006	$314,000	1,358,542	$0.23

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

No changes in the Company’s internal control over financial reporting occurred during the third quarter of 2007 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

As of September 29, 2007, we had cash and cash equivalents of $209,000, assets totaling $6.0 million, liabilities totaling $11.5 million, and incurred losses from continuing operations of $829,000 for the first nine months of 2007. We expect to continue to expend cash and incur operating losses at the current net sales levels, but to a lesser extent than the twelve months ended December 31, 2006 as certain operating expenses are expected to decline from 2006 levels. Our ability to generate cash and operating income is dependent on increasing our customer base to expand the penetration of our product technology and the realization of our lower operating expense targets.

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

•              changes in the general economic conditions or developments in the semiconductor industry which affect investor’s confidence;

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

•              our inability to obtain financing to fund continuing or expanding operations

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

Micro Component Technology, Inc.
Registrant

Dated: November 13, 2007	By:	/s/ Roger E. Gower
Roger E. Gower
President and Chief Executive Officer

And

Dated: November 13, 2007	By:	/s/ Bruce R. Ficks
Bruce R. Ficks
Chief Financial Officer

Exhibit Index

31.1	Certification of Chief Executive Officer (filed herewith).

31.2	Certification of Chief Financial Officer (filed herewith).

32	Section 1350 Certification (filed herewith).