Form 10-K
period 2007-12-31
MICRO COMPONENT TECHNOLOGY INC
filed 2008-03-28
CIK 911149

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2007

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
COMMON STOCK, $0.01 PAR VALUE
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No  ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 29, 2007 (the business day of the Registrant’s most recently completed second fiscal quarter), was $10.3 million based upon the closing price of $0.28 on that date for the shares.

Number of shares outstanding of the Registrant’s Common stock, as of March 28, 2008, is 37,876,889.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for the annual meeting of stockholders (the “Proxy Statement”) to be filed within 120 days after the Registrant’s fiscal year ended December 31, 2007, are incorporated by reference into Part III.

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

Our trademarks used in this Form 10-K are: MCT, Infinity Systems, Aseco, Tapestry®, Smart Solutions, SmartMark®, SmartSort®, SmartTrak®, Isocut, MCT 5100, MCT 7632, S-170 and S-130. All other trademarks or trade names referred to in this Form 10-K are the property of their respective owners.

Introduction

We are a leading supplier of integrated automation solutions for the global semiconductor test and assembly industry.  We offer complete and comprehensive equipment automation solutions for the test, laser mark and mark inspect processes for the back-end of the semiconductor manufacturing process that significantly improve our customers’ productivity, yield and throughput.  Our solutions include our series of integrated Smart Solutions, automated test handlers, factory automation software and equipment integration services.  Our customers include many leading semiconductor companies such as Microchip Technologies, Analog Devices, NXP (formerly Phillips Semiconductor), Cypress Semiconductor and ST Microelectronics and many of the leading back-end contract test and assembly companies including Amkor and UTAC.  We believe we have one of the world’s largest installed bases of handlers used to test semiconductor devices.

Semiconductor devices are becoming more complex and are characterized by shrinking semiconductor device sizes, miniaturized packaging, increased circuitry and larger wafer sizes.  These trends have led manufacturers to seek new tools and new solutions to meet their demanding requirements.  We believe that our complete offering of equipment automation products and services allows manufacturers to effectively address evolving process technologies and packaging formats, such as QFN (quad flat packages with no external leads) WLCSP (wafer level chip scale packaging) and miniaturized packaging.

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

Background

On December 24, 2001, we issued $10.0 million of 10% Senior Subordinated Convertible Notes originally due in 2006 to a group of accredited investors.  These Notes are convertible into MCT common stock. The conversion price was initially $2.60 per share.  The Notes are redeemable by MCT at any time after January 3, 2004 as long as the market price of our common stock equals or exceeds 150% of the conversion price.  Proceeds of the Notes, net of debt issuance costs, totaled $9.2 million.

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

On August 28, 2006, the Company sent the holders of the Company’s 10% Senior Subordinated Convertible Notes an Offer to Reduce Note Conversion Price, in which the Company offered to reduce the conversion price of the Notes to $0.29 per share if the holders agreed to convert their Notes by August 31, 2006. Effective August 31, 2006, holders of $2.1 million in principal amount of the Notes (62%) accepted the offer and agreed to convert their Notes, and the Company issued 7,795,223 shares of common stock to those holders.  As of December 24, 2006, an additional $65,000 in principal amount of the Notes was satisfied by cash payments by the Company at a discount.  There is currently $1.2 million in principal amount of the Notes outstanding, represented by one Note now held by Laurus.  The Note has a conversion price of $.50 per share, and is due and payable in full on September 30, 2009.

On March 29, 2007, we restructured the financing with Laurus, and increased the total secured indebtedness to $10.25 million.  The restructured financing includes a $5.25 million term note.  Interest is payable monthly on the term note at the prime rate plus 2.5%.  The note is non-convertible and payable in full on September 30, 2009.  In addition to the $5.25 million note, there is a $4.0 million working capital line of credit, which is payable in full on September 30, 2009.  Interest is payable monthly on the line at the prime rate plus 2.5%.  As of March 28, 2008, there was an $800,000 over-advance in excess of the borrowing base on the working capital line of credit.  Principal on the over-advance is repayable in $100,000 monthly payments beginning on May 1, 2008.  At December 31, 2007, the amount of the over-advance was $111,000.

The restructured financing includes an additional $1.0 million term note.  The proceeds from the $1 million term note, net of fees and expenses from the 2007 refinancing, are required to be held in a restricted account at a bank, and will only be released by the bank to the Company, upon approval of Laurus in its discretion, for the manufacture of demo equipment.  As of December 31, 2007 the outstanding balance on this note was $657,000.  Interest is payable monthly at the prime rate plus 2.0% and the principal is payable in full on September 30, 2009.  As part of the 2007 restructuring, the Company also issued Laurus a 10-year option to purchase 5,000,000 shares at an exercise price of $0.01 per share.

In 2007 Laurus required that the Company grant Roger Gower, the Company’s CEO, an option for 1,000,000 shares, as incentive for him to remain with the Company.  On March 20, 2007, the Compensation Committee of the Company approved the grant to Mr. Gower of a non-qualified stock option to purchase 1,000,000 shares of common stock at a price of $0.26 per share, the closing sale price on the day of grant.  The option becomes fully vested on March 20, 2008 and has a term of 10 years.

On December 6, 2007, the Company entered into an agreement with Laurus to extend the maturity dates for all of the notes issued by the Company to Laurus from dates starting in February 2008 to September 30, 2009.  These notes had an aggregate principal amount of $11,124,000 as of  December 31, 2007.  The agreement also extends to January 1, 2009, the commencement date for principal payments under the $5,250,000 term-note, and reduces the monthly principal payments prior to the maturity date from $87,500 per month to $44,000 per month.  In consideration for the extension by Laurus of the note maturity dates, the Company granted Laurus a ten-year warrant to purchase 3,500,000 shares of common stock with an exercise price of $.01 per share.  Laurus has agreed in the transaction documents that it will not sell any shares acquired by it under the 3,500,000 share warrant, or under the 5,000,000 share warrant granted to it as part of the March 2007 refinancing, prior to January 1, 2009.  Laurus has also agreed that sales by it of Company common stock underlying the 2007 warrants on any trading day after January 1, 2009 will not exceed 20% of the aggregate number of shares of Company common stock sold on that day.

Industry Overview

The semiconductor device industry had grown tremendously over the ten-year period ending in the year 2000. This growth had been driven by traditional semiconductor markets like personal computers and data processing, and more recently by the proliferation of semiconductor devices in telecommunications, wireless communications, and consumer electronics, as well as Internet infrastructure equipment.  However, the semiconductor capital equipment market, in which we compete, has historically been subject to cyclical periods of high growth and contraction.  In the fourth quarter of 2000, the semiconductor industry went into a sharp downturn, which intensified and continued through the majority of 2003, resulting in a significant adverse impact on our business.  In late 2003, worldwide semiconductor bookings began showing signs of stabilization and demand for our products increased during this period and continued through the first half of 2004.  However, in the third quarter of 2004 the markets again retracted, impacting our financial results through the end of 2004 and continuing through 2007. At this juncture, the return to sustained market growth cannot be predicted in the short term.

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

Our Solution

We seek to provide our customers comprehensive equipment automation solutions for their test and assembly processes.  By deploying our products and services, our customers are able to improve their production yields, factory throughput, tool productivity and utilization while reducing product cost.  The key components of our solution are:

• Tapestry series automated strip handler,

• Smart Solutions integrated equipment product series, and

• Factory automation software and equipment integration services.

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

Leveraging our strong sales and service capability.  We predominantly sell our products through our direct sales force and have established sales and service offices in the world’s major centers of semiconductor manufacturing including Penang, Malaysia, Singapore and in the Philippines.  In addition to our sales and service engineers, we have several applications engineers in key customer support locations.  We have placed software engineers in several Asian locations to directly support our pursuit of factory automation software sales.

Continuing to develop and support existing singulated test handling solutions and products.  We believe that we have one of the largest installed bases of traditional test handlers in the world.

Products

Automation Products

Smart Solutions.  Our Smart Solutions equipment suite of products, once integrated with a tester, are designed to automate the entire test process from the point where the semiconductor devices have been packaged, through test, laser mark and inspection.  Our Smart Solutions product family offers semiconductor manufacturers greater flexibility, yield and throughput.  These products are designed to meet the back-end semiconductor manufacturer’s demand for greater production efficiency, lower cost of test and manufacturing flexibility.  The following table sets forth our key automation product offerings by category, date introduced and application.

Automation Product Category	Product Name	Introduced	Applications
Smart Solutions	Filmframe	July 2007	A next generation handling system for semiconductor devices that can be tested singulated on a film frame.
	Tapestry SC Tri-Temp	May 2006	A next generation handling system for semiconductor devices that are in strip or wafer package formats capable of thermally conditioning devices (-55 to +160C) under test.
	Tapestry SC	July 2003	A next generation handling system for semiconductor devices that are in strip or wafer package formats.
	Tapestry PH1	February 1999	A next generation handling system for semiconductor devices that are in strip or wafer package formats.
	SmartMark SC	September 2004	A next generation high-speed laser marker for integration with strip handling or for marking strips with 2D codes.
	SmartTrak	May 2000	Software management system providing a map with information about each semiconductor device in the strip.
Automation Software	Systems Software Solutions	Acquired in June 1999	Manufacturing software control systems for semiconductor assembly and test plants including equipment integration through overall factory and corporate information systems integration.

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

Tapestry, our strip handling system introduced in February 1999, is the flagship of the Smart Solution product family.  Tapestry is a versatile, high volume, parallel test handling and thermal conditioning system for semiconductor devices that are in strip format.  Thermal conditioning is required to ensure that a semiconductor device can operate normally in a wide range of temperatures.  Tapestry can condition devices at temperatures ranging from -55 degrees centigrade to +160 degrees centigrade.  The system is capable of handling fine pitch chip scale packages as well as traditional leaded semiconductor devices in strip format.  Using standard industry interfaces, the system is designed to function as a stand-alone system, or can be integrated into an in-line process with our other Smart Solution products or equipment of other manufacturers.  In July 2007, we introduced a next generation handling system for semiconductor devices that can be tested singulated on a film frame.

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

Automation Software.  Systems Software Solutions provide highly sophisticated systems integration services to the semiconductor test and assembly industry.  Systems Software Solutions assist customers in creating either new manufacturing environments or implementing new methods and control systems in existing ones.  These installations allow previously isolated stand-alone equipment to exchange information with other equipment and provide for remote monitoring and control of these systems.  Our engineering experience, efficient software development process, strong project management and our understanding of semiconductor handling systems allow us to assist customers in specifying equipment behavior and software interfaces as a proactive component of the design and procurement process.

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

Other Products and Services

We provide service and spare parts for all of our current and many of our discontinued products. We have also done business in support services for a semiconductor device tester that is still widely used but that was last manufactured by us in 1993.

Research and Development

As an important element of our business strategy, we work closely with our customers to develop new products and enhancements of existing products to meet the evolving needs of the test and assembly market, particularly with respect to emerging semiconductor devices, while striving to provide the lowest cost of test.  These efforts, historically focused on test handler products, have resulted in the successful introduction of several new product platforms, including our Tapestry family of products including the PH1, Tri-Temp, SC (ambient and elevated temperature versions) strip testing and associated handling modules, and our SmartMark and SmartMark SC products.

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

Our research and development expenses were $1.9 million, $2.0 million, and $2.0 million in the years ended December 31, 2007, 2006 and 2005, respectively.  Our combined resources totaled 16 employees and contractors in research and development, or approximately 24% of our entire workforce, at December 31, 2007. We expect research and development expenses to remain fairly flat in 2008 relative to 2007 levels, subject to mandated increases due to customer requirements for system related products.

Customers

Our customers include many of the leading manufacturers of semiconductor devices, as well as test and assembly companies, in the United States, Europe and Asia.  In recent years, our significant customers have shifted from the major semiconductor manufacturers to test and assembly companies, corresponding to the increased utilization of test and assembly companies by the major semiconductor manufacturers.  Analog Devices, Microchip Technologies and ST Microelectronics accounted for 39%, 20% and 9% of our net sales, respectively, in the year ended December 31, 2007.  Analog Devices, Carsem Semi, and Microchip Technologies accounted for 48%, 10% and 9% of our net sales, respectively, in the year ended December 31, 2006.  Microchip Technologies, Maxim Integrated Products and Kestronics accounted for 33%, 11% and 10% of our net sales, respectively, in the year ended December 31, 2005.

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

In June 2007, we relocated our Penang, Malaysia manufacturing operation to another location close to our former Malaysia facility.  This relocation has enabled us to reduce our leased space in Malaysia from 54,000 to 10,000 square feet.  As part of the restructuring of our Malaysian manufacturing operations, we entered into Contract Manufacturing Agreements with several organizations.  Under the agreements, the Contract Manufacturers will order raw materials, manufacture and assemble products, and perform certain basic testing services for our products.

Competition

The semiconductor device testing and assembly equipment industry is highly competitive, and the market for our automation products and services is expected to become more competitive.  We face substantial competition throughout the world primarily from manufacturers in Asia, the United States, Europe and Japan.  The companies that we are aware of that currently offer a production grade strip handling solution comparable to our Tapestry products are ASM International, Tesec, Rasco, Multitest and Cohu, Inc., whose products were introduced between 1995 and 2006.

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

Backlog

At December 31, 2007, our backlog of unfilled orders for which a purchase order number has been assigned by the customer and for which a delivery schedule has been specified was $1.8 million.  At December 31, 2006, our backlog was $2.8 million.  A significant portion of the backlog at December 31, 2007, is expected to be shipped in the first quarter of 2008.  Since a large majority of the shipments made in a given quarter are usually made during the latter part of the quarter, and since a significant portion of shipments in a given quarter are booked during that same quarter, backlog as of a date in the middle of the quarter will typically be greater than backlog at quarter end.  All orders are subject to cancellation by the customer with limited charges.  Our backlog at a particular date is not necessarily indicative of actual sales for that or any succeeding period and does not reflect the effects of the SEC’s Staff Accounting Bulletin No. 101, amended by Staff Accounting Bulletin 104 (SAB 104) discussed in our revenue recognition policy in Note 1 of Notes to Consolidated Financial Statements included elsewhere herein.

Employees

At December 31, 2007, we had a total of 67 employees in the following areas: 19 in manufacturing, 15 in engineering and research and development, 18 in sales, marketing, application engineering and service, and 15 in administration.  At the end of 2006, there were 91 employees.  Our workforce was reduced in June 2007 due to the outsourcing of a portion of our manufacturing activities.  Many of our employees are highly skilled, and we believe our future success will depend in large part on our ability to attract and retain similar employees.  None of our employees are covered by a collective bargaining agreement, and we have experienced no work stoppages.  We consider our relationship with our employees to be good.

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

Our consolidated financial statements have been prepared on the assumption that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has suffered recurring losses from operations and has a stockholders’ deficit.  These factors raise substantial doubt about the Company’s ability to continue as a going concern

As of December 31, 2007, we had cash and cash equivalents of $373,000, assets totaling $5.5 million, liabilities totaling $11.1 million, and incurred losses from continuing operations of $1.6 million for the year then ended.  We expect to continue to expend cash and incur operating losses at the current net sales levels, but to a lesser extent than the twelve months ended December 31, 2007 as certain operating expenses are expected to decline from 2007 levels. Our ability to generate cash and operating income is dependent on increasing our customer base to expand the penetration of our product technology and the realization of our lower operating expense targets.

Beginning May 1, 2008, principal on the $800,000 over-advance in excess of the borrowing base on the working capital line of credit is repayable in $100,000 monthly payments.  Also, starting in January 2009, monthly principal payments of $44,000 become due and payable to Laurus.  On September 30, 2009 all remaining principal and interest due from the Company to Laurus on the existing financing agreements becomes due and payable.  In the event that we are unable to repay, extend or refinance our debt payments in 2008 and 2009, Laurus could potentially take a number of actions as secured creditor which would have a material negative impact on the Company and its shareholders, including foreclosure, a forced sale of all or part of the Company, and/or liquidation. Further, if future financing requirements are satisfied through the issuance of equity or debt instruments, shareholders may experience additional dilution in terms of their percentage of ownership of our securities.

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

We introduced our Tapestry handling system in February 1999.  In May 2000, we introduced other Smart Solutions products, which provide additional process capability for handling and testing semiconductor devices in strip form.  In July of 2003, we introduced our Tapestry SC, a second-generation system.  In September of 2004 we introduced our Tapestry SC SmartMark, a second-generation system, while in May 2006 we introduced Tapestry SC Tri-Temp and in July 2007 we introduced the Filmframe. Our new products are attractive to customers only if the customers can see the value of automating the test and assembly portions of their semiconductor manufacturing operations.  Although semiconductor manufacturers have automated the wafer fabrication portion of their operation, or the front-end of the semiconductor manufacturing process, very few semiconductor manufacturers have invested a significant amount of capital to automate the test and assembly portions of their operations.  We are introducing new products for technologies, which may not be accepted on a wide-scale basis by the industry.  If either the testing of semiconductor devices in strip form or wide-scale automation of the back-end is not accepted by the industry, our net sales likely will suffer.

Downturns in semiconductor industry business cycles could have a negative impact on our operating results.

Our business depends heavily upon capital expenditures by semiconductor manufacturers.  The semiconductor industry is highly cyclical, with periods of capacity shortage and periods of excess capacity.  In periods of excess capacity, the industry sharply cuts purchases of capital equipment, such as our products.  Thus, a semiconductor industry downturn or slowdown substantially reduces our revenues and operating results and could hurt our financial condition.  In the fourth quarter of 2000, the semiconductor capital equipment industry went into a severe downturn and continued through 2005.  In 2006 and 2007, there was a slight upturn in the market, but the depressed market over the prior six years has negatively affected our operations and financial condition.

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

We are exposed to the risks of operating a global business.

We are a global corporation with offices and subsidiaries in certain foreign locations to support our sales and services to the global semiconductor industry and, as such, we face risks in doing business abroad that we do not face domestically.  Certain aspects inherent in transacting business internationally could negatively impact our operating results, including:

•                  costs and difficulties in staffing and managing international operations;

•                  unexpected changes in regulatory requirements;

•                  difficulties in enforcing contractuaral and intellectual property rights;

•                  longer payment cycles;

•                  local political and economic conditions;

•                  potentially adverse tax consequences, including resteictions on repatriating earnings and the threat if “double taxation”; and

•                  flucations in currency exchange rates, which can effect demand and increase costs.

Additionally, managing geographically dispersed operations presents difficult challenges associated with organizational alignment and infrastructure, communications and information technology, inventory control, customer relationship management, terrorist threats and related security matters and cultural diversities.  If we are unsuccessful in managing such operations effectively, our business and results of operations will be adversely affected.

Failure of critical suppliers to deliver sufficient quantities of parts in a timely and cost-effective manner could adversely impact our operations.

We use numerous vendors to supply parts, components and subassemblies for the manufacture of our products.  It is not always possible to maintain multiple qualified suppliers for all of our parts, components and subassemblies. As a result, certain key parts may be available only from a single supplier or a limited number of suppliers.  In addition, suppliers may cease manufacturing certain components that are difficult to replace without significant reengineering of our products.  On occasion, we have experienced problems in obtaining adequate and reliable quantities of various parts and components from certain key suppliers.  Our results of operations may be materially and adversely impacted if we do not receive sufficient parts to meet our requirements in a timely and cost effective manner.

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

The loss of key personnel could adversely impact our business.

Certain key personnel are critical to our business.  Our future operating results depend substantially upon the continued service of our key personnel, many of whom are not bound by employment or non-competition agreements. Our future operating results also depend in significant part upon our ability to attract and retain qualified management, manufacturing, technical, engineering, marketing, sales and support personnel.  Competition for qualified personnel, particularly those with technical skills, is intense, and we cannot ensure success in attracting or retaining qualified personnel. Our business, financial condition and results of operations could be materially adversely affected by the loss of any of our key employees, by the failure of any key employee to perform in his or her current position, or by our inability to attract and retain skilled employees.

Recently enacted and future changes in securities laws and regulations have increased our costs.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations, are creating challenges for publicly-held companies. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to maintain compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment has required the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant resources. Further, our board members, chief executive officer and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business.

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

ITEM 2.  Properties

We occupy approximately 24,029 square feet of leased space in St. Paul, Minnesota, for our principal executive and administrative offices, research and product development and equipment distribution activities.  This lease expires on April 30, 2012 with a one-time option to terminate the lease on April 30, 2010 with a termination fee of two months gross rent.  We occupy approximately 10,000 square feet of leased space in Penang, Malaysia, which is utilized as a manufacturing and assembly center. This lease expires in June 15, 2009.  We occupy approximately 1,300 square feet of leased space in the Philippines in support of our applications engineering and software development activities.  This lease expires August 14, 2008.  We believe that our current and committed facilities are adequate to support our activities for at least the next twelve months.

ITEM 3.  Legal Proceedings

This item is not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the security holders during the quarter ended December 31, 2007.

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

	High	Low
Year ended December 31, 2007:
First Quarter	$0.28	$0.16
Second Quarter	0.34	0.21
Third Quarter	0.30	0.17
Fourth Quarter	0.25	0.13

Year ended December 31, 2006:
First Quarter	$0.51	$0.14
Second Quarter	0.55	0.35
Third Quarter	0.55	0.21
Fourth Quarter	0.26	0.13

The approximate number of holders of record of our common stock as of December 31, 2007 was 293.

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

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return on the Company’s Common Stock for the five fiscal years beginning December 31, 2002 and ending December 31, 2007, with the cumulative total return on the NASDAQ Stock Market-U.S. Index and the Philadelphia Exchange Semiconductor Sector Index (“SOXX”) over the same period (assuming the investment of $100 in the Company’s Stock, the NASDAQ Stock Market-U.S. Index and the SOXX Index on December 31, 2002 and the reinvestment of all dividends).

Period Ended	Dec 31, 2002	Dec 31, 2003	Dec. 31, 2004	Dec. 31, 2005	Dec. 31, 2006	Dec. 31, 2007
Micro Component Technology, Inc.	100	205.71	80.00	24.29	28.57	22.86
NASDAQ Stock Market — U.S. Index	100	150.01	162.89	165.13	180.85	198.60
PHLX Semiconductor Sector Index	100	175.67	149.81	165.78	161.47	141.07

ITEM 6.  Selected Consolidated Financial Data

	SELECTED CONSOLIDATED FINANCIAL DATA
	Years Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$14,614	$12,214	$7,069	$14,602	$11,123
Cost of sales:
Product	7,461	6,162	4,012	7,286	6,295
Inventory revaluation	285	171	525	—	—
Total cost of sales	7,746	6,333	4,537	7,286	6,295
Gross Profit	6,868	5,881	2,532	7,316	4,828
Operating expenses:
Selling, general and administrative	4,311	4,095	4,213	5,596	4,872
Research and development	1,884	2,041	1,980	2,841	2,351
Restructuring charges	137	—	107	35	266
Income (loss) from operations	536	(255)	(3,768)	(1,156)	(2,661)
Interest, net	(2,186)	(3,356)	(1,234)	(862)	(1,189)
Other income and (expense)	56	(42)	(101)	(30)	182
Loss before income taxes	(1,594)	(3,653)	(5,103)	(2,048)	(3,668)
Income tax provision	—	—	—	—	—
Net income (loss)	$(1,594)	$(3,653)	$(5,103)	$(2,048)	$(3,668)

Basic earnings (loss) per share	$(0.04)	$(0.12)	$(0.20)	$(0.08)	$(0.21)
Diluted earnings (loss) per share	$(0.04)	$(0.12)	$(0.20)	$(0.08)	$(0.21)

Weighted average shares outstanding:
Basic	37,130	30,642	25,894	25,013	17,606
Diluted	37,130	30,642	25,894	25,013	17,606

Selected Balance Sheet Data:
Cash and cash equivalents	$373	$200	$77	$166	$1,078
Working capital	3,358	(664)	(188)	1,737	1,618
Total assets	5,509	5,556	4,546	6,122	7,194
Long-term debt	9,320	5,506	3,683	1,458	195
Convertible notes	—	—	3,630	3.630	7,340
Total stockholders’ equity (deficit)	$(5,649)	$(5,815)	$(7,056)	$(2,676)	$(5,026)

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Beginning in 1999 and continuing into 2000, we broadened our strategy from that of a test handler manufacturer to becoming a provider of comprehensive equipment automation solutions for the back-end of the semiconductor manufacturing process.  First, we developed and introduced in February 1999 our Tapestry strip handler.  Tapestry combines strip handling capability with robotics, machine vision technology and critical software, enabling the testing and tracking of semiconductor devices in strip form and the generation of critical process data throughout the test process.  Second, in June 1999 we acquired the Infinity Systems division of Fico.  Infinity Systems has been involved in the development of factory automation software for the semiconductor manufacturing industry.  Infinity Systems’ software expertise was integral to the development of our integrated Smart Solutions equipment product line, introduced in May 2000.  Together with a third party tester, our Smart Solutions equipment prod ucts including our Tapestry handler enable complete automation of the test, laser mark, mark inspect and other processes of the back end.

The demand for our products and services is dependent upon growth in the semiconductor industry and the increasing automation needs of semiconductor manufacturers and independent test and assembly facilities.  In the fourth quarter of 2000, the semiconductor industry went into a sharp downturn, which continued through 2005 but with a slight upturn in 2006 and 2007.  At this juncture, the return to sustained market growth cannot be predicted in the short term.  As we have disclosed in our Form 10-K for the year ended December 31, 2006 and 2005 and each of our Forms 10-Q for the first three quarters of 2007 and 2006, a continued or renewed market downturn might result in significant losses, charges for inventory revaluation, or asset impairment or restructuring charges.  In response to these negative market conditions a number of restructuring steps were taken in 2003, 2004, and 2005 as described below.  No restructuring actions were taken in 2006.  In 2007, in an attempt to increase our manufacturing flexibility and to reduce operational costs, we took a number of restructuring steps described below.

Workforce and Facility Cost Reductions

During the second quarter of 2007, we relocated our Penang, Malaysia manufacturing operation to another location close to our former Malaysia facility.  As part of the restructuring of our Malaysian manufacturing operations, we entered into Contract Manufacturing Agreements with several organizations.  Under these agreements, the Contract Manufacturers will order raw materials, manufacture and assemble products, and perform certain basic testing services for our products.  The remainder of the equipment integration, configuration and software installation will continue to be completed by our production organization.  Approximately 28 manufacturing positions were eliminated resulting in a restructuring charge of $137,000.  This charge reflected termination benefits and related costs associated with this reduction.

During the second quarter of 2005, in response to the continuing downturn in the semiconductor capital equipment market, we reduced our workforce across all functional areas by approximately 7% resulting in a restructuring charge of $67,000.  This charge reflected severance and other benefit costs associated with this reduction.  This workforce reduction affected a total of seven employees across all functional areas.

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

On August 28, 2006, the Company sent the holders of the Company’s 10% Senior Subordinated Convertible Notes an Offer to Reduce Note Conversion Price, in which the Company offered to reduce the conversion price of the Notes to $0.29 per share if the holders agreed to convert their Notes by August 31, 2006. Effective August 31, 2006, holders of $2.1 million in principal amount of the Notes (62%) accepted the offer and agreed to convert their Notes, and the Company issued 7,795,223 shares of common stock to those holders.  As of December 24, 2006, an additional $65,000 in principal amount of the Notes was satisfied by cash payments by the Company at a discount.  There is currently $1.2 million in principal amount of the Notes outstanding, represented by one Note now held by Laurus.  The Note has a conversion price of $.50 per share, and is due and payable in full on September 30, 2009.

On March 29, 2007, we restructured the financing with Laurus, and increased the total secured indebtedness to $10.25 million.  The restructured financing includes a $5.25 million term note.  Interest is payable monthly on the term note at the prime rate plus 2.5%.  The note is non-convertible and payable in full on September 30, 2009.  In addition to the $5.25 million note, there is a $4.0 million working capital line of credit, which is payable in full on September 30, 2009.  Interest is payable monthly on the line at the prime rate plus 2.5%.  As of March 28, 2008, there was an $800,000 over-advance in excess of the borrowing base on the working capital line of credit.  Principal on the over-advance is repayable in $100,000 monthly payments beginning on May 1, 2008.  The restructured financing also includes an additional $1.0 million term note.  The proceeds from the $1 million term note, net of fees and expenses from the 2007 refinancing, are required to be held in a restricted account at a bank, and will only be released by the bank to the Company, upon approval of Laurus in its discretion, for the manufacture of demo equipment.  As of December 31, 2007, the the outstanding balance on this note was $657,000.  Interest is payable monthly at the prime rate plus 2.0% and the principal is payable in full on September 30, 2009.  As part of the 2007 restructuring, the Company issued Laurus a 10-year option to purchase 5,000,000 shares at an exercise price of $0.01 per share.

In 2007 Laurus required that the Company grant Roger Gower, the Company’s CEO, an option for 1,000,000 shares, as incentive for him to remain with the Company.  On March 20, 2007, the Compensation Committee of the Company approved the grant to Mr. Gower of a non-qualified stock option to purchase 1,000,000 shares of common stock at a price of $0.26 per share, the closing sale price on the day of grant.  The option becomes fully vested on March 20, 2008 and has a term of 10 years.

On December 6, 2007, the Company entered into an agreement with Laurus to extend the maturity dates for all of the notes issued by the Company to Laurus from dates starting in February 2008 to September 30, 2009.  These notes had an aggregate principal amount of $11,124,000 as of  December 31, 2007.  The December 6, 2007 agreement reduces and extends the monthly principal payments prior to the maturity date of the $5.25 million term note from $87,500 per month to $44,000 per month starting January 2009 instead of March 2008.  In consideration for the extension by Laurus of the note maturity dates, the Company granted Laurus a ten-year warrant to purchase 3,500,000 shares of common stock with an exercise price of $.01 per share.

Laurus has agreed in the transaction documents that it will not sell any shares acquired by it under the 3,500,000 share warrant, or under the 5,000,000 share warrant granted to it as part of the March 2007 refinancing, prior to January 1, 2009.  Laurus has also agreed that sales by it of Company common stock underlying the 2007 warrants on any trading day after January 1, 2009 will not exceed 20% of the aggregate number of shares of Company common stock sold on that day.

Industry forecasts for purchases of capital equipment in 2008 are varied and the ability for the market to sustain an improvement continues to be uncertain.  Therefore, we will continue to monitor the market and if required, examine opportunities to further reduce our costs through further consolidation of operations, limiting capital expenditures, monitoring inventory purchases and additional strategic restructuring initiatives.  Certain of these types of actions have the potential for further charges in future periods.  The impact of a continuing contraction of the semiconductor capital equipment market has the potential to have a material adverse effect on our financial condition, results of operations, and cash flows.

Critical Accounting Policies

Revenue Recognition

Under SAB 104, we recognize revenue upon shipment, as our terms are FOB shipping point, for established equipment products that have previously satisfied existing customer performance specifications and that provide for full payment tied to shipment.  Revenue for products that have not previously satisfied customer performance specifications or from sales where all or a portion of customer payment is based upon acceptance are only recognized upon customer acceptance.  As such, in periods of increasing shipments, revenues will be deferred if the shipments are for new customers, new products or the payment terms are tied to acceptance criteria.  Consequently, if these conditions exist, we may report revenue levels that are not reflective of actual shipment growth rates.  Conversely, in periods of decreasing shipments, we potentially could recognize revenues related to shipments made in prior periods.  Consequently, if these conditions exist, we may report revenue levels that are greater than actual shipments.  During the year ended December 31, 2007, revenue recorded approximated shipments.

Allowance for Doubtful Accounts

We record a provision for doubtful accounts based on specific identification of our accounts receivable. This involves a degree of judgment based on discussion with our internal sales and marketing groups, our customer base and the examination of the financial stability of our customers.  There can be no assurance that our estimates will match actual amounts ultimately written off.  During periods of downturn in the market for semiconductor capital equipment or economic recession, a greater degree of risk exists concerning the ultimate collectibility of our accounts receivable due to the impact that these conditions might have on our customer base.  For the year ended December 31, 2007, no provisions were recorded and we charged approximately $5,000 against the allowance for accounts receivable that we deemed to be uncollectible.

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

Provisions to reduce inventories to the lower of cost or market are made based on a review of excess and obsolete inventories through an examination of historical component consumption, current market demands and shifting product technology.  Significant assumptions with respect to market trends and customer product acceptance are utilized to formulate our provision methods.  Sudden or continuing downward changes in the semiconductor capital equipment market may cause us to record additional inventory revaluation charges in future periods.  For the years ended December 31, 2007, 2006 and 2005, we recorded additional inventory reserves of $285,000, $171,000 and $525,000.

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

Results of Operations

The following table sets forth, for the periods indicated, certain items in our statements of operations as a percentage of net sales:

	Years Ended
	Dec. 31,	Dec. 31,	Dec. 31,
	2007	2006	2005
Net sales	100.0%	100.0%	100.0%
Cost of sales	53.0	51.9	64.2
Gross profit	47.0	48.1	35.8
Operating expenses:
Selling, general and adminstrative	29.5	33.5	59.6
Research and development	12.9	16.7	28.0
Restructuring charge	0.9	—	1.5
Total operating expenses	43.3	50.2	89.1
Income (loss) from operations	3.7	(2.1)	(53.3)
Interest, net	(15.0)	(27.5)	(17.5)
Other income and (expense)	0.4	(0.3)	(1.4)
Net loss	(10.9)%	(29.9)%	(72.2)%

Year Ended December 31, 2007 versus Year Ended December 31, 2006

Net Sales.  Net sales for the year ended December 31, 2007 increased $2.4 million or 19.6% to $14.6 million, compared to net sales of $12.2 million for the prior year.  This increase is a result of a slight upturn in the capital equipment market.  Sales of our Tapestry and Smart Solutions strip-based products increased $2.6 million or 31% over the prior year period.  Sales of our Tapestry and Smart Solutions strip-based product made up 76.0% of our net sales for the year ended December 31, 2007 compared to 70.0% in the prior year period.

Net sales to Asia comprised approximately 92.5% of our net sales for the year ended December 31, 2007.  Net sales to customers in the United States represented approximately 7.2% and net sales to customers in Europe represented approximately 0.3% for year ended December 31, 2007.  Comparatively, net sales to customers in Asia comprised approximately 84.1% of our net sales for the year ended December 31, 2006, while net sales to customers in the United States represented approximately 13.0% and net sales to customers in Europe represented approximately 2.9%.

Gross Profit.  Gross profit increased $1.0 million to $6.9 million or 47.0% of net sales in 2007 from $5.9 million or 48.1% of net sales, in the prior year.  The increase in gross margin is directly related to the increase in sales volume resulting in fixed costs being spread over higher sales volumes, partially offset by recording of $285,000 of additional inventory reserve and $268,000 related to scrap inventory costs.  For the year ended December 31, 2006, we recorded an additional inventory reserve of $171,000 and $250,000 related to scrap inventory costs.

Selling, General and Administrative Expense.  Selling, general and administrative expense in 2007 was $4.3 million, or 29.5% of net sales compared to $4.1 million, or 33.5% of net sales in the prior year.  The percentage to net sales is lower than the prior year due to expenses being spread over higher net sales.  Selling, general and administrative expense is expected to remain fairly flat in 2008.

Research and Development Expense.  Research and development expense was $1.9 million in 2007 and $2.0 milion in 2006.  As a percentage of sales, research and development expense in 2007 was 12.9% of net sales compared to 16.7% of net sales in 2006.  The decrease in percent of sales over the prior year is directly related to the spread of expenses over a higher net sales amount.  We expect research and development expenses to remain fairly flat in 2008.

Restructuring Charge.  In 2007 we restructured our Penang, Malaysia manufacturing operation. The restructuring plan included the reduction of our lease facility from 54,000 square feet to 10,000 square feet, a workforce reduction of approximately 28 positions in our Malaysian manufacturing operation, and outsourcing manufacturing of certain fabricated parts.  We recorded a restructuring charge in the second quarter of 2007 of $137,000 or 0.9% of net sales primarily for cash expenditures for termination benefits and related costs. There were no restructuring charges in 2006.

Other Income (Expense).  Interest income for the year ended December 31, 2007 was $10,000 compared to $11,000 in the prior year.  This decrease resulted from lower balances in investment in interest-bearing cash and cash equivalents.  Interest expense in 2007 was $1.1 million or 7.8% of net sales, compared to $1.2 million or 9.8% of net sales in 2006.

Interest expense — amortization of warrant discounts and debt issue costs for 2007 was $1.1 million compared to $808,000 in 2006.  Included in 2007 is $920,000 of non-cash expenses related to the amortization of warrant discounts and $135,000 for the amortization of debt issue costs.  Included in 2006 is $435,000 of non-cash expenses related to the amortization of warrant discounts, $373,000 for the amortization of debt issue costs.  Interest expense — debt conversion expense in 2006 was $1.4 million related to conversion from debt to equity of $2.1 million in subordinated notes payable.  Other income and (expense) was $56,000 in 2007, compared to ($42,000) in 2006.

 Income Tax Provision.  During 2007 and 2006, we incurred minimal tax liabilities.  We have recorded valuation allowances against all benefits associated with net operating loss carry forwards due to uncertainty regarding their ultimate utilization.

Net Loss.  Net loss for the year ended December 31, 2007 was $1.6 million, or $0.04 per basic and diluted share, as compared to net loss of $3.7 million, or $ 0.12 per basic and diluted share for the prior year.

Year Ended December 31, 2006 versus Year Ended December 31, 2005

Net Sales.  Net sales for the year ended December 31, 2006 increased $5.1 million or 72.8% to $12.2 million, compared to net sales of $7.1 million for 2005.  This increase is a result of an upturn in the capital equipment market.  Sales increases were experienced across all of our product lines.  Sales of our Tapestry and Smart Solutions strip-based products increased $5.2 million or 161% over 2005, while sales of singulated device handler products also increased $0.1 million or 6% from 2005.  Sales of our Tapestry and Smart Solutions strip-based product made up 70.0% of our net sales for the year ended December 31, 2006 compared to 46.0% in 2005.

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

Gross Profit.  Gross profit increased $3.3 million to $5.9 million or 48.1% of net sales in 2006 from $2.5 million or 35.8% of net sales, for 2005.  The increase in gross margin is directly related to the increase in sales volume resulting in fixed costs being spread over higher sales volumes, partially offset by recording of $171,000 of additional inventory reserve and $250,000 of scrap inventory costs.  For the year ended December 31, 2005, we recorded an additional inventory reserve of $525,000.

Selling, General and Administrative Expense.  Selling, general and administrative expense in 2006 was $4.1 million, or 33.5% of net sales compared to $4.2 million, or 59.6% of net sales in the prior year.  The expenses for 2006 remained flat compared to the prior year due to the results of restructuring efforts that have been completed during 2003, 2004, and 2005.  Although the expenses remain the same, the percentage to net sales is lower in 2005 due to expenses being spread over higher net sales.

Research and Development Expense.  Research and development expense was $2.0 million in 2006 and 2005.  As a percentage of sales, research and development expense in 2006 was 16.7% of net sales compared to 28.0% of net sales in 2005.  The decrease in percent of sales over 2005 is directly related to the spread of expenses over a higher net sales amount.

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

Other Income (Expense).  Interest income for the year ended December 31, 2006 was $11,000 compared to $13,000 for 2005.  This decrease resulted from lower balances in investment in interest-bearing cash and cash equivalents.  Interest expense was $1.2 million or 9.8% of net sales in 2006, compared to $827,000 or 11.7% of net sales in 2005.

Interest expense — amortization of warrant discounts and debt issue costs for 2006 was $808,000 compared to $420,000 in 2005.  Included in 2006 is $435,000 of non-cash expenses related to the amortization of warrant discounts, $373,000 for the amortization of debt issue costs.  Included in 2005 is $222,000 of non-cash expenses related to the amortization of warrant discounts, $198,000 for the amortization of debt issue costs.   Interest expense — debt conversion expense in 2006 was $1.4 million related to conversion from debt to equity of $2.1 million in subordinated notes payable.  Other income and (expense) was ($42,000) in 2006, compared to ($101,000) in 2005.

Income Tax Provision.  During both 2006 and 2005, we incurred minimal tax liabilities.  We have recorded valuation allowances against all benefits associated with net operating loss carry forwards due to uncertainty regarding their ultimate utilization.

Net Loss.  Net loss for the year ended December 31, 2006 was $3.7 million, or $0.12 per basic and diluted share, as compared to net loss of $5.1 million, or $ 0.20 per basic and diluted share for 2005.

Liquidity and Capital Resources

The net loss and increases in accounts receivable and decreases in other accrued liabilities were the primary uses of cash in 2007, offset by increases in accounts payable with slight decreases in inventory and other assets.  The net loss and increases in accounts receivable, partially offset by other accrued liabilities, were the primary uses of cash in 2006.  The net loss and decreases in accounts payable were the primary uses of cash in 2005.  Cash used in operations was $175,000, $3.2 million and $3.2 million in 2007, 2006 and 2005, respectively.

We record provisions for doubtful accounts based on specific identification of our accounts receivable.  As a result of this examination, no provisions were recorded for the year ended December 31, 2007; however, we wrote off approximately $5,000 for the year ended December 31, 2007 and $22,000 for the year ended December 31, 2006, which we deemed uncollectible.  We recorded no provisions for doubtful accounts for the years ended December 31, 2006 and December 31, 2005, respectively.

Capital expenditures totaled $105,000, $36,000 and $35,000 for the years ended December 31, 2007, 2006 and 2005, respectively.  Capital purchases for all periods have been primarily for production and computer equipment and for leasehold improvements.   As of December 31, 2007, we had approximately $275,000 in committed purchase orders outstanding with our vendors and budgeted capital expenditures for 2008 is approximately $50,000.

On March 9, 2004, we completed a $5.0 million secured financing transaction with an institutional lender, Laurus Master Fund Ltd.  Under the terms of the three-year agreement, we put in place a $3.0 million secured working capital line of credit and a $2.0 long-term convertible note.  In connection with the execution of this credit facility, we issued to the lender a seven-year warrant to purchase 400,000 shares of our common stock at exercise prices ranging from $2.30 to $2.88.  Our existing secured lending relationship was terminated as a result of this transaction.  This credit facility is secured by all the assets of the Company.

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

On August 28, 2006, the Company sent the holders of the Company’s 10% Senior Subordinated Convertible Notes an Offer to Reduce Note Conversion Price, in which the Company offered to reduce the conversion price of the Notes to $0.29 per share if the holders agreed to convert their Notes by August 31, 2006. Effective August 31, 2006, holders of $2.1 million in principal amount of the Notes (62%) accepted the offer and agreed to convert their Notes, and the Company issued 7,795,223 shares of common stock to those holders.  As of December 24, 2006, an additional $65,000 in principal amount of the Notes was satisfied by cash payments by the Company at a discount.  There is currently $1.2 million in principal amount of the Notes outstanding, represented by one Note now held by Laurus.  The Note has a conversion price of $.50 per share, and is due and payable in full on September 30, 2009.

On March 29, 2007, we restructured the financing with Laurus, and increased the total secured indebtedness to $10.25 million.  The restructured financing includes a $5.25 million term note.  Interest is payable monthly on the term note at the prime rate plus 2.5%.  The note is non-convertible and payable in full on September 30, 2009.  In addition to the $5.25 million note, there is a $4.0 million working capital line of credit, which is payable in full on September 30, 2009.  Interest is payable monthly on the line at the prime rate plus 2.5%.  As of  March 28, 2008, there was an $800,000 over-advance in excess of the borrowing base on the working capital line of credit.  Principal on the over-advance is repayable in $100,000 monthly payments beginning on May 1, 2008.  The restructured financing also includes an additional $1.0 million term note.  The proceeds from the $1 million term note, net of fees and expenses from the 2007 refinancing, are required to be held in a restricted account at a bank, and will only be released by the bank to the Company, upon approval of Laurus in its discretion, for the manufacture of demo equipment.  As of December 31, 2007 the outstanding balance on this note was $657,000.  Interest is payable monthly at the prime rate plus 2.0% and the principal is payable in full on September 30, 2009.  As part of the 2007 restructuring, the Company issued Laurus a 10-year option to purchase 5,000,000 shares at an exercise price of $0.01 per share.

In 2007 Laurus required that the Company grant Roger Gower, the Company’s CEO, an option for 1,000,000 shares, as incentive for him to remain with the Company.  On March 20, 2007, the Compensation Committee of the Company approved the grant to Mr. Gower of a non-qualified stock option to purchase 1,000,000 shares of common stock at a price of $0.26 per share, the closing sale price on the day of grant.  The option becomes fully vested on March 20, 2008 and has a term of 10 years.

On December 6, 2007, the Company entered into an agreement with Laurus to extend the maturity dates for all of the notes issued by the Company to Laurus, from dates starting in February 2008 to September 30, 2009.  These notes had an aggregate principal amount of $11,124,000 as of December 31, 2007.  The agreement also extends to January 1, 2009 the commencement date for principal payments under the $5,250,000 term-note, and reduces the monthly principal payments prior to the maturity date from $87,500 per month to $44,000 per month.  In consideration for the extension by Laurus of the note maturity dates, the Company granted Laurus a ten-year warrant to purchase 3,500,000 shares of common stock with an exercise price of $.01 per share.  Laurus has agreed in the transaction documents that it will not sell any shares acquired by it under the 3,500,000 share warrant, or under the 5,000,000 share warrant granted to it as part of the March 2007 refinancing, prior to January 1, 2009.  Laurus has also agreed that sales by it of Company common stock underlying the 2007 warrants on any trading day after January 1, 2009 will not exceed 20% of the aggregate number of shares of Company common stock sold on that day.The table below details the warrants and options issued to Laurus in connection with prior financings:

	Grant Date
	December 2007	March 2007	February 2006	April 2005	January 2005	March 2004
Number of shares	3,500,000	5,000,000	2,500,000	2,556,651	150,000	400,000
Exercise Price	$0.01	$0.01	$0.01	$0.01	$0.67	$2.30 - $2.88
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expected volatility	98.61%	88.63%	122.09%	95.33%	93.13%	98.51%
Risk-free interest rate	3.53%	4.54%	4.62%	3.90%	3.71%	2.98%
Expected life of warrants	10.0 years	10.0 years	10.0 years	7.0 years	3.5 years	3.0 years
Discount on long-term debt	$620,000	$1,131,000	$821,000	$473,000	$51,000	$391,000
Unexercised warrants as of December 31, 2007	3,500,000	5,000,000	1,860,000	785,084	150,000	400,000

Our contractual obligations are as follows (in thousands):

	2008	2009	2010	2011	2012	Thereafter
Future rental payments under noncancelable leases	$265	$211	$180	$182	$61	—

Payments due under long term debt agreements	—	$11,124	—	—	—	—

For the year ended December 31, 2007, no shares of common stock were issued through employee stock options and our stock purchase plan.  Warrants for 1.2 million shares were exercised in 2007.  For the year ended December 31, 2006, 150,000 shares of common stock were issued through the exercise of employee stock options and our stock purchase plan.  Additionally warrants for 1.2 million of shares were exercised in 2006.  For the year ended December 31, 2005, no shares of common stock were issued through the exercise of employee stock options and our stock purchase plan.

All remaining principal and interest due from the Company to Laurus on the existing financing agreements becomes due and payable in full on September 30, 2009.  In the event that we are unable to repay or refinance our debt in 2009, or if we are unable to extend the repayment of the $800,000 over-advance in 2008, Laurus could potentially take a number of actions as secured creditor which would have a material negative impact on the Company and its shareholders, including foreclosure, a forced sale of all or part of the Company, and/or liquidation. Further, if future financing requirements are satisfied through the issuance of equity or debt instruments, shareholders may experience additional dilution in terms of their percentage of ownership of our securities.

Federal Tax Matters

We paid only nominal federal and state income taxes in the years ended December 31, 2007, 2006 and 2005.  At December 31, 2007, we had federal net operating loss carryforwards for tax reporting purposes of approximately $102.8 million.

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

Impact of New Accounting Standards

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, or FIN 48.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This pronouncement also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  We adopted the provisions of FIN 48 on January 1, 2007, the first day of our 2007 fiscal year.  The adoption of this pronouncement does not have a material impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which is effective for interim and annual reporting periods beginning after November 15, 2007.  This statement provides a definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements for future transactions.  This statement is effective for us on January 1, 2008, the first day of our 2008 fiscal year.  The Company has not yet assessed the impact of this Statement on the Company’s financial statements.

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

ITEM 8.  Consolidated Financial Statements and Supplementary Data

See Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2007.  The financial information by quarter is included in Note 10 of this Annual Report on Form 10-K.

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

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2007, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer (principal financial officer) concluded that the Company’s disclosure controls and procedures as of December 31, 2007 were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding disclosures.

We will consider further actions and continue to evaluate the effectiveness of our disclosure controls and internal controls and procedures on an ongoing basis, taking corrective action as appropriate.  Management does not expect that disclosure controls and procedures or internal controls can prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable and not absolute assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  While management believes that its disclosure controls and procedures provide reasonable assurance that fraud can be detected and prevented, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

(b)         Management’s annual report on internal controls over financial reporting.

Our management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.  Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007.  In conducting its evaluation, our management used the criteria set forth by the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, management believes our internal control over financial reporting was effective as of December 31, 2007.

The certification of the Company’s Principal Executive Officer and Principal Financial Officer attached as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K include, in paragraph 4 of such certifications, information concerning the Company’s disclosure controls and procedures and internal controls over financial reporting.  Such certifications should be read in conjunction with the information contained in the Item 9A for a more complete understanding of the matters covered by such certifications.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c)          Changes in internal controls over financial reporting.

No changes in the Company’s internal control over financial reporting have occurred during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  Other Information

This item is not applicable.

PART III

ITEM 10.  Directors, Executive Officers, and Corporate Governance

The information required by this item is incorporated by reference from the Proxy Statement to be filed no later than 120 days following our December 31, 2007 year-end.

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

ITEM 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)1. Consolidated Financial Statements
Index to Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2007, and December 31, 2006
Consolidated Statements of Operations for the Years Ended December 31, 2007, December 31, 2006, and December 31, 2005
Consolidated Statements of Changes in Stockholders’ Deficit for the Years Ended December 31, 2007, December 31, 2006, and December 31, 2005
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, December 31, 2006, and December 31, 2005
Notes to Consolidated Financial Statements
Signatures and Certificates

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

10II	Common Stock Purchase Warrant with Laurus Master Fund, Ltd. dated January 28, 2005. (17)
10JJ	Second Agreement for Payment of Interest with Stock, effective January 31, 2005 (18).
10KK	Security and Purchase Agreement with Laurus Master Fund, Ltd. effective February 17, 2006 (19).
10LL	Secured Non-Convertible Revolving Note with Laurus Master Fund, Ltd. effective February 17, 2006 (19).
10MM	Secured Non-Convertible Term Note with Laurus Master Fund, Ltd. effective February 17, 2006 (19).
10NN	Offer to Reduce Note Conversion Price to 10% Senior Subordinate Convertible Notes dated August 28, 2006 (20).
10OO	Consulting agreement made between Micro Component Technology, Inc. and a member of the Board of Directors, Pat Verderico dated October 18, 2006 (21).
10PP	Employee Stock Option Agreement dated March 20, 2007(22).
10QQ	Securities Purchase Agreement with Laurus Master Fund, Ltd. effective March 29, 2007 (23).
10RR	Amendment to the Secured Non-Convertible Revolving Note with Laurus Master Fund, Ltd. effective March 29, 2007 (23).
10SS	Secured Term Note with Laurus Master Fund, Ltd. effective March 29, 2007 (23).
10TT	Common Stock Purchase Warrant with Laurus Master Fund, Ltd. effective March 29, 2007 (23).
10UU	Restricted Account Agreement with Laurus Master Fund, Ltd. dated March 29, 2007 (23).
10VV	Restricted Account Side Letter with Laurus Master Fund, Ltd. dated March 29, 2007 (23).
10WW	Common Stock Purchase Warrant with Laurus Master Fund, Ltd. effective December 6, 2007 (24).
10XX	Common Stock Purchase Warrant with Valens Offshore SPV I, Ltd. effective December 6, 2007 (24).
10YY	Common Stock Purchase Warrant with Valens U.S. SPV I, Ltd. effective December 6, 2007 (24).
10ZZ	Common Stock Purchase Warrant with Psource Structured Debt Limited effective December 6, 2007 (24).
10AB	Omnibus Amendment with Laurus Master Fund, Ltd., Valens Offshore SPV I, Ltd., Valens U.S. SPV I, LLC and Psource Structured Debt Limited effective December 6, 2007 (24).
10AC	Waiver of Registration Rights effective March 25, 2008 (25)
10AD	Amended and Restated Overadvance Waiver effective March 25, 2008 (25)
21.	Revised Listing of Subsidiaries of Micro Component Technology, Inc. (11).
23.1	Consent of Olsen Thielen & Co. Ltd. (filed herewith).
23.2	Consent of Virchow, Krause & Company, LLP (filed herewith).
31.1	Certification of Chief Executive Officer (filed herewith).
31.2	Certification of Chief Financial Officer (filed herewith).
32.0	Section 1350 Certification (filed herewith).

(1)	Incorporated by reference to the exhibits to the registration statement on Form S-1 filed by MCT on August 24, 1993, as amended, SEC File Number 33-67846.

(2)	Incorporated by reference to the report on Form 10-Q filed by MCT for the quarter ended March 25, 1995, SEC File No. 0-22384.

(3)	Incorporated by reference to the report on Form 10-Q filed by MCT for the quarter ended September 30, 1995, SEC File No. 0-22384.

(4)	Incorporated by reference to the exhibits to the Post-Effective Amendment to Registration Statement on Form S-8 filed by MCT on July 15, 1996, as amended, SEC File No. 33-85766.

(5)	Incorporated by reference to the exhibits to the report on Form 10-K filed by MCT for the fiscal year ended June 29, 1996, SEC File No. 0-22384.

(6)	Incorporated by reference to the report on Form 10-Q filed by MCT for the quarter ended September 28, 1996, SEC File No. 0-22384.

(7)	Incorporated by reference to the exhibits to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed by MCT on November 18, 1996, SEC File No. 33-98940.

(8)	Incorporated by reference to the Registration Statement on Form S-1, as amended, filed by Aseco Corporation on January 29, 1993, SEC File No. 33-57644.

(9)	Incorporated by reference to the exhibits to the Registration Statement on Form S-8 filed by MCT on January 31, 2000, SEC File No. 333-95765.

(10)	Incorporated by reference to the definitive proxy materials for the 2001 Annual Stockholders Meeting, filed April 30, 2001.

(11)	Incorporated by reference to the report on Form 10-K filed by MCT for the period ended December 31, 2001, SEC File No. 0-22384.

(12)	Incorporated by reference to the report on Form 10-Q filed by MCT for the quarterly period ended June 28, 2003, SEC File No. 0-22384.

(13)	Incorporated by reference to the report on Form 10-Q filed by MCT for the quarterly period ended September 27, 2003, SEC File No. 0-22384.

(14)	Incorporated by reference to the report on Form 10-K filed by MCT for the period ended December 31, 2002, SEC File No. 0-22384.

(15)	Incorporated by reference to the report on Form 10-K filed by MCT for the period ended December 31, 2003, SEC File No. 0-22384.

(16)	Incorporated by reference to the exhibits to the Registration Statement on Form S-8 filed by MCT on July 16, 2004, SEC File No. 333-117407.

(17)	Incorporated by reference to the report on Form 8-K filed by MCT on February 3, 2005.

(18)	Incorporated by reference to the report on Form 8-K filed by MCT on February 24, 2005.

(19)	Incorporated by reference to the report on Form 8-K filed by MCT on February 25, 2006.

(20)	Incorporated by reference to the report on Form 8-K filed by MCT on September 7, 2006.

(21)	Incorporated by reference to the report on Form 8-K filed by MCT on October 18, 2006.

(22)	Incorporated by reference to the report on Form 8-K filed by MCT on March 23, 2007.

(23)	Incorporated by reference to the report on Form 8-K filed by MCT on April 2, 2007.

(24)	Incorporated by reference to the report on Form 8-K filed by MCT on December 12, 2007.

(25)	Incorporated by reference to the report on Form 8-K filed by MCT on March 27, 2008.

MICRO COMPONENT TECHNOLOGY, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee, Stockholders and Board of Directors of

Micro Component Technology, Inc. and Subsidiaries

St. Paul, MN

We have audited the accompanying consolidated balance sheets of Micro Component Technology, Inc. and Subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effective of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Micro Component Technology, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

March 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors

Micro Component Technology, Inc. and Subsidiaries

St. Paul, MN

We have audited the accompanying consolidated statements of operations, shareholders’ deficit and cash flows of Micro Component Technology, Inc. and Subsidiaries for the year ended December 31, 2005.  These consolidated financial statements are the responsibility of the company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Micro Component Technology, Inc. and Subsidiaries for the year ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the company has suffered recurring losses from operations and has a stockholders’ deficit.  These factors raise substantial doubt about its ability to continue as a going concern.  Managements plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota

February 3, 2006

(except for Note 5, as to which the date is February 17, 2006)

MICRO COMPONENT TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$373	$200
Accounts receivable, less allowance for doubtful accounts of $121 and $126, respectively	3,044	2,816
Inventories	1,671	2,016
Other	108	169
Total current assets	5,196	5.201

Property, plant and equipment, net	114	91
Debt issuance costs, net of accumulated amortization of $1,518 and $1,383, respectively	167	246
Other assets	32	18
Total assets	$5,509	$5,556

Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of long-term debt	$—	$228
Bank line of credit	—	3,906
Accounts payable	698	440
Accrued compensation	481	413
Accrued interest	158	144
Accrued warranty	114	101
Customer prepayments and unearned service revenue	229	382
Other accrued liabilities	158	251
Total current liabilities	1,838	5,865

Long-term debt, net of discounts of $1,804 and $974, respectively	9,320	5,506

Total liabilities	11,158	11,371

Commitments and contingencies (Note 7)

Stockholders’ deficit:
Preferred stock, $.01 par value, 1,000,000 authorized, none issued and outstanding
Common stock, $.01 par value, 100,000,000 authorized 37,876,889 and 36,665,322 issued, respectively	379	367
Additional paid-in capital	104,207	102,459
Accumulated deficit	(110,235)	(108,641)
Total stockholders’ deficit	(5,649)	(5,815)
Total liabilities and stockholders’ deficit	$5,509	$5,556

See Notes to Consolidated Financial Statements.

MICRO COMPONENT TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
Net sales	$14,614	$12,214	$7,069
Cost of sales:
Product	7,461	6,162	4,012
Inventory reserve adjustments	285	171	525
Total cost of sales	7,746	6,333	4,537
Gross profit	6,868	5,881	2,532
Operating expenses:
Selling, general, and administrative	4,311	4,095	4,213
Research and development	1,884	2,041	1,980
Restructuring charge	137	—	107
Total operating expenses	6,332	6,136	6,300

Income (loss) from operations	536	(255)	(3,768)

Other income (expense):
Interest income	10	11	13
Interest expense	(1,141)	(1,196)	(827)
Interest expense — amortization of warrant discounts and debt issue costs	(1,055)	(808)	(420)
Interest expense — debt conversion expense	—	(1,363)	—
Other income (expense)	56	(42)	(101)

Loss before income taxes	(1,594)	(3,653)	(5,103)
Income tax provision	—	—	—

Net loss	$(1,594)	$(3,653)	$(5,103)

Net loss per common share:
Basic and diluted	$(0.04)	$(0.12)	$(0.20)

Weighted average common and common equivalent shares outstanding:
Basic	37,130	30,642	25,894
Diluted	37,130	30,642	25,894

See Notes to Consolidated Financial Statements.

MICRO COMPONENT TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(in thousands, except share data)

	Common Stock					Cumulative
						Other
			Additional	Compre-		Compre-
		Par	Paid-in	hensive	Accumulated	hensive
	Shares	Value	Capital	Loss	Deficit	Loss
Balance at December 31, 2004	25,566,511	$256	$97,022	$—	$(99,885)	$(69)
Net loss				$(5,103)	(5,103)
Cumulative translation adjustments	—	—	—	69		69
Shares issued in lieu of interest	648,874	6	124
Discounts on long-term debt	—	—	524
Comprehensive loss				$(5,034)

Balance at December 31, 2005	26,215,385	$262	$97,670	—	$(104,988)	$—
Net loss				$(3,653)	(3,653)
Shares issued in lieu of interest	1,304,714	13	303
Discounts on long-term debt	—	—	821
Shares issued on conversion of 10% senior subordinated convertible debt, net	7,795,223	78	3,613
FAS 123R Compensation expense	—	—	4
Shares issued on exercise of options / warrants, net	1,350,000	14	48
Comprehensive loss				$(3,653)

Balance at December 31, 2006	36,665,322	$367	$102,459		$(108,641)
Net loss				$(1,594)	(1,594)
Discounts on long-term debt	—	—	1,751
FAS 123R Compensation expense	—	—	10
Shares issued on exercise of options / warrants, net	1,211,567	12	—
Stock registration fees	—	—	(13)
Comprehensive loss				$(1,594)

Balance at December 31, 2007	37,876,889	$379	$104,207		$(110,235)	$—

See Notes to Consolidated Financial Statements.

MICRO COMPONENT TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(1,594)	$(3,653)	$(5,103)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	82	91	191
Amortization	1,056	813	420
Share-based compensation expense	10	4	—
Inventory reserve adjustments	285	171	525
Loss on disposal of property and equipment	—	1	—
Changes in operating assets and liabilities:
Accounts receivable	(228)	(1,155)	374
Inventories	60	7	275
Other assets	47	3	33
Accounts payable	258	15	(99)
Other accrued liabilities	(151)	507	138
Net cash used in operating activities	(175)	(3,196)	(3,246)

Cash flows from investing activities:
Additions to property, plant and equipment	(105)	(36)	(33)
Proceeds from disposition of property	—	—	28
Net cash used in investing activities	(105)	(36)	(5)

Cash flows from financing activities:
Proceeds on long-term debt, net of debt issue costs	602	4,903	2,397
Payments on long-term debt, net of stock issued	(228)	(4,198)	(315)
Proceeds on line of credit	80	1,234	1,011
Proceeds from issuance of stock	12	66	—
Stock registration fees	(13)	(9)	—
Debt conversion expense	—	1,359	—
Net cash provided by financing activities	453	3,355	3,093

Effects of exchange rate changes	—	—	69

Net increase (decrease) in cash and cash equivalents	173	123	(89)

Cash and cash equivalents at beginning of period	200	77	166

Cash and cash equivalents at end of period	$373	$200	$77

Supplemental disclosure:
Non-cash investing and financing activities:
Stock issued in lieu of interest	$—	$316	$130
Discount on issuance of long-term debt	1,751	821	524
Stock issued in conversion of 10% senior subordinated debt	—	2,335	—
Conversion of accounts payable into long term debt	—	—	450
Debt Issue Costs	56	347	104

Cash paid for interest	$1,128	$968	$503

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

As of December 31, 2007, we had cash and cash equivalents of $373,000, working capital of $3.4 million, assets totaling $5.5 million, liabilities totaling $11.1 million and an accumulated deficit of $110.2 million.  We expect to continue to expend cash and incur operating losses at the current net sales levels, but to a lesser extent than the twelve months ended December 31, 2007 as certain operating expenses are expected to decline from 2007 levels. Our ability to generate cash and operating income is dependent on increasing our customer base to expand the penetration of our product technology and the realization of our lower operating expense targets.

Beginning May 1, 2008, principal on the $800,000 over-advance in excess of the borrowing base on the working capital line of credit is repayable in $100,000 monthly payments.  If we are able to extend the monthly $100,000 over-advance payments starting May 1, 2008, the Company believes that the combination of the extension, reduced spending and increasing our customer base to further enable the penetration of our product technology will provide the cash necessary to meet our operating, working capital and capital resource obligations through 2008.

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

Financial Instruments

The carrying amounts for all financial instruments approximates fair value.  The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates fair value because of the short maturity of these instruments.  The fair value of note payable and long-term debt approximates the carrying amounts based upon the Company’s expected borrowing rate for debt with similar remaining maturities and comparable risk.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with original maturities of 90 days or less to be cash equivalents.  We place our temporary cash investments with high credit quality financial institutions.  At times such investments may be in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit.

Accounts Receivable

We review customers’ credit history before extending unsecured credit and establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers and other information. Invoice terms can vary from net 30 days, to percentage amounts of the total customer purchase order tied to acceptance criteria.  The Company does not accrue interest on past due accounts receivable.  The Company writes off receivables when they are deemed uncollectible after all collection attempts have failed.  Accounts receivable are shown net of an allowance for doubtful accounts of $121,000 and $126,000 at December 31, 2007 and 2006, respectively.

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

Leasehold improvements	3 to 10 years
Machinery and equipment	2 to 7 years
Furniture and fixtures	3 to 5 years

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

Stock-Based Compensation

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R “Share-Based Payment”, on January 1, 2006.  This statement requires us to recognize the cost of employee and director services received in exchange for the stock options it has awarded.  Under SFAS 123R, we are required to recognize compensation expense over an award’s vesting period based on the award’s fair value at the date of grant.  We have elected to adopt SFAS 123R on a modified prospective basis; accordingly the financial statements for periods prior to January 1, 2006 do not include stock-based compensation costs calculated under the fair value method.  As a result of the adoption of SFAS 123R, we incurred a compensation expense of $10,000 and $4,000 for years ended December 31, 2007 and 2006.  Total deferred compensation expense not yet recognized is $298,000 to be recognized $202,000, $34,000, $31,000 and $31,000 for the years 2008, 2009, 2010 and 2011 repectively.

If compensation cost for our stock option and employee stock purchase plans had been accounted for in accordance with SFAS 123R, our net loss and net loss per share would have been as follows for the year ended December 31, 2005:

Net loss, in thousands:
As reported	$(5,103)
Fair value compensation expense	(184)
Pro forma	$(5,287)
Net loss per share — basic:
As reported	$(0.20)
Fair value compensation expense	(0.01)
Pro forma	$(0.21)
Net loss per share — diluted:
As reported	$(0.20)
Fair value compensation expense	(0.01)
Pro forma	$(0.21)
Stock Based Compensation:
As reported	$—
Fair value compensation expense	(184)
Pro forma	$(184)

The fair value of options granted under the stock option and employee stock purchase plans for the years ended December 31, 2007, 2006, and 2005 was estimated on the date of grant using the Black-Scholes Merton option pricing model with the following weighted average assumptions and results:

	Years Ended
	Dec. 31,	Dec. 31,	Dec. 31,
	2007	2006	2005

Dividend yield	0.00%	0.00%	0.00%
Expected volatility	91.28%	91.89%	94.31%
Risk-free interest rate	4.33%	4.99%	3.89%
Expected life of options	3.5 years	3.5 years	3.5 years
Fair value per share of options granted	$0.16	$0.32	$0.21

Foreign Currency Translation

Assets and liabilities of the foreign subsidiary are translated to U.S. dollars at year-end rates, and the statements of operations are translated at average exchange rates during the year.  Translation adjustments arising from the translation of the foreign affiliates’ net assets into U.S. dollars were recorded in cumulative other comprehensive income until 1999.  During 1999, the foreign subsidiary’s functional currency changed to the U.S. dollar due principally to a significant shift in the amount of activity denominated in U.S. dollars versus the local currency.  All translation adjustments are now recorded in the consolidated statements of operations.  For the years ended December 31, 2007 and 2006 there are no cumulative translation adjustments.  For the year ended December 31, 2005, we wrote-off cumulative translation adjustments of $69,000.

Shipping and Handling

Shipping and handling charges billed to customers are recorded as revenue.  Shipping and handling costs are recorded within cost of sales on the income statement.

Presentation of Taxes Collected from Customers

Sales taxes are imposed on most of the Company’s sales to nonexempt customers.  The Company collects the taxes from customers and remits the entire amounts to governmental authorities.  The Company’s accounting policy is to exclude the taxes collected and remitted from revenues and expenses.

New Accounting Standards

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, or FIN 48.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This pronouncement also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006; therefore, the Company has adopted the new requirements for fiscal 2007.  The adoption of this pronouncement does not have a material impact on our financial position or results of operations.

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

	Years Ended
	December 31,	December 31,	December 31,
	2007 (1)	2006 (1)	2005 (1)
Weighted average common shares outstanding	37,130	30,642	25,894
Effect of dilutive stock options and warrants	—	—	—
Effect of convertible debt	—	—	—
	37,130	30,642	25,894

(1)          We reported a loss for the period.  No adjustment was made for the effect of stock options, warrants or convertible debt as the effect was anti-dilutive.  Stock options and warrants outstanding totaled 14,988,831 shares at December 31, 2007, 5,915,398 shares at December 31, 2006 and 5,013,398 shares at December 31, 2005.

NOTE 3 - RESTRUCTURING CHARGES

The restructuring charges described below were incurred and paid within the years as set forth below.

2007 Restructuring Charges

During the second quarter of 2007, we restructured our Penang, Malaysia manufacturing operation. The restructuring plan included the reduction of our lease facility from 54,000 square feet to 10,000 square feet, a workforce reduction of approximately 28 positions in our Malaysian manufacturing operation, and outsourcing manufacturing of certain fabricated parts.  We recorded a restructuring charge in the second quarter of 2007 of $137,000 or 0.9% of net sales, primarily for cash expenditures for termination benefits and related costs.

2005 Restructuring Charges

 During the second quarter of 2005, in response to the continuing downturn in the semiconductor capital equipment market, we reduced our workforce across all functional areas by approximately 7% resulting in a restructuring charge of $67,000.  This charge reflected severance and other benefit costs associated with this reduction.  This workforce reduction affected a total of seven employees across all functional areas.

During the third quarter of 2005, in connection with our restructuring activities, we reduced our workforce within manufacturing and sales by approximately 2% resulting in a restructuring charge of $40,000.  This charge reflected severance and other benefit costs associated with this reduction.  This workforce reduction affected a total of two employees.

NOTE 4 - BALANCE SHEET INFORMATION

The allowance for doubtful accounts receivable was as follows (in thousands):

	December 31,	December 31,
	2007	2006
Beginning balance	$126	$148
Provisions	—	—
Write offs	(5)	(22)
Ending balance	$121	$126

Provisions are charged to selling, general and administrative expense.

Major components of inventories were as follows (in thousands):

	December 31,	December 31,
	2007	2006
Raw materials	$1,149	$1,314
Work-in-process	280	377
Finished goods	242	325
	$1,671	$2,016

In accordance with accounting principles generally accepted in the United States of America, we value our inventories at the lower of cost or market.

The following table provides the inventory reserves for the years ended December 31, 2007 and 2006.

	2007	2006
Inventory reserve balance — beginning	$5,613	$7,401
Release of inventory reserve on sale of goods	(286)	—
Release of inventory reserve on scrap of goods	(1,284)	(1,959)
Additional inventory reserve	285	171
Inventory reserve balance — ending	$4,328	$5,613

We provide a standard thirteen month warranty program for our equipment products. We record provisions for warranty claims for these products based upon historical claim performance.  The following table provides the expense recorded and charges against our reserves for the years ended December 31, 2007 and 2006.

	2007	2006
Accrued warranty balance — beginning	$101	$153
Provision	101	32
Warranty claims	(88)	(84)
Accrued warranty balance — ending	$114	$101

Property, plant and equipment were as follows (in thousands):

	December 31,	December 31,
	2007	2006
Leasehold improvements	$168	$193
Machinery and equipment	1,986	2,049
Furniture and fixtures	219	208
	2,373	2,450
Less accumulated depreciation	(2,259)	(2,359)
	$114	$91

NOTE 5 - LONG-TERM DEBT

Long-term debt and financing obligations were as follows (in thousands):

	December 31,	December 31,
	2007	2006
Long-term Laurus notes, net of discounts of $1,804 and $974, respectively	$9,320	$5,506
Long-term California lease	—	228
Less: current portion	—	(228)
Total long-term debt	$9,320	$5,506

On March 9, 2004, we completed a $5.0 million financing transaction with an institutional lender, Laurus Master Fund, Ltd. (“Laurus”), secured by all of the assets of the Company.  The financing included a $3.0 million working capital line of credit and a $2.0 million long-term note.  The notes were partially convertible into shares of our common stock.  In connection with the transaction, we issued to Laurus a seven-year warrant to purchase 400,000 shares of common stock at exercise prices ranging from $2.30 to $2.88 per share.  The secured loan in existence at that time with a prior lender was terminated.  As a result of the 2004 financing, we recognized debt issue costs of $343,000 and amortized these costs over the term of the note.

On January 28, 2005, we completed an amendment to the financing agreement with Laurus to defer payments on the long-term convertible note.  As part of this amendment, the conversion prices on both notes were reduced.  We also issued Laurus at that time a seven-year warrant to purchase 150,000 shares of common stock at $.67 per share.

On April 29, 2005, we completed another financing transaction with Laurus in which we borrowed an additional $2.5 million, and which was convertible into shares of common stock.  We also issued Laurus at that time an option to purchase 2,556,651 shares of common stock at an exercise price of $.01 per share.  We received net proceeds of approximately $2.4 million at the closing.  As a result of the 2005 refinancing, we recognized debt issue costs of $104,000 and amortized these costs over the term of the note.

On February 17, 2006, we restructured the financing with Laurus, and increased the total maximum secured indebtedness with Laurus to $9.25 million.  The financing included increasing the working capital line of credit to $4.0 million.  Two Laurus notes, $1.67 million and $2.33 million, were replaced by one note of $5.25 million.  We recognized debt issue costs of $347,000 and are amortizing these costs over the term of the note.  $205,000 of remaining unamortized debt issue costs related to the two Laurus notes were expensed.  The Company also issued Laurus a 10-year option to purchase 2,500,000 shares at an exercise price of $.01 per share.  As a result of the new financing with Laurus, the conversion price for all of the Noteholders who accepted the prior restructuring agreements was reduced to $0.56 per share.

On March 29, 2007, we restructured the financing with Laurus, and increased the total secured indebtedness to $10.25 million.  The restructured financing includes a $5.25 million term note.  As a result of the 2007 financing, we recognized debt issue costs of $56,000 and are amortizing these costs over the term of the note.  Interest is payable monthly on the term note at the prime rate plus 2.5%.  The note is non-convertible and payable in full on September 30, 2009.  Beginning January 1, 2009, we are required to make monthly payments of $44,000 until September 30, 2009, at which time the entire remaining principal and accrued interest is due and payable in full.  In addition to the $5.25 million note, there is a $4.0 million working capital line of credit, which is payable in full on September 30, 2009.  Interest is payable monthly on the line at the prime rate plus

2.5%.  As of March 28, 2008, there as an $800,000 over-advance in excess of the borrowing base on the working capital line of credit.  Principal on the over-advance is repayable in $100,000 monthly payments beginning on May 1, 2008.

The restructured financing includes an additional $1.0 million term note.  The proceeds from the $1 million term note, net of fees and expenses from the 2007 refinancing, are required to be held in a restricted account at a bank, and will only be released by the bank to the Company, upon approval of Laurus in its discretion, for the manufacture of demo equipment.  Interest is payable monthly at the prime rate plus 2.0% and the principal is payable in full on September 30, 2009.  As of December 31, 2007 the outstanding balance on this note is $657,000.  As part of the 2007 restructuring, the Company also issued Laurus a 10-year option to purchase 5,000,000 shares at an exercise price of $0.01 per share.

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

On December 6, 2007, the Company entered into an agreement with to extend the maturity dates for all of the notes issued by the Company to Laurus from dates starting in February 2008 to September 30, 2009.  These notes had an aggregate principal amount of $11,124,000 as of  December 31, 2007.  The agreement also extends to January 1, 2009 the commencement date for principal payments under the $5,250,000 term-note, and reduces the monthly principal payments prior to the maturity date from $87,500 per month to $44,000 per month.  In consideration for the extension by Laurus of the note maturity dates, the Company granted Laurus a ten-year warrant to purchase 3,500,000 shares of common stock with an exercise price of $.01 per share.  Laurus has agreed in the transaction documents that it will not sell any shares acquired by it under the 3,500,000 share warrant, or under the 5,000,000 share warrant granted to it as part of the March 2007 refinancing, prior to January 1, 2009.  Laurus has also agreed that sales by it of Company common stock underlying the 2007 warrants on any trading day after January 1, 2009 will not exceed 20% of the aggregate number of shares of Company common stock sold on that day.  As a result of the December 2007 agreement to extend the maturity dates of the notes, all Laurus debt has been reclassified as a long-term liability.

In December 2001, we issued $10.0 million of 10% Senior Subordinated Convertible Notes originally due in 2006 to a group of accredited investors.  These Notes were initially convertible into our common stock at a conversion price equal to $2.60 per share.  The Notes are redeemable by us at any time after January 3, 2004 as long as the market price of our common stock equals or exceeds 150% of the conversion price.  Proceeds from the Notes, net of debt issuance costs, totaled $9.2 million.  Holders of the Notes have standard registration rights if they convert the Notes to common stock.  The Note Purchase Agreement between us and the holders of the Notes contains certain affirmative and negative covenants.  Among other things, these covenants prohibit us from paying dividends to our shareholders or incurring more than $5.0 million of indebtedness that is senior to, or ranks the same as the Notes.  The covenants also require us to comply with applicable laws and regulations, maintain a market for our common stock, and provide the Note holders with copies of our SEC reports and certain other information. There are no financial covenants related to these Notes.  On June 30, 2003, we completed the restructuring of $9.29 million, or 92.9%, of our 10% Senior Subordinated Convertible Notes, wherein the participating noteholders agreed to accept stock in lieu of cash for the next four semi-annual interest payment dates beginning June 30, 2003 through December 31, 2004, and the conversion price for the Notes was reduced to $1.00 per share.  On February 25, 2005, we completed a second amendment to the agreement with the holders of our 10% Senior Subordinated Convertible Notes, wherein holders of 80% of the remaining Notes, representing $2.9 million, agreed to continue to accept stock in payment of interest for the remaining four interest payments through December 24, 2006.  As part of this amendment, we agreed to reduce the Note conversion price to $0.85 per share, and use our best efforts to register the shares with the SEC.  On April 29, 2005, we completed another financing transaction with Laurus.  As a result of the new financing with Laurus, the conversion price for all of the Noteholders who accepted the prior restructuring agreements was at that time reduced to $0.61 per share.  On August 28, 2006, the Company sent the holders of the Company’s 10% Senior Subordinated Convertible Notes an Offer to Reduce Note Conversion Price, in which the Company offered to reduce the conversion price of the Notes to $0.29 per share if the holders agreed to convert their Notes by August 31, 2006. Effective August 31, 2006, holders of $2.1 million in principal amount of the Notes (62%) accepted the offer and agreed to convert their Notes, and the Company issued 7,795,223 shares of common stock to those holders.

As of December 24, 2006, an additional $65,000 in principal amount of the Notes was satisfied by cash payments by the Company at a discount.  There is currently $1.2 million in principal amount of the Notes outstanding, represented by one Note now held by Laurus.  The Note has a conversion price of $.50 per share, and is due and payable in full on September 30, 2009.

As mentioned, certain note holders agreed to accept MCT stock in payment of interest in 2006 and 2005.  The amount of stock issued was calculated using the using the average stock price for ten days prior to the interest payment date.  To account for these transactions, interest expense was recognized based on the note’s interest rate, offset by amounts in Common Stock and Additional Paid-in Capital for the issuance of stock.

	Interest expense	# of shares issued in payment of interest	Stock price average
2006	316,000	1,380,724	$0.23
2005	130,000	648,874	$0.20

On April 11, 2005, judgment was entered against the Company in Superior Court of California in the amount of $379,000 plus legal and court costs for a total amount of $547,000 in a lawsuit brought by a prior landlord.  The Company reached an agreement with the landlord that allowed the Company to pay the judgment over a 30-month period for a total amount of $443,000 plus interest at 10% per annum.  During 2007 this judgment was paid in full.

Payments due under debt obligations, including additional amounts borrowed subsequent to year-end are as follows: 2008 - $0, 2009 - $11,424,000; 2010 - $0; 2011 - $0; and 2012 - $0.

The Company incurred losses for the years ended December 31, 2007, 2006, and 2005, respectively, and recorded no provision for income taxes.

The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense recorded in the consolidated financial statements was as follows:

	Years Ended December 31,
	2007	2006	2005
Tax (benefit) at statutory rate	(35.0)%	(35.0)%	(35.0)%
Effect of graduated tax rates	1.0	1.0	1.0
State taxes	(3.0)	(3.0)	(3.0)
Adjustment for valuation allowance	37.0	37.0	37.0
	0.0%	0.0%	0.0%

NOTE 6 - INCOME TAXES

As of December 31, 2007, we had federal net operating loss (NOL) carryforwards totaling approximately $102.9 million and tax credit carryforwards of approximately $117,000 which can be used to reduce future taxable income.  Such tax loss and tax credit carryforwards begin to expire in 2012.  Changes in the ownership of the Company have placed limitations on the annual usage of these NOLs.  Future changes in ownership may place additional limitations on these losses.

The components of the deferred tax asset is as follows:

	December 31,	December 31,
	2007	2006
Net operating loss carryforwards	$35,381	$34,289
Inventories	1,779	2,318
Accrued expenses	137	208
Other	229	233
Valuation allowance	(37,526)	(37,048)
	$—	$—

The Company has recorded a full valuation allowance against the asset because, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

We lease certain facilities and equipment under various operating leases.  We occupy approximately 24,029 square feet of leased space in St. Paul, Minnesota, for our principal executive offices and research and product development activities.  This lease expires on April 30, 2012 with a one-time option to terminate the lease on April 30, 2010 with a termination fee of two months gross rent.  We occupy approximately 10,000 square feet of leased space in Penang, Malaysia, which is utilized as a manufacturing center. This lease expires in June 2009.  We also occupy approximately 1,300 square feet of leased space in the Philippines in support of our applications engineering and software development activities.  This lease expires Autgust 14, 2008.

Total rent expense charged to operations, primarily for facilities, was $431,000, $582,000 and $615,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

The future minimum rental payments at December 31, 2007, due under noncancelable operating leases, are as follows: 2008 - $265,000; 2009 - $211,000; 2010 - $180,000; 2011 - $182,000; 2012 - $61,000 and $0 thereafter.

We have an employment agreement with our Chief Executive Officer that may be terminated upon 60 days written notice by either party.  If we terminate the agreement, we shall continue to pay his salary in effect at date of termination for 12 months thereafter.  We also have agreements with three other executive officers that provide for severance pay and other remuneration if their employment is terminated or duties significantly diminished as a result of a change of control.

NOTE 8 - STOCK OPTION AND BONUS PLANS AND WARRANTS TO PURCHASE COMMON STOCK

The Board of Directors previously reserved a total of 2,600,000 shares of common stock under the 1993 Incentive Stock Options Plan for key employees.  This plan expired in April 2003 except for outstanding options. In June of 2004, the Board of Directors and shareholders approved the 2004 Incentive Stock Plan and the reservation of 880,000 shares.  In June of 2007, an amendment to the 2004 Incentive Stock Plan to increase the number of shares reserved for issuance under the Plan from 880,000 to 1,880,000 was approved  by the Board of Directors and shareholders.  Options under the two plans expire five to ten years from the date of grant and generally vest over a two-year or four-year period.  If an individual ceases employment, he/she has 90 days to exercise vested options.  Options granted in excess of the $100,000 annual IRS limitations become non-qualified. The Compensation Committee of the Board of Directors at their discretion can grant non-qualified options and restricted stock to eligible employees.  In 2004 the Board of Directors granted 155,000 non-qualified options, which are included in the stock option table below.

In fiscal 1996, our Board of Directors and our shareholders approved the Stock Option Plan for Outside Directors.  A total of 570,000 shares was reserved for issuance under the plan.  In June of 2007, the Board of Directors and shareholders approved an amendment to to increase the number of shares reserved for issuance under the Stock Option Plan for Outside Directors from 570,000 to 670,000.  Each person who becomes an outside director will automatically be granted an option to purchase 10,000 shares.  In addition, each outside director will also automatically be granted an option to purchase 10,000 shares immediately upon each reelection as a director, or on the anniversary of the prior year’s grant in any year in which there is no meeting of the stockholders at which directors are elected.  The period within which an option must be exercised will be the earlier of (1) ten years from the date of the grant, or (2) the date which is one year after the director ceases to be a director for any reason, provided that if a director voluntarily declines to stand for re-election after the age of 60, he shall not be required to exercise his options within one year after he ceases to be a director and shall continue to vest in his options after he ceases to be a director.  The exercise price for each option will be the fair market value of the stock on the date of grant, and each option will generally vest over a two-year period at 50 percent per year.

We have also reserved 140,000 shares of common stock for the grant of non-qualified stock options for outside directors, consultants, advisors and employees.

Shares subject to options under these plans were as follows:

			Weighted
			Average
			Exercise
		Exercise	Price Per
Options	Shares	Price Range	Share
Outstanding at December 31, 2004	2,723,546	$0.69 to $11.25	$2.12

Granted	890,000	$0.16 to $0.36	$1.23
Expired	(1,941,311)	$0.36 to $9.25	$1.98

Outstanding at December 31, 2005	1,672,235	$0.16 to 11.25	$1.33

Granted	40,000	$0.50	$0.50
Exercised	(150,000)	$0.36	$0.36
Expired	(288,000)	$0.69 to $4.00	$1.82

Outstanding at December 31, 2006	1,274,235	$0.16 to 11.25	$1.30

Granted	1,825,000	$0.24 to $0.27	$0.25
Expired	(40,000)	$3.25 to $3.38	$3.34

Outstanding at December 31, 2007	3,059,235	$0.16 to 11.25	$0.65

Exercisable at December 31, 2007	1,214,235	$0.16 to 11.25	$1.28

Options outstanding at December 31, 2007 had exercise prices ranging from $0.16 to $11.25 per share as summarized in the following table:

	Number	Weighted	Weighted	Number
Range of	Outstanding	Average	Average	Exercisable
Exercise	at Dec. 31,	Remaining	Exercise	at Dec. 31,
Prices	2007	Life	Price Per Share	2007

$0.16 to $1.56	2,811,235	0.4 year	$0.36	966,235
$1.84 to $2.95	168,000	4.3 years	$2.57	168,000
$3.19 to $4.00	10,000	4.1 years	$3.19	10,000
$5.44 to $7.75	60,000	2.2 years	$7.13	60,000
$9.25 to $11.25	10,000	2.2 years	$11.25	10,000
$0.16 to $11.25	3,059,235	0.7 years	$0.66	1,214,235

At December 31, 2007 and 2006, 695,000 and 725,000 shares, respectively, were available for future grants under the terms of these plans.  In December of 2004, the Compensation Committee of the Board of Directors approved the acceleration of the vesting of all of the then outstanding options under all plans.  At the time of this approval all option exercise prices exceeded the public market price of the underlying common shares.  This action resulted in 1,029,500 shares being accelerated with respect to their original vesting dates.

In February 1996, the Board of Directors adopted the Employee Stock Purchase Plan and reserved 300,000 shares of common stock for issuance under the Plan.  This Employee Stock Purchase Plan has expired.

Under the Note Purchase Agreement  associated with the issuance of the 10% Senior Subordinated Convertible Notes and the Security Agreement associated with our Revolving Line of Credit and Term Note (each discussed in Note 5 in Notes to Consolidated Financial Statements contained elsewhere herein) we are prohibited from paying dividends.

The table below details the warrants and options issued to Laurus in connection with prior financings:

	Grant Date
	December 2007	March 2007	February 2006	April 2005	January 2005	March 2004
Number of shares	3,500,000	5,000,000	2,500,000	2,556,651	150,000	400,000
Exercise Price	$0.01	$0.01	$0.01	$0.01	$0.67	$2.30 - $2.88
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expected volatility	98.61%	88.63%	122.09%	95.33%	93.13%	98.51%
Risk-free interest rate	3.53%	4.54%	4.62%	3.90%	3.71%	2.98%
Expected life of warrants	10.0 years	10.0 years	10.0 years	7.0 years	3.5 years	3.0 years
Discount on long-term debt	$620,000	$1,131,000	$821,000	$473,000	$51,000	$391,000
Unexercised warrants as of December 31, 2007	3,500,000	5,000,000	1,860,000	785,084	150,000	400,000

NOTE 9 - SEGMENT, GEOGRAPHIC, CUSTOMER INFORMATION AND CONCENTRATION OF CREDIT RISK

We operate in one industry segment supplying automated equipment test handlers to the semiconductor industry.  Net sales to customers located in the three geographic regions in which we operate are summarized as follows (in thousands):

	Years Ended
	Dec. 31,	Dec. 31,	Dec. 31,
	2007	2006	2005
United States	$1,043	$1,594	$1,205
Asia	13,523	10,264	5,550
Europe	48	356	314
	$14,614	$12,214	$7,069

Although our primary manufacturing facility is located in Penang, Malaysia, we do not hold a material amount of long-lived assets outside of the United States.  Of our inventory reflected on the Company balance sheet as of December 31, 2007, $0.8 million was located in our facility in Penang, Malaysia.

During the year ended December 31, 2007 our top ten customers accounted for approximately 96% of net sales with three customers accounting for approximately 68.1% and one customer accounting for approximately 39.2% of net sales.  During the year ended December 31, 2006 our top ten customers accounted for approximately 95% of net sales with three customers accounting for approximately 67.2% of net sales and one customer accounting for approximately 47.8% of net sales.  During the year ended December 31, 2005 our top ten customers accounted for approximately 92% of net sales with three customers accounting for approximately 53.3% of net sales and one customer accounting for approximately 33% of net sales.  As of December 31, 2007, two customers accounted for 59.0% of our total net accounts receivable.

NOTE 10 — UNAUDITED QUARTERLY RESULTS

Quarterly Results

The following tables present selected unaudited quarterly operating results for the eight fiscal quarters ended December 31, 2007, as well as the data expressed as a percentage of net sales.  We believe that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with our consolidated financial statements.  The operating results for any quarter are not necessarily indicative of the results for any subsequent period.

	Quarter Ended
	Dec. 31	Sept. 29	June 30	Mar. 31	Dec. 31	Sept. 30	July 1	April 1
	2007	2007	2007	2007	2006	2006	2006	2006
	(in thousands, except per share data)
Net sales	$3,710	$3,567	$3,960	$3,377	$2,884	$3,279	$3,676	$2,375
Cost of sales	2,409	1,858	1,875	1,604	1,763	1,770	1,619	1,181
Gross profit	1,301	1,709	2,085	1,773	1,121	1,509	2,057	1,194

Operating expenses:
Selling, general and administrative	1,006	1,079	1,121	1,105	1,038	1,074	1,038	945
Research and development	463	437	484	500	511	487	525	518
Restructuring charge	—	—	137	—	—	—	—	—

Income (loss) from operations	(168)	193	343	168	(428)	(52)	494	(269)

Interest, net	(576)	(603)	(593)	(414)	(265)	(1,822)	(459)	(810)
Other income and (expense)	(21)	20	(30)	87	(5)	(5)	(28)	(4)

Net income (loss)	$(765)	$(390)	$(280)	$(159)	$(698)	$(1,879)	$7	$(1,083)

Net income (loss) per share: (1)

Basic	$(0.02)	$(0.01)	$(0.01)	$(0.00)	$(0.02)	$(0.06)	$(0.00)	$(0.04)
Diluted	$(0.02)	$(0.01)	$(0.01)	$(0.00)	$(0.02)	$(0.06)	$(0.00)	$(0.04)

Weighted average common and common equivalent shares outstanding:

Basic	37,877	37,290	36,665	36,665	36,644	31,141	27,490	27,225
Diluted	37,877	37,290	36,665	36,665	36,644	31,141	27,490	27,225

	Quarter Ended
	Dec. 31	Sept. 29	June 30	Mar 31	Dec. 31	Sept. 30	July 1	April 1
	2007	2007	2007	2007	2006	2006	2006	2006
Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.9	52.1	47.3	47.5	61.1	54.0	44.0	49.7
Gross profit	35.1	47.9	52.7	52.5	38.9	46.0	56.0	50.3
Operating expenses:
Selling, general and administrative	27.1	30.2	28.3	32.7	36.0	32.8	28.2	39.8
Research and development	12.5	12.3	12.2	14.8	17.7	14.9	14.3	21.8
Restructuring charge	—	—	3.5	—	—	—	—	—
Income (loss) from operations	(4.5)	5.4	8.7	5.0	(14.8)	(1.7)	13.5	(11.3)

Interest, net	(15.5)	(16.9)	(15.0)	(12.3)	(9.2)	(55.5)	(12.5)	(34.1)
Other income and (expense)	(0.6)	0.6	(0.8)	2.6	(0.2)	(0.2)	(0.8)	(0.2)
Net income (loss)	(20.6)%	(10.9)%	(7.1)%	(4.7)%	(24.2)%	(57.4)%	0.2%	(45.6)%

1.               The sum of income (loss) per share for the fiscal quarters may differ from annual loss per share due to the required method of computing weighted average number of shares in the respective periods.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of St. Paul, State of Minnesota, on March 28, 2008.

MICRO COMPONENT TECHNOLOGY, INC.

By:	/s/ Roger E. Gower
Roger E. Gower
President, Chief Executive Officer,
Chairman of the Board and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 28, 2008.

Signature	Capacity

/s/Roger E. Gower	President, Chief Executive Officer,
Roger E. Gower	Chairman of the Board and Director

/s/Bruce R. Ficks	Chief Financial Officer
Bruce R. Ficks

/s/David M. Sugishita	Director
David M. Sugishita

/s/Donald R. VanLuvanee	Director
Donald R. VanLuvanee

/s/Patrick Verderico	Director
Patrick Verderico