Form 10-K/A
period 2007-12-31
MICRO COMPONENT TECHNOLOGY INC
filed 2008-04-29
CIK 911149

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

Number of shares outstanding of the Registrant’s Common stock, as of April 29, 2008, is 37,876,889.

EXPLANATORY NOTE

This form 10-K/A is being filed by the Company for the purpose of including the information required by Items 10-14 of Part III.  The Form 10-K as originally filed incorporated this information by reference from the definitive proxy statement.  Due to a delay in filing the definitive proxy statement, it will not be filed by the April 29, 2008 deadline for incorporation by reference.  Therefore, the Part III information is being included herein.  Also included are the required certifications.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Directors

The names and ages of the current directors, their current positions with the Company, and the year each first became a director are as follows:

Name and Age	Position	Director Since

Roger E. Gower, 67	Chairman of the Board, President, Chief Executive Officer, Secretary and Director	1995

Patrick Verderico, 64	Director	1992

David M. Sugishita, 60	Director	1994

Donald R. VanLuvanee, 63	Director	1995

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

David M. Sugishita was appointed Senior Vice President of Finance and Chief Financial Officer in April 1994, and became a director of the Company in August 1994. Following the end of the term of his employment agreement in February 1995, Mr. Sugishita continued as an unpaid officer until September 25, 1996.  Mr. Sugishita currently serves as a Director and Chairman of the Board as well as Chairman of both the Audit Committee and Corporate Governance/Nominating Committee for Atmel Corporation.   He also currently serves as a Director and Chairman of the Audit Committee for Ditech Networks.  Most recently, Mr. Sugishita served as Executive Vice President of Special Projects for Peregrine Systems, Inc., an enterprise software company from December 2003 through July 2004.  Prior to Peregrine Systems, Mr. Sugishita held positions at SonicBlue (EVP/CFO); RightWorks (EVP/CFO); Synopsys (SVP/CFO); Actel (SVP/CFO); Applied Materials (VP/Corporate Controller/CAO); and National Semiconductor (VP Finance).  Mr. Sugishita holds degrees in business administration from San Jose State University (B.S.) and Santa Clara University (MBA).

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

Audit Committee

The Audit Committee recommends the selection of the Company’s independent accountants, approves the services performed by such accountants, and reviews and evaluates the Company’s financial and reporting systems and the adequacy of internal controls for compliance with corporate guidelines.  The Audit Committee also reviews and approves all related-party transactions.  The members of the Audit Committee are David M. Sugishita, Donald R. VanLuvanee and Patrick Verderico, each of whom is independent, as that term is defined in the NASD listing standards.  Mr. Verderico has been designated by the Board as the Audit Committee’s financial expert, as that term is defined by rules of the Securities and Exchange Commission (“SEC”).

Executive Officers

The names and ages of the executive officers, their current positions with the Company, and their years of appointment are as follows:

Name and Age	Position	Officer Since

Roger E. Gower, 67	Chairman of the Board, President, Chief Executive Officer, Secretary and Director	1995

Richard S. Sidell, 64	Chief Technology Officer	2001

Jesse DeGennaro, 66	Vice President of World Wide Sales	2005

Bruce R. Ficks, 50	Chief Financial Officer	2007

Lori Faber, 45	Vice President of Finance	2006

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

Bruce R. Ficks, CPA (Inactive), was appointed Chief Financial Officer of the Company in July 2007.  From 2006 until joining the Company, Mr. Ficks served as Director of Finance for Savia, LLC, a manufacturer and distributor.  From 2004 to 2006 he served as CFO for Powel, Inc., a software developer for energy organizations.  From 2003 to 2004, he served as CFO for Wesco/US Medtrans, a software developer and provider of medical services.  From 1997 to 2003, he served as President and Executive Manangement Consultant of Strategic Financial Leadership, a management consulting firm.  Prior to 1997, Mr. Ficks held various financial management positions with several organizations.  Mr. Ficks holds a BS degree and an MBA in Finance from the University of Minnesota.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires directors, officers and ten-percent shareholders to file initial reports of beneficial ownership and reports of changes in beneficial ownership with the Securities and Exchange Commission.  Such persons are also required to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on a review of the copies of such forms furnished to the Company, and written representations from such persons, the Company believes that all Section 16(a) filing requirements applicable to its directors, officers and ten-percent shareholders were complied with for the year ended December 31, 2007, except that Forms 4 for the automatic option grants to the outside directors on June 21, 2007, were filed two days late.

ITEM 11.  Executive Compensation

Summary Compensation Table

The following table contains summary information concerning compensation paid by the Company for the fiscal years ended December 31, 2007 and December 31, 2006, to the CEO, CFO and each other executive officer whose total compensation exceeded $100,000:

Name and Position	Year	Salary	Commission	Bonus	Grant Date Fair Value of Stock Option Awards(1)	All Other Compensation(2)	Total

Roger E. Gower	2007	$280,000	$—	$—	$162,049	$10,200	$452,249
Chairman, President, CEO & Secretary	2006	$280,000	$—	$—	$—	$10,200	$290,200

Richard S. Sidell	2007	$160,000	$—	$—	$31,245	$—	$191,245
Chief Technical Officer	2006	$160,000	$—	$—	$—	$—	$160,000

Bruce R. Ficks	2007	$58,558	$—	$—	$31,245	$500	$90,303
Chief Financial Officer	2006	$—	$—	$—	$—	$—	$—

Jesse DeGennaro	2007	$110,000	$89,174	$—	$—	$—	$199,174
Vice President, Sales	2006	$103,848	$76,927	$—	$—	$—	$180,775

BachThuy T. Vo	2007	$64,573	$—	$—	$—	$—	$64,573
Interim Chief Financial Officer (3)	2006	$113,304	$—	$—	$—	$—	$113,304

(1)         Valuation is based on the grant date fair value of those awards determined pursuant to FAS 123(R) utilizing assumption discussed in Note 8 to the Company’s financial statements for the year ended December 31, 2007. No expense was booked under FAS 123(R) in the Company’s financial statements for the year ended December 31, 2007 for the options granted to the executive officers in 2007.

(2)          Includes automobile related costs.

(3)          Consists of amounts paid to contract agency for services through July 2007.

Outstanding Equity Awards at Fiscal 2007 Year-End

The following table sets forth certain information concerning equity awards to the named executive officers at December 31, 2007.

			Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date

Roger E. Gower	02/24/2005	300,000	—	$0.36	02/24/2015
	03/20/2007	1,000,000	—	$0.26	03/20/2017

Richard S. Sidell	10/13/1998	10,825	—	$1.19	10/13/2008
	05/11/1999	12,660	—	$1.28	05/11/2009
	10/31/2002	15,000	—	$0.69	10/31/2012
	06/25/2003	100,000	—	$0.90	6/24/2013
	07/11/2007	—	200,000	$0.24	07/11/2017

Jesse DeGennaro	09/22/2005	150,000	—	$0.16	9/22/2015

Bruce R. Ficks	07/11/2007	—	200,000	$0.24	07/11/2017

Lori Faber	09/07/2000	2,000	—	$7.75	09/07/2010
	08/28/2001	1,000	—	$2.73	08/28/2011
	10/31/2002	1,750	—	$0.69	10/31/2012
	07/11/2007	—	100,000	$0.24	07/11/2017

2007 Option Exercises

The following table sets forth certain information concerning options exercised by the named executive officers for the year ended December 31, 2007.

Option Awards
Name	Number Of Shares Acquired On Exercise	Value Realized On Exercise

Roger E. Gower	—	—

Richard S. Sidell	—	—

Jesse DeGennaro	—	—

Bruce R. Ficks	—	—

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

Effective January  2000, the Company entered into an Employment Agreement with Mr. Sidell when it acquired Aseco Corporation.  The agreement will  terminate upon the death, disability or breach of the agreement by Mr. Sidell.  In the event Mr. Sidell’s employment is terminated by the Company, the Company will pay Mr. Sidell a lump sum amount equal to twelve times his then current monthly base salary.

Effective September 22, 2005, the Company entered into an Employment Agreement with Mr. DeGennaro.  The current agreement may be terminated by either party with 30 days prior written notice.   In the event Mr. DeGennaro’s employment is terminated following a change in control, the Company will pay Mr. DeGennaro his then current monthly base salary for six months thereafter.

Effective July 23, 2007, the Company entered into an Employment Agreement with Mr. Ficks.  In the event Mr. Ficks’s employment is terminated following a change in control, the Company will pay Mr. Ficks his then current monthly base salary for three months thereafter.

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

The following table summarizes the compensation paid by the Company to non-employee directors for the fiscal year ended December 31, 2007.

Name (1)	Fees Earned or Paid in Cash	Option Awards (2)	All Other Compensation	Total

Patrick Verderico	$12,500	$2,617	$—	$15,117

David M. Sugishita	$12,500	$2,617	$—	$15,117

Donald R. VanLuvanee	$12,500	$2,617	$—	$15,117

Donald J Kramer	$6,250	$2,617	$—	$8,867

(1)   Roger E. Gower, the Company’s President and Chief Executive Officer, is not included in this table as he is an employee of the Company and thus received no compensation for his service as a director.

(2)   Valuation is based on the stock-based compensation expense which the Company recognized during 2007 for financial statement purposes under FAS 123(R) for awards granted in 2007 and prior years utilizing assumptions discussed in Note 8 to the Company’s financial statements for the year ended December 31, 2007, but disregarding the estimate of forfeitures.

The following table shows the aggregate number of shares underlying outstanding stock options held by the Company’s non-employee directors as of December 31, 2007.

Name	Shares Underlying Outstanding Stock Option Awards	Exercisable	Unexercisable

Patrick Verderico	85,000	70,000	15,000

David M. Sugishita	90,000	75,000	15,000

Donald R. VanLuvanee	90,000	75,000	15,000

The following table shows the grant date fair value of all stock option awards made to the Company’s non-employee directors during the year ended December 31, 2007.

Name	Grant Date Fair Value Of Option Awards In 2007

Patrick Verderico	$2,700

David M. Sugishita	$2,700

Donald R. VanLuvanee	$2,700

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

Annual Incentives

Bonus payments are contingent on the performance of the Company.  No bonuses have been paid for several years.

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

Submitted by the Compensation Committee:

David Sugishita	Donald VanLuvanee	Patrick Verderico

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information as of December 31, 2007, for compensation plans under which securities may be issued.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by shareholders	2,914,235	(1)	$0.81	555,000
Equity compensation plans not approved by shareholders	145,000		$1.18	140,000

Total	3,059,235		$0.65	695,000

(1)   Includes 23,485 shares to be issued upon exercise of outstanding options with a weighted-average exercise price of $1.24, assumed by the Company in connection with its acquisition of Aseco Corporation in January 2000.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the ownership of the Common Stock as of April 23, 2008 (i) by each person known to the Company to own beneficially more than five percent of the outstanding shares of Common Stock, (ii) by each of the Company’s executive officers named in the Summary Compensation table, (iii) by each of the Company’s directors, and (iv) by all of the executive officers and directors as a group:

	Shares Beneficially Owned
Name and Address of Beneficial Owners	Number	Percent

FIVE PERCENT SHAREHOLDERS

Perkins Capital Management, Inc.(1) 730 East Lake Wayzata, MN 55391	9,023,247	23.8%

Laurus Master Fund, Ltd. (2) 335 Madison Avenue, 10th Floor New York, New York 10017	3,749,812	9.9%

DIRECTORS AND EXECUTIVE OFFICERS

Roger E. Gower (3)	1,320,000	3.5%
Richard L. Sidell (3)	142,651	*
Jesse DeGennaro (3)	150,000	*
Bruce R. Ficks (3)	—	*
David M. Sugishita (3)	75,000	*
Donald R. VanLuvanee (3)	75,000	*
Patrick Verderico (3)	70,000	*
All directors and executive officers as a group (8 in number) (3)	1,837,401	4.7%

* Denotes less than 1% of shares outstanding.

(1)          Perkins Capital Management, Inc. is a registered investment advisor. Its ownership includes shares held for clients and shares held by Perkins Opportunity Fund.

(2)          Laurus Master Fund Ltd. is the Company’s secured lender.  Its ownership include 2,367,067 shares, and 1,382,745 shares issuable within 60 days upon exercise of options and warrants granted in financing transactions, and conversion of the Company’s 10% Senior Subordinated Convertible Note.  Laurus holds  options and warrants for 12,772,177 additional shares that are not exercisable within the next 60 days.

(3)          Includes shares deemed beneficially owned by virtue of the right to acquire them within 60 days pursuant to exercise of MCT’s stock options as follows: Mr. Gower – 1,300,000; Mr. Sidell – 138,485;  Mr. Sugishita - 75,000; Mr. VanLuvanee - 75,000; Mr. Verderico - 70,000; and all directors and executive officers as a group – 1,813,235.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

The Audit Committee reviews and approves all related-party transactions.  There were no reportable transactions during 2007.  All of the current directors, except for Mr. Gower, are independent as that term is defined in the Nasdaq Listing Standards.

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

Audit and Audit Related Fees

The following table shows the fees paid by the Company to its accountants for services rendered for the years ended December 31, 2007 and 2006.

	2007	2006
Audit Fees(1)	$118,327	$113,656
Audit-Related Fees(2)	7,041	6,425
Tax Fees(3)	19,692	20,064
All Other Fees	—	—
Total	$145,060	$140,145

(1)          Audit fees represent fees for professional services provided in connection with the audit of the Company’s financial statements, reviews of quarterly financial statements, consultation on accounting matters and Securities and Exchange Commission (SEC) registration statement services.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of St. Paul, State of Minnesota, on April 29, 2008.

MICRO COMPONENT TECHNOLOGY, INC.

By :	/s/ Roger E. Gower
Roger E. Gower
President, Chief Executive Officer,
Chairman of the Board and Director

EXHIBIT INDEX

Item

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.0	Section 1350 Certification