Form 10-Q
period 2008-03-29
MICRO COMPONENT TECHNOLOGY INC
filed 2008-05-13
CIK 911149

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2008

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

The number of shares outstanding of the Registrant’s Common Stock, as of May 13, 2008 was 37,876,889.

MICRO COMPONENT TECHNOLOGY, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

MICRO COMPONENT TECHNOLOGY, INC. AND SUBSIDIARIES

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 29,	December 31,
	2008	2007
Assets
Current assets
Cash and cash equivalents	$387	$373
Accounts receivable, less allowance for doubtful accounts of $121 and $121, respectively	2,456	3,044
Inventories	1,811	1,671
Other	138	108
Total current assets	4,792	5,196

Property, plant and equipment, net	111	114

Debt issuance costs, net of accumulated amortization of $1,541 and $1,518, respectively	144	167
Other assets	32	32

Total assets	$5,079	$5,509

Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of long-term debt	$132	$—
Accounts payable	801	698
Accrued compensation	480	481
Accrued interest	151	158
Accrued warranty	99	114
Customer prepayments and unearned service revenue	221	229
Other accrued liabilities	195	158
Total current liabilities	2,079	1,838

Long-term debt, net of discounts of $1,546 and $1,804, respectively	9,603	9,320
Total liabilities	11,682	11,158

Stockholders’ deficit:
Preferred stock, $.01 par value, 1,000,000 authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 100,000,000 authorized, 37,876,889 and 37,876,889 issued, respectively	379	379
Additional paid-in capital	104,369	104,207
Accumulated deficit	(111,351)	(110,235)
Total stockholders’ deficit	(6,603)	(5,649)
Total liabilities and stockholders’ deficit	$5,079	$5,509

See notes to unaudited condensed consolidated financial statements

MICRO COMPONENT TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 29,	March 31,
	2008	2007
Net sales	$2,198	$3,377
Cost of sales	1,133	1,604
Gross profit	1,065	1,773

Operating expenses:
Selling, general and administrative	1,162	1,105
Research and development	464	500

Total operating expenses	1,626	1,605

Income (loss) from operations	(561)	168

Interest income	2	3
Interest expense	(251)	(273)
Interest expense — amortization of warrant discounts and debt issue costs	(281)	(145)
Other income (expense)	(25)	88
Total interest and other	(555)	(327)

Net loss	$(1,116)	$(159)

Net loss per share:

Basic	$(0.03)	$(0.00)
Diluted	$(0.03)	$(0.00)

Weighted average common and equivalent shares outstanding:

Basic	37,877	36,665
Diluted	37,877	36,665

See notes to unaudited condensed consolidated financial statements

MICRO COMPONENT TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 29,	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,116)	$(159)
Adjustments to reconcile net loss to net cash used in operating
Activities:
Depreciation	16	25
Amortization	281	145
Share-based compensation expense	162	—
Changes in assets and liabilities:
Accounts receivable	588	168
Inventories	(140)	(448)
Other assets	(30)	9
Accounts payable	103	505
Other accrued liabilities	6	75

Net cash provided (used) in operating activities	(130)	320

Cash flow from investing activities:
Purchases of property, plant and equipment	(13)	(38)

Net cash used in investing activities	(13)	(38)

Cash flows from financing activities:
Payment on line of credit	(150)	—
Proceeds on long term note, net of discounts	307	(128)

Net cash provided (used) by financing activities	157	(128)

Net increase in cash and cash equivalents	14	154

Cash and cash equivalents at beginning of period	373	200

Cash and cash equivalents at end of period	$387	$354

Supplemental cash flow information:
Non-cash financing activities:
Cash paid for interest	258	261

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

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (generally accepted accounting principles) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management all adjustments, including normal recurring adjustments, necessary for a fair presentation of the interim periods presented have been included.  The interim results are not necessarily indicative of the operating results expected for the full fiscal year ending on December 31, 2008.

Our consolidated financial statements have been prepared on the assumption that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Report of the Independent Registered Public Accounting Firm on the financial statements of the Company as of and for the fiscal year ended December 31, 2007 included in Form 10-K contained an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern.   The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As of March 29, 2008, the Company had an accumulated deficit of $111.4 million and incurred a net loss of $1.1 million for the three-month period ended March 29, 2008.  As of March 29, 2008, the Company had cash and cash equivalents of $387,000, working capital of $2.7 million, a current ratio of 2.30, total assets of $5.1 million and total liabilities of $11.7 million.  Our ability to generate cash and operating income is dependent on increasing our customer base to expand the penetration of our product technology and the realization of our lower operating expense targets.

Interim unaudited financial results should be read in conjunction with the audited financial statements included in the SEC Report on Form 10-K, for the period ended December 31, 2007.

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

(in thousands)	Three Months Ended
	March 29,	March 31,
	2008 (1)	2007 (1)
Weighted average common shares outstanding	37,877	36,665
Effect of dilutive stock options, warrants and notes	—	—

	37,877	36,665

(1)

We reported a loss for the period indicated. No adjustments were made for the effect of stock options and warrants, which represented 14,784,319 and 11,905,398 shares at March 29, 2008 and March 31, 2007, respectively, as the effect is antidilutive.

3.                          BALANCE SHEET INFORMATION

Major components of inventories were as follows (in thousands):

	March 29,	December 31,
	2008	2007

Raw materials	$1,076	$1,149
Work-in-process	484	280
Finished goods	251	242
	$1,811	$1,671

In accordance with accounting principles generally accepted in the United States of America, we value our inventories at the lower of cost or market.

The following table provides the inventory reserves for the quarter ended March 29, 2007.

Inventory reserve balance at December 31, 2007	$4,328
Additional inventory reserve	37
Inventory reserve balance at March 29, 2008	$4,365

We provide a standard thirteen-month warranty program for our equipment products. We record provisions for warranty claims for these products based upon historical claim performance.  The following table provides the expense recorded and charges against our reserves for the quarter ended March 29, 2008.

Accrued warranty balance at December 31, 2007	$114
Provision	4
Warranty claims	(19)
Accrued warranty balance at March 29, 2008	$99

4.                          FINANCING TRANSACTIONS

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

On December 27, 2006, Laurus acquired a 10% convertible note from another note holder with a principal amount of  $1.2 million. The Note has a conversion price of $.50 per share, and is due and payable in full on September 30, 2009.

On March 29, 2007, we restructured the financing with Laurus, and increased the total secured indebtedness to $10.25 million.  The restructured financing includes a $5.25 million term note.  Interest is payable monthly on the term note at the prime rate plus 2.5%.  The note is non-convertible and payable in full on September 30, 2009.  In addition to the $5.25 million note, there is a $4.0 million working capital line of credit, which is payable in full on September 30, 2009.  Interest is payable monthly on the line at the prime rate plus 2.5%.  As of March 29, 2008, there was a $302,000 over-advance in excess of the borrowing base on the working capital line of credit.  Principal on the over-advance is repayable in $100,000 monthly payments beginning on

May 1, 2008.  The restructured financing also includes an additional $1.0 million term note.  The proceeds from the $1 million term note, net of fees and expenses from the 2007 refinancing, are required to be held in a restricted account at a bank, and will only be released by the bank to the Company, upon approval of Laurus in its discretion, for the manufacture of demo equipment.  As of March 29, 2008 the outstanding balance on this note was $964,000.  Interest is payable monthly at the prime rate plus 2.0% and the principal is payable in full on September 30, 2009.  As part of the 2007 restructuring, the Company issued Laurus a 10-year option to purchase 5,000,000 shares at an exercise price of $0.01 per share.

On December 6, 2007, the Company entered into an agreement with Laurus to extend the maturity dates for all of the notes issued by the Company to Laurus, from dates starting in February 2008 to September 30, 2009.  These notes had an aggregate principal amount of $11,281,000 as of March 29, 2008.  The agreement also extends to January 1, 2009 the commencement date for principal payments under the $5,250,000 term-note, and reduces the monthly principal payments prior to the maturity date from $87,500 per month to $44,000 per month.  In consideration for the extension by Laurus of the note maturity dates, the Company granted Laurus a ten-year warrant to purchase 3,500,000 shares of common stock with an exercise price of $.01 per share.  Laurus has agreed in the transaction documents that it will not sell any shares acquired by it under the 3,500,000 share warrant, or under the 5,000,000 share warrant granted to it as part of the March 2007 refinancing, prior to January 1, 2009.  Laurus has also agreed that sales by it of Company common stock underlying the 2007 warrants on any trading day after January 1, 2009 will not exceed 20% of the aggregate number of shares of Company common stock sold on that day.  The table below details the warrants and options issued to Laurus in connection with prior financings:

Grant Date	December 2007	March 2007	February 2006	April 2005	January 2005	March 2004
Number of shares	3,500,000	5,000,000	2,500,000	2,556,651	150,000	400,000
Exercise Price	$0.01	$0.01	$0.01	$0.01	$0.67	$2.30 - $2.88
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expected volatility	98.61%	88.63%	122.09%	95.33%	93.13%	98.51%
Risk-free interest rate	3.53%	4.54%	4.62%	3.90%	3.71%	2.98%
Expected life of options	10.0 years	10.0 years	10.0 years	7.0 years	3.5 years	3.0 years
Discount on long-term debt	$620,000	$1,131,000	$821,000	$473,000	$51,000	$391,000
Unexercised warrants as of March 29, 2008	3,500,000	5,000,000	1,860,000	785,084	150,000	400,000

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

The fair value of options granted under the stock options for the quarters ended March 29, 2008 and March 31, 2007, was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions.

	Quarters ended
	March 29,	March 31,
	2008	2007
Dividend yield	—	0.00%
Expected volatility	—	88.63%
Risk-free interest rate	—	4.54%
Expected life of options	—	10 years
Fair value per share of options granted	—	$0.23

6.                          RECENT ACCOUNTING PRONOUNCEMENTS

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

MICRO COMPONENT TECHNOLOGY, INC.

FORM 10-Q

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are not historical facts, but rather are based on our current expectations, estimates and projections about the semiconductor capital equipment industry, and our beliefs and assumptions.   We intend words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions to identify forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict.  These factors could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.  These risks and uncertainties are described elsewhere in this report on Form 10-Q and our report on Form 10-K for the year ended December 31, 2007.  We caution you not to place undue reliance on these forward-looking statements, which reflect our management’s view only as of the date of this Report on Form 10-Q.  We are not obligated to update these statements or publicly release the result of any revisions to them to reflect events or circumstances after the date of this Report on Form 10-Q or to reflect the occurrence of unanticipated events.

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

Critical Accounting Policies

Revenue Recognition

Under SAB 104, we recognize revenue upon shipment, as our terms are FOB shipping point, for established equipment products that have previously satisfied existing customer performance specifications and that provide for full payment tied to shipment.  Revenue for products that have not previously satisfied customer performance specifications or from sales where all or a portion of customer payment is based upon acceptance are only recognized upon customer acceptance.  As such, in periods of increasing shipments, revenues will be deferred if the shipments are for new customers; new products or the payment terms are tied to acceptance criteria.  Consequently, if these conditions exist, we may report revenue levels that are not reflective of actual shipment growth rates.  Conversely, in periods of decreasing shipments, we potentially could recognize revenues related to shipments made in prior periods.  Consequently, if these conditions exist, we may report revenue levels that are greater than actual shipments.  During the quarter ended March 29, 2008, revenue recorded approximated shipments.

Allowance for Doubtful Accounts

We record a provision for doubtful accounts based on specific identification of our accounts receivable. This involves a degree of judgment based on discussion with our internal sales and marketing groups, our customer base and the examination of the financial stability of our customers.  There can be no assurance that our estimates will match actual amounts ultimately written off.  During periods of downturn in the market for semiconductor capital equipment or economic recession, a greater degree of risk exists concerning the ultimate collectability of our accounts receivable due to the impact that these conditions might have on our customer base.  No provisions were recorded for the quarter ended March 29, 2008.

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

Provisions to reduce inventories to the lower of cost or market are made based on a review of excess and obsolete inventories through an examination of historical component consumption, current market demands and shifting product technology.  Significant assumptions with respect to market trends and customer product acceptance are utilized to formulate our provision methods.  Sudden or continuing downward changes in the semiconductor capital equipment market may cause us to record additional inventory revaluation charges in future periods.  We increased our inventory reserves by $37,000 for the quarter ended March 29, 2008.

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

Results of Operations for the Three Months Ended March 29, 2008 and March 31, 2007

Net sales for the three months ended March 29, 2008 decreased by $1.2 million or 35% to $2.2 million compared to $3.4 million for the three months ended March 31, 2007.

Gross profit for the three months ended March 29, 2008 decreased by $708,000 to $1.1 million or 48.5% of net sales from $1.8 million or 52.5% of net sales for the comparable period in the prior year.  The decrease in gross margin in the current year period is attributable to the decrease in sales resulting in fixed costs being spread over a smaller sales volume.

Total operating expense between the two quarters were substantially the same; an increase in 2008 of $21,000 or 1.3% from $1.605 million to $1.626 million.  Selling, general and administrative expenses increased slightly for the three months ended March 29, 2008 and were $1.2 million or 52.9% of net sales compared to $1.1 million or 32.7% of net sales for the three months ended March 31, 2007.  The increase in the percent of net sales is attributed to the reduction in net sales for the first quarter of 2008.  Included in 2008 selling, general and administrative expenses was $162,000 of stock-based compensation recognized under Statement of Financial Accounting Standards (SFAS) No. 123R.  Research and development expenses for the first quarter of 2008 decreased slightly and were $464,000 or 21.1% of net sales compared to $500,000 or 14.8% of net sales in the first quarter of 2007.  The increase in the percent of net sales is attributed to the reduction in net sales for the first quarter of 2008.

The net loss for the three months ended March 29, 2008 was $1.1 million or $0.03 per basic and fully-diluted share compared to net loss for the three months ended March 31, 2007 of $159,000 or $0.00 per basic and fully-diluted share.  Included in the current year’s net loss were interest expense — amortization of warrant discounts and debt issue costs of $281,000 compared to

$145,000 for the three months ended March 31, 2007.  Other income (expense) was ($25,000) for the three months ended March 29, 2008 and $88,000 for the three months ended March 31, 2007.  In 2007 there was $111,000 of other income recognized due to the recovery of funds related to a prior acquisition.

Liquidity and Capital Resources

Cash used in operations was $130,000 in the first quarter of 2008 as compared to cash generated of $320,000 in the first quarter of 2007.  Accounts receivables decreased from 2007 year-end to $2.5 million from $3.0 million.  Inventory finished at $1.8 million, which consists of $6.2 million of gross inventories and $4.4 million of reserves.  Capital expenditures were $13,000 for the first quarter of 2008 compared to $38,000 in the first quarter of 2007.

We ended the quarter with $387,000 in cash and cash equivalents up from $373,000 at the end of 2007.  We had cash availability from our credit line and term note of $199,000.  Working capital finished at a positive $2.7 million compared to a positive $3.4 million at the end of 2007.  Working capital is positive as of March 29, 2008 primary due to the classification of substantially all debt as long-term.

Beginning May 1, 2008, principal on the $800,000 over-advance in excess of the borrowing base on the working capital line of credit is repayable in $100,000 monthly payments.  As of March 29, 2008, $302,000 of the over-advance was utilized.  Starting in January 2009, monthly principal payments of $44,000 become due and payable to Laurus.  On September 30, 2009 all remaining principal and interest due from the Company to Laurus on the existing financing agreements becomes due and payable.  In the event that we are unable to repay, extend or refinance our debt payments in 2008 and 2009, Laurus could potentially take a number of actions as secured creditor which would have a material negative impact on the Company and its shareholders, including foreclosure, a forced sale of all or part of the Company, and/or liquidation. Further, if future financing requirements are satisfied through the issuance of equity or debt instruments, shareholders may experience additional dilution in terms of their percentage of ownership of our securities.

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

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 29, 2008, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer (principal financial officer) concluded that the Company’s disclosure controls and procedures as of March 29, 2008 were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding disclosures.

We will consider further actions and continue to evaluate the effectiveness of our disclosure controls and internal controls and procedures on an ongoing basis, taking corrective action as appropriate.  Management does not expect that disclosure controls and procedures or internal controls can prevent all errors and all fraud.  A control system, not matter how well conceived and operated, can provide only reasonable and not absolute assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  While management believes that its disclosure controls and procedures provide reasonable assurance that fraud can be detected and prevented, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

(b)                   Changes in internal controls over financial reporting.

No changes in the Company’s internal control over financial reporting have occurred during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MICRO COMPONENT TECHNOLOGY, INC.

FORM 10-Q

PART II.  OTHER INFORMATION

Item 1A. RISK FACTORS

Set forth below is a discussion of the significant risk factors applicable to the Company.  Additional risk factors may develop in the future.

Our ability to continue as a “going concern” is uncertain.

Our consolidated financial statements have been prepared on the assumption that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has suffered recurring losses from operations and has a stockholders’ deficit.  These factors raise substantial doubt about the Company’s ability to continue as a going concern

As of March 29, 2008, we had cash and cash equivalents of $387,000, assets totaling $5.1 million, liabilities totaling $11.7 million, and incurred losses from continuing operations of $1.1 million for the quarter then ended.  We expect to continue to expend cash and incur operating losses in 2008.  Certain operating expenses are expected to decline from 2007 levels, however, our ability to generate cash and operating income is dependent on increasing our customer base to expand the penetration of our product technology and the realization of our lower operating expense targets.

Beginning May 1, 2008, principal on the $800,000 over-advance in excess of the borrowing base on the working capital line of credit is repayable in $100,000 monthly payments.  As of March 29, 2008, $302,000 of the over-advance was utilized.  Starting in January 2009, monthly principal payments of $44,000 become due and payable to Laurus.  On September 30, 2009 all remaining principal and interest due from the Company to Laurus on the existing financing agreements becomes due and payable.  In the event that we are unable to repay, extend or refinance our debt payments in 2008 and 2009, Laurus could potentially take a number of actions as secured creditor which would have a material negative impact on the Company and its shareholders, including foreclosure, a forced sale of all or part of the Company, and/or liquidation. Further, if future financing requirements are satisfied through the issuance of equity or debt instruments, shareholders may experience additional dilution in terms of their percentage of ownership of our securities.

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

•                  difficulties in enforcing contractual and intellectual property rights;

•                  longer payment cycles;

•                  local political and economic conditions;

•                  potentially adverse tax consequences, including restrictions on repatriating earnings and the threat if “double taxation”; and

•                  fluctuations in currency exchange rates, which can effect demand and increase costs.

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

Micro Component Technology, Inc.
Registrant

Dated: May 13, 2008	By:	/s/ Roger E. Gower
Roger E. Gower
President and Chief Executive Officer

And

Dated: May 13, 2008	By:	/s/ Bruce R. Ficks
Bruce R. Ficks
Chief Financial Officer