Form 10-Q
period 2008-06-28
MICRO COMPONENT TECHNOLOGY INC
filed 2008-08-12
CIK 911149

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2008

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

The number of shares outstanding of the Registrant’s Common Stock, as of August 12, 2008 was 37,876,889.

MICRO COMPONENT TECHNOLOGY, INC.

FORM 10-Q

MICRO COMPONENT TECHNOLOGY, INC. AND SUBSIDIARIES

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 28,	December 31,
	2008	2007
Assets
Current assets
Cash and cash equivalents	$392	$373
Accounts receivable, less allowance for doubtful accounts of $121 and $121, respectively	2,418	3,044
Inventories	1,538	1.671
Other	165	108
Total current assets	4,513	5,196

Property, plant and equipment, net	96	114

Debt issuance costs, net of accumulated amortization of $1,566 and $1,518, respectively	120	167
Other assets	32	32

Total assets	$4,761	$5,509

Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of long-term debt	$233	$—
Accounts payable	974	698
Accrued compensation	517	481
Accrued interest	150	158
Accrued warranty	94	114
Customer prepayments and unearned service revenue	218	229
Other accrued liabilities	225	158
Total current liabilities	2,411	1,838

Long-term debt, net of discounts of $1,258 and $1,804, respectively	9,629	9,320
Total liabilities	12,040	11,158

Stockholders’ Deficit:
Preferred stock, $.01 par value, 1,000,000 authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 100,000,000 authorized, 37,876,889 and 37,876,889 issued, respectively	379	379
Additional paid-in capital	104,378	104,207
Accumulated deficit	(112,036)	(110,235)
Total stockholders’ deficit	(7,279)	(5,649)
Total liabilities and stockholders’ deficit	$4,761	$5,509

See notes to unaudited condensed consolidated financial statements

MICRO COMPONENT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

Net sales	$2,963	$3,960	$5,161	$7,337
Cost of sales	1,531	1,875	2,664	3,479

Gross profit	1,432	2,085	2,497	3,858

Operating expenses:
Selling, general and administrative	1,054	1,121	2,216	2,226
Research and development	432	484	896	984
Restructuring charge	78	137	78	137

Total operating expenses	1,564	1,742	3,190	3,347

Income (loss) from operations	(132)	343	(693)	511

Interest income	4	2	6	5
Interest expense	(275)	(289)	(526)	(563)
Interest expense – amortization of warrant discounts and debt issue costs	(282)	(306)	(563)	(451)
Other income (expense)	—	(30)	(25)	59

Total interest and other	(553)	(623)	(1,108)	(950)

Net income	$(685)	$(280)	$(1,801)	$(439)

Net income per share:

Basic	$(0.02)	$(0.01)	$(0.05)	$(0.01)
Diluted	$(0.02)	$(0.01)	$(0.05)	$(0.01)

Weighted average common and equivalent shares outstanding:

Basic	37,877	36,665	37,877	36,665
Diluted	37,877	36,665	37,877	36,665

See notes to unaudited condensed consolidated financial statements

MICRO COMPONENT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 28,	June 30,
	2008	2007

Cash flows from operating activities:
Net loss	$(1,801)	$(439)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	31	46
Amortization	562	451
Share-base compensation expense	171	10
Changes in assets and liabilities:
Accounts receivable	626	61
Inventories	133	(1,122)
Other assets	(57)	(7)
Accounts payable	276	872
Other accrued liabilities	64	83
Net cash provided (used) in operating activities	5	(45)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(13)	(50)

Net cash used in investing activities	(13)	(50)

Cash flows from financing activities:
Proceeds (payments) on line of credit	(280)	47
Proceeds on long term note, net of discounts	307	297
Stock Registration Fees	—	(14)

Net cash provided by financing activities	27	330

Net increase in cash and cash equivalents	19	235

Cash and cash equivalents at beginning of period	373	200

Cash and cash equivalents at end of period	$392	$435

Supplemental cash flow information:
Cash paid for interest	$534	$545

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

As of June 28, 2008, the Company had an accumulated deficit of $112.0 million and incurred a net loss of $1.8 million for the six-month period ended June 28, 2008.  As of June 28, 2008, the Company had cash and cash equivalents of $392,000, working capital of $2.1 million, a current ratio of 1.87, total assets of $4.8 million and total liabilities of $12.0 million.  Our ability to generate cash and operating income is dependent on increasing our customer base to expand the penetration of our product technology and the realization of our lower operating expense targets.

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

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
(in thousands)	2008 (1)	2007 (1)	2008 (1)	2007 (1)
Weighted average common shares outstanding	37,877	36,665	37,877	36,665
Effect of dilutive stock options and warrants	—	—	—	—
	37,877	36,665	37,877	36,665

(1)         We reported a loss for the period indicated.  No adjustments were made for the effect of stock options and warrants, which represented 22,116,796 and 11,935,398         shares at June 28, 2008 and June 30 2007, respectively, as the effect is antidilutive.

3.                          BALANCE SHEET INFORMATION

Major components of inventories were as follows (in thousands):

	June 28,	December 31,
	2008	2007

Raw materials	$942	$1,149
Work-in-process	590	280
Finished goods	6	242
	$1,538	$1,671

In accordance with accounting principles generally accepted in the United States, we value our inventories at the lower of cost or market.

The following table provides the inventory reserves for the quarter ended June 28, 2008.

Inventory reserve balance at December 31, 2007	$4,328
Additional inventory reserve	37
Release of inventory reserve on scrap of goods	(62)
Inventory reserve balance at June 28, 2008	$4,303

We provide a standard thirteen month warranty program for our equipment products. We record provisions for warranty claims for these products based upon historical claim performance.  The following table provides the expense recorded and charges against our reserves for the quarter ended June 28, 2008.

Accrued warranty balance at December 31, 2007	$114
Provision	4
Warranty claims	(24)
Accrued warranty balance at June 28, 2008	$94

4.                          FINANCING TRANSACTIONS

On March 9, 2004, we completed a $5.0 million secured financing transaction with an institutional lender, Laurus Master Fund, Ltd. (referred to herein, together with its affiliates, as “Laurus”).  Under the terms of the three-year agreement, we put in place a $3.0 million secured working capital line of credit and a $2.0 long-term convertible note.  In connection with the execution of this credit facility, we issued to the lender a seven-year warrant to purchase 400,000 shares of our common stock at exercise prices ranging from $2.30 to $2.88.  Our existing secured lending relationship was terminated as a result of this transaction.  This credit facility is secured by all the assets of the Company.

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

On March 29, 2007, we restructured the financing with Laurus, and increased the total secured indebtedness to $10.25 million.  The restructured financing includes a $5.25 million term note.  Interest is charged on the term note at the prime rate plus 2.5%.  The note is non-convertible and payable in full on September 30, 2009.  In addition to the $5.25 million note, there is a $4.0 million working capital line of credit, which is payable in full on September 30, 2009.  Interest is charged on the line at the prime rate plus 2.5%.  As of June 28, 2008, there was a $443,000 over-advance in excess of the borrowing base on the working capital line of credit.  The restructured financing also includes an additional $1.0 million term note.  The proceeds from the $1.0 million term note, net of fees and expenses from the 2007 refinancing, are required to be held in a restricted account at a bank, and will only be released by the bank to the Company, upon approval of Laurus in its discretion, for the manufacture of demo equipment.  As of June 28, 2008 the outstanding balance on this note was $964,000.  Interest is charged on this note at the prime rate plus 2.0% and the principal is payable in full on September 30, 2009.  As part of the 2007 restructuring, the Company issued Laurus a 10-year option to purchase 5,000,000 shares at an exercise price of $0.01 per share.

On December 6, 2007, the Company entered into an agreement with Laurus to extend the maturity dates for all of the notes issued by the Company to Laurus, from dates starting in February 2008 to September 30, 2009.  These notes had an aggregate principal amount of $11,151,000 as of June 28, 2008.  The agreement also extends to January 1, 2009 the commencement date for principal payments under the $5,250,000 term-note, and reduces the monthly principal payments prior to the maturity date from $87,500 per month to $44,000 per month.  In consideration for the extension by Laurus of the note maturity dates, the Company granted Laurus a ten-year warrant to purchase 3,500,000 shares of common stock with an exercise price of $.01 per share.  Laurus has agreed in the transaction documents that it will not sell any shares acquired by it under the 3,500,000 share warrant, or under the 5,000,000 share warrant granted to it as part of the March 2007 refinancing, prior to January 1, 2009.  Laurus has also agreed that sales by it of Company common stock underlying the 2007 warrants on any trading day after January 1, 2009 will not exceed 20% of the aggregate number of shares of Company common stock sold on that day.

On July 31, 2008, the Company entered into another loan transaction with Laurus.  The Company borrowed an additional $3,500,000 pursuant to a secured note.  The note bears interest at the rate of twelve (12%) percent per annum, and is secured by all of the assets of the Company and its subsidiaries.  As part of this transaction, the Company granted to Laurus a ten-year warrant to purchase 31,000,000 shares of the Company’s common stock at $0.01 per share.  The new loan matures on November 30, 2008.  Also as part of this transaction, the allowed over-advance on the Company’s revolving line of credit with Laurus was increased to $1,000,000 until November 30, 2008.  The maturity date of this new loan, and of all of the Company’s debt with Laurus (including the over- advance), will be extended to July 31, 2010 if, no later than November 30, 2008, the Company holds a shareholders’ meeting to increase its number of authorized shares, and grants to Laurus an additional ten-year warrant to purchase 146,143,792 shares of the Company’s common stock at $0.01 per share.

The table below details the warrants and options issued to Laurus in connection with prior financing transactions, excluding the July 31, 2008 transaction:

Grant Date	December 2007	March 2007	February 2006	April 2005	January 2005	March 2004

Number of shares	3,500,000	5,000,000	2,500,000	2,556,651	150,000	400,000
Exercise Price	$0.01	$0.01	$0.01	$0.01	$0.67	$2.30 - $2.88
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expected volatility	98.61%	88.63%	122.09%	95.33%	93.13%	98.51%
Risk-free interest rate	3.53%	4.54%	4.62%	3.90%	3.71%	2.98%
Expected life of options	10.0 years	10.0 years	10.0 years	7.0 years	3.5 years	3.0 years
Discount on long-term debt	$620,000	$1,131,000	$821,000	$473,000	$51,000	$391,000
Debt Issue Costs	$0	$56,000	$347,000	$104,000	$0	$343,000
Unexercised as of June 28, 2008	3,500,000	5,000,000	1,860,000	785,084	150,000	400,000

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

The fair value of options granted under the stock options for the three months and six months ended June 28, 2008 and June 30, 2007, was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions.

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	90.03%	93.45%	90.03%	88.54%
Risk-free interest rate	3.65%	4.84%	3.65%	4.54%
Expected life of options	3.5 years	3.5 years	3.5 years	3.5 years
Fair value per share of options granted	$0.07	$0.18	$0.07	$0.16

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

May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles,” which has been established by the FASB as a framework for entities to identify the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP. SFAS No. 162 is not expected to result in a change in current practices. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s (“SEC”) approval of the Public Company Accounting Oversight Board’s (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” Accordingly, the Company will adopt SFAS No. 162 within the required period.

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

Sales of our products and services are dependent upon demand by semiconductor manufacturers and independent test and assembly facilities, and their increasing automation needs.  The semiconductor capital equipment market has been marked by recent periods of contraction and weakness which, if continued, could have the potential to have a material adverse effect on our financial condition, results of operations, and cash flows.

Critical Accounting Policies

                Revenue Recognition

Under SAB 104, we recognize revenue upon shipment, as our terms are FOB shipping point, for established equipment products that have previously satisfied existing customer performance specifications and that provide for full payment tied to shipment.  Revenue for products that have not previously satisfied customer performance specifications or from sales where all or a portion of customer payment is based upon acceptance are only recognized upon customer acceptance.  As such, in periods of increasing shipments, revenues will be deferred if the shipments are for new customers or new products, or the payment terms are tied to acceptance criteria.  If these conditions exist, we may report revenue levels that are not reflective of actual shipment growth rates.  Conversely, in periods of decreasing shipments, we potentially could recognize revenues related to shipments made in prior periods.  Consequently, if these conditions exist, we may report revenue levels that are greater than actual shipments.  During the quarter ended June 28, 2008, $22,000 of revenue was deferred under SAB 104.

Allowance for Doubtful Accounts

We record a provision for doubtful accounts based on specific identification of our accounts receivable. This involves a degree of judgment based on discussion with our internal sales and marketing groups, our customer base and the examination of the financial stability of our customers.  There can be no assurance that our estimates will match actual amounts ultimately written off.  During periods of downturn in the market for semiconductor capital equipment or economic recession, a greater degree of risk exists concerning the ultimate collectability of our accounts receivable due to the impact that these conditions might have on our customer base.  No provisions were recorded for the quarter ended June 28, 2008.

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

Provisions to reduce inventories to the lower of cost or market are made based on a review of excess and obsolete inventories through an examination of historical component consumption, current market demands and shifting product technology.  Significant assumptions with respect to market trends and customer product acceptance are utilized to formulate our provision methods.  Sudden or continuing downward changes in the semiconductor capital equipment market may cause us to record additional inventory revaluation charges in future periods.  No write-down of our inventories occurred for the quarter ended June 28, 2008.

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

Results of Operations for the Three Months Ended June 28, 2008 and June 30, 2007

Net sales for the three months ended June 28, 2008 decreased by $997,000 or 25% to $3.0 million compared to $4.0 million for the three months ended June 30, 2007.  This decline was due in part to reduced purchases by semiconductor manufacturers and general economic conditions.

Gross margin for the three months ended June 28, 2008 was $1.4 million or 48% of net sales compared to $2.1 million or 53% of net sales for the comparable period in the prior year.   The margin percent decrease is a result of changes in product and customer mix.

Total operating expense for the quarter decreased by $178,000 or 10% from $1.7 million to $1.6 million over the prior year.  Selling, general and administrative expenses for the three months ended June 28, 2008 were $1.1 million or 36% of net sales compared to $1.1 million or 28% of net sales for the three months ended June 30, 2007.  Selling, general and administrative expenses for the three months included $9,000 of share-based compensation expense.  Research and development expenses for the second quarter of 2008 were $432,000

or 15% of net sales compared to $484,000 or 12% of net sales in the second quarter of 2007.   On June 18, 2008, we initiated an employee restructuring.  A restructuring charge of $78,000 for the second quarter of 2008 was recorded for future cash expenditures for termination benefits and related costs. Cash payments are expected to be completed by third quarter 2008.

The net loss for the three months ended June 28, 2008 was $685,000 or $0.02 per basic and fully-diluted share compared to net loss for the three months ended June 30, 2007 of $280,000 or $0.01 per basic and fully-diluted share.

Results of Operations for the Six Months Ended June 28, 2008 and June 30, 2007

Net sales for the six months ended June 28, 2008 decreased $2.1 million or 29% to $5.2 million compared to $7.3 million for the six months ended June 30, 2007.  This decline is due in part to reduced purchases by semiconductor manufacturers and general economic conditions.

Gross margins for the first six months of 2008 decreased by $1.4 million to $2.5 million, or 48% of net sales, from $3.9 million, or 53% of net sales, for the comparable period in the prior year.  The margin percent decrease is a result of changes in product and customer mix.

Total operating expense for the first six months of 2008 decreased by $157,000 or 5% from $3.3 million to $3.2 million in the first six months of 2007.  Selling, general and administrative expense for the first six months of 2008 was $2.2 million or 43% of net sales, compared to $2.2 million, or 30% of net sales for the first six months of 2007.  Selling, general and administrative expenses for the six months included $171,000 of share-based compensation expense.  Research and development expense for the first six months of 2008 was $896,000, or 17% of net sales compared to $984,000, or 13% of net sales for the first six months of 2007.  On June 18, 2008, we initiated an employee restructuring.  A restructuring charge of $78,000 for the second quarter of 2008 was recorded for future cash expenditures for termination benefits and related costs. Cash payments are expected to be completed by third quarter 2008.

Although there has been an increase in expenses as a percentage of sales resulting from the decrease in net sales, the dollar amount of operating expenses has been reduced by $270,000, excluding restructuring charges and share-based compensation expense.

The net loss for the first six months of 2008 was $1.8 million or $0.05 per share compared to net loss of $439,000 or $0.01 per share in the comparable prior year period.  The net loss included $563,000 of amortization and $171,000 of share based compensation expenses.

Liquidity and Capital Resources

Cash provided by operations was $5,000 in the six months ended June 28, 2008 as compared to cash used in operations of $55,000 in the six months ended June 30, 2007.  Accounts receivable decreased $626,000 from December 31, 2007 due to a higher level of collections.

Accounts payable increased $276,000 from year-end primarily due to inventory purchases.  Inventory finished at $1.5 million, which consists of $5.8 million of gross inventories and $4.3 million of reserves.  Capital expenditures were $13,000 for the first six months of 2008 compared to $50,000 in the first six months of 2007.  $307,000 was borrowed during the first six months of 2008, while borrowings against the line of credit were reduced by $280,000.

We ended the quarter with $392,000 in cash and cash equivalents up slightly from $373,000 at the end of 2007.  Working capital finished at a $2.1 million compared to $3.4 million at the end of 2007.  Working capital is positive as of June 28, 2008, primarily due to the classification of substantially all debt as long-term.

As of June 28, 2008, $443,000 of an over-advance in excess of the borrowing base on the working capital line of credit was utilized.  As a result of a loan transaction with Laurus, on July 31, 2008 (described below), the over-advance was increased to $1.0 million until November 30, 2008.

On July 31, 2008, the Company entered into another loan transaction with Laurus.  The Company borrowed an additional $3,500,000 pursuant to a secured note.  The note bears interest at the rate of twelve (12%) percent per annum, and is secured by all of the assets of the Company and its subsidiaries.  As part of this transaction, the Company granted to Laurus a ten-year warrant to purchase 31,000,000 shares of the Company’s common stock at $0.01 per share.  The new loan matures on November 30, 2008.  Also, as part of this transaction, the allowed over-advance on the Company’s revolving line of credit with Laurus was increased to $1,000,000 until November 30, 2008.  The maturity date of this new loan, and of all of the Company’s debt with Laurus (including the over-advance), will be extended to July 31, 2010 if, no later than November 30, 2008, the Company holds a shareholders’ meeting to increase its number of authorized shares, and grants to Laurus an additional ten-year warrant to purchase 146,143,792 shares of the Company’s common stock at $0.01 per share.   If the maturity date of the Company’s debt is not extended to July 31, 2010, starting in January 2009, monthly principal payments of $44,000 become due and payable to Laurus.

As of August 12, 2008, $12.2 million of principal is owed to Laurus.  Monthly interest payments are added to the Company’s working capital line of credit.  On September 30, 2009, all remaining principal and interest due from the Company to Laurus on the existing financing agreements becomes due and payable.  In the event that we are unable to repay, extend or refinance our debt payments in 2008 and 2009, Laurus could potentially take a number of actions as secured creditor which would have a material negative impact on the Company and its shareholders, including foreclosure, a forced sale of all or part of the Company, and/or liquidation. Further, if future financing requirements are satisfied through the issuance of equity or debt instruments, shareholders may experience additional dilution in terms of their percentage of ownership of our securities.

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

May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles,” which has been established by the FASB as a framework for entities to identify the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP. SFAS No. 162 is not expected to result in a change in current practices. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s (“SEC”) approval of the Public Company Accounting Oversight Board’s (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” Accordingly, the Company will adopt SFAS No. 162 within the required period.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically had little impact on us.  Inflation has not been a significant factor in our operations in any of the periods presented, and it is not expected to affect operations in the future.  A 1% increase in interest rates would increase our interest expense by approximately $100,000 per year.  Our short term revolving line of credit and long-term convertible debt carried interest at the prime rate plus 2.5%.  There is no material market risk relating to our long-term debt.

ITEM 4. CONTROLS AND PROCEDURES

(a)   Evaluation of disclosure controls and procedures.

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 28, 2008, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer (principal financial officer) concluded that the Company’s disclosure controls and procedures as of June 28, 2008 were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding disclosures.

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

No changes in the Company’s internal control over financial reporting occurred during the second quarter of 2008 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

MICRO COMPONENT TECHNOLOGY, INC.

FORM 10-Q

PART II.  OTHER INFORMATION

Item 1A. Risk Factors

Set forth below is a discussion of the significant risk factors applicable to the Company.  Additional risk factors may develop in the future.

Our ability to continue as a “going concern” is uncertain.

Our consolidated financial statements have been prepared on the assumption that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has suffered recurring losses from operations and has a stockholders’ deficit.  These factors raise substantial doubt about the Company’s ability to continue as a going concern

As of June 28, 2008, we had cash and cash equivalents of $392,000, assets totaling $4.8 million, liabilities totaling $12.0 million, and incurred losses from continuing operations of $685,000 for the quarter then ended.  We expect to continue to expend cash and incur operating losses in 2008.  Certain operating expenses are expected to decline from 2007 levels, however, our ability to generate cash and operating income is dependent on increasing our customer base to expand the penetration of our product technology and the realization of our lower operating expense targets.

As of June 28, 2008, $443,000 of an over-advance in excess of the borrowing base on the working capital line of credit was utilized.  As a result of a loan transaction with Laurus, on July 31, 2008 (described below), the over-advance was increased to $1.0 million until November 30, 2008.

On July 31, 2008, the Company entered into another loan transaction with Laurus.  The Company borrowed an additional $3,500,000 pursuant to a secured note.  The note bears interest at the rate of twelve (12%) percent per annum, and is secured by all of the assets of the Company and its subsidiaries.  As part of this transaction, the Company granted to Laurus a ten-year warrant to purchase 31,000,000 shares of the Company’s common stock at $0.01 per share.  The new loan matures on November 30, 2008.  Also as part of this transaction, the allowed over-advance on the Company’s revolving line of credit with Laurus was increased to $1,000,000 until November 30, 2008.  The maturity date of this new loan, and of all of the Company’s debt with Laurus (including the over-advance), will be extended to July 31, 2010 if, no later than November 30, 2008, the Company holds a shareholders’ meeting to increase its number of authorized shares, and grants to Laurus an additional ten-year warrant to purchase 146,143,792 shares of the Company’s common stock at $0.01 per share.   If the maturity date of the Company’s debt is not extended to July 31, 2010, starting in January 2009, monthly principal payments of $44,000 become due and payable to Laurus.

As of August 12, 2008, $12.2 million of principal is owed to Laurus.  Monthly interest payments are added to the Company’s working capital line of credit.  On September 30, 2009, all remaining principal and interest due from the Company to Laurus on the existing financing agreements becomes due and payable.  In the event that we are unable to repay, extend or refinance our debt payments in 2008 and 2009, Laurus could potentially take a number of actions as secured creditor which would have a material negative impact on the Company and its shareholders, including foreclosure, a forced sale of all or part of the Company, and/or liquidation. Further, if future financing requirements are satisfied through the issuance of equity or debt instruments, shareholders may experience additional dilution in terms of their percentage of ownership of our securities.

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

•                  potentially adverse tax consequences, including restrictions on repatriating earnings and the threat of “double taxation”; and

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

Certain key personnel are critical to our business.  Our future operating results depend substantially upon the continued service of our key personnel, many of whom are not bound by employment or non-competition agreements. Our future operating results also depend in significant part upon our ability to attract and retain qualified management, manufacturing, technical, engineering, marketing, sales and support personnel.  Competition for qualified personnel, particularly those with technical skills, is intense, and we cannot ensure success in attracting or retaining qualified personnel. Our business, financial condition and results of operations could be materially adversely affected by the loss of any of our key employees, by the failure of any key employee to perform in his or her current position, or by our inability to attract and retain skilled employees.  Employee restructuring announced on June 18, 2008 has the risk of further diluting our key personnel.

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

•                  continuing dilution of shares outstanding as a result of obtaining required future financing;

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

Item 4. Submission Of Matters To A Vote Of Security Holders

On June 19, 2008, the Company held its annual meeting of shareholders.  At the meeting, the following actions were taken:

Election of Directors

The following persons were elected directors of the Company to serve for a term of one year:

Roger E. Gower
Donald R.VanLuvanee
David M. Sugishita
Richard E. Struthers

The vote summaries are as follows:

Director Name	Affirmed	Withheld
Roger E. Gower	33,820,762	397,463
David M. Sugishita	33,818,042	400,183
Donald R. VanLuvanee	33,820,030	398,195
Richard E. Struthers	33,820,262	397,963

Appointment of Olsen Thielen & Co. Ltd. as the independent registered public accounting firm

To appoint Olsen Thielen & Co. Ltd. as the independent registered public accounting firm for the current year.

For	31,680,811
Against	76,364
Abstain	2,461,050

Item 6.  Exhibits

10.1	Consulting Agreement between the Company and LMWH Management Partners, LLC, dated May 8, 2008 (filed herewith).

10.2	Stock Option Agreement between the Company and LMWH Management Partners, LLC, dated May 8, 2008. (filed herewith).

10.3	Consulting Agreement between the Company and IT Carrier, Inc., dated June 4, 2008 (filed herewith).

10.4	Stock Option Agreement between the Company and IT Carrier, Inc., dated June 19, 2008 (filed herewith).

10.5	Stock Pledge Agreement with LV Administrative Services, Inc., dated July 31, 2008 (filed herewith).

10.6	Funds Escrow Agreement with Valens U.S. SPV I, LLC, Valens Offshore SPV I, Ltd., and Loeb & Loeb LLP, dated July 31, 2008 (filed herewith).

10.7	Master Security Agreement with LV Administrative Services, Inc., dated July 31, 2008 (filed herewith).

10.8	Restricted Account Agreement with Capital One, N.A. and LV Administrative Services, Inc., dated July 31, 2008 (filed herewith).

10.9	Restricted Account Side Letter with LV Administrative Services, Inc., dated July 31, 2008 (filed herewith).

10.10	Secured Term Note with Valens Offshore SPV I, Ltd., dated July 31, 2008 (filed herewith).

10.11	Secured Term Note with Valens U.S. SPV I, LLC., dated July 31, 2008 (filed herewith).

10.12	Securities Purchase Agreement with LV Administrative Services, Inc., dated July 31, 2008 (filed herewith).

10.13

Side letter regarding Extension of Maturity Dates with Laurus Master Fund, Ltd., Valens Offshore SPV I, Ltd., Valens U.S. SPV I, LLC., and Psource Structured Debt Ltd., dated July 31, 2008 (filed herewith).

10.14	Subsidiary Guaranty with LV Administrative Services, Inc., dated July 31, 2008 (filed herewith).

10.15	Common Stock Purchase Warrant with Valens Offshore SPV I, Ltd., dated July 31, 2008 (filed herewith).

10.16	Common Stock Purchase Warrant with Valens U.S. SPV I, LLC., dated July 31, 2008 (filed herewith).

10.17	Fourth Amended and Restated Overadvance Letter with Laurus Master Fund, Ltd., dated July 31, 2008 (filed herewith).

31.1	Certification of Chief Executive Officer (filed herewith).

31.2	Certification of Chief Financial Officer (filed herewith).

32	Section 1350 Certification (filed herewith).

MICRO COMPONENT TECHNOLOGY, INC.

FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Micro Component Technology, Inc. Registrant

Dated August 12, 2008	By:	/s/ Roger E. Gower
Roger E. Gower President and Chief Executive Officer

And

Dated August 12, 2008	By:	/s/ Bruce Ficks
Bruce Ficks Chief Financial Officer