Form 10-Q
period 2008-09-27
MICRO COMPONENT TECHNOLOGY INC
filed 2008-11-12
CIK 911149

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2008

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

The number of shares outstanding of the Registrant’s Common Stock, as of November 11, 2008 was 37,876,889.

MICRO COMPONENT TECHNOLOGY, INC.

FORM 10-Q

MICRO COMPONENT TECHNOLOGY, INC. AND SUBSIDIARIES

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	(Unaudited)	(Audited)
	September 27,	December 31,
	2008	2007

Assets
Current assets
Cash and cash equivalents	$2,590	$373
Accounts receivable, less allowance for doubtful accounts of $120 and $121, respectively	2,102	3,044

Inventories	1,389	1,671
Other	265	108
Total current assets	6,346	5,196

Property, plant and equipment, net	81	114

Debt issuance costs, net of accumulated amortization of $1,690 and $1,518, respectively	196	167
Other assets	32	32

Total assets	$6,655	$5,509

Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of long-term debt, net of discounts of $1,383 and $0 respectively	$2,513	$—
Accounts payable	592	698
Accrued compensation	342	481
Accrued interest	181	158
Accrued warranty	114	114
Customer prepayments and unearned service revenue	214	229
Other accrued liabilities	161	158
Total current liabilities	4,117	1,838

Long-term debt, net of discounts of $993 and $1,804, respectively	9,284	9,320
Total liabilities	13,401	11,158

Stockholders’ Deficit:
Preferred stock, $.01 par value, 1,000,000 authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 100,000,000 authorized, 37,876,889 and 37,876,889 issued, respectively	379	379
Additional paid-in capital	107,151	104,207
Accumulated deficit	(114,276)	(110,235)
Total stockholders’ deficit	(6,746)	(5,649)
Total liabilities and stockholders’ deficit	$6,655	$5,509

See notes to unaudited condensed consolidated financial statements

MICRO COMPONENT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	Sep 27,	Sep 29,	Sep 27,	Sep 29,
	2008	2007	2008	2007

Net sales	$2,294	$3,567	$7,455	$10,904
Cost of sales	1,149	1,858	3,813	5,337

Gross profit	1,145	1,709	3,642	5,567

Operating expenses:
Selling, general and administrative	970	1,079	3,186	3,305
Research and development	375	437	1,271	1,421
Restructuring charge	—	—	78	137

Total operating expenses	1,345	1,516	4,535	4,863

Income (loss) from operations	(200)	193	(893)	704

Interest income	7	1	13	6
Interest expense	(325)	(297)	(851)	(860)
Interest expense – amortization of warrant discounts and debt issue costs	(1,727)	(306)	(2,290)	(757)
Other income (expense)	5	19	(20)	78

Total interest and other	(2,040)	(583)	(3,148)	(1,533)

Net loss	$(2,240)	$(390)	$(4,041)	$(829)

Net loss per share:

Basic	$(0.06)	$(0.01)	$(0.11)	$(0.02)
Diluted	$(0.06)	$(0.01)	$(0.11)	$(0.02)

Weighted average common and equivalent shares outstanding:

Basic	37,877	37,290	37,877	36,874
Diluted	37,877	37,290	37,877	36,874

See notes to unaudited condensed consolidated financial statements

MICRO COMPONENT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	Sep 27,	Sep 29,
	2008	2007

Cash flows from operating activities:
Net loss	$(4,041)	$(829)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	46	66
Amortization	2,290	758
Share-base compensation expense	255	10
Changes in assets and liabilities:
Accounts receivable	942	172
Inventories	282	(546)
Other assets	(157)	(89)
Accounts payable	(106)	195
Other accrued liabilities	(128)	(85)
Net cash used in operating activities	(617)	(348)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(13)	(90)

Net cash used in investing activities	(13)	(90)

Cash flows from financing activities:
Proceeds (payments) on line of credit	(759)	27
Proceeds on short term note, net of discounts	3,299	—
Proceeds on long term note, net of discounts	307	422
Proceeds from issuance of stock	—	12
Stock Registration Fees	—	(14)

Net cash provided by financing activities	2,847	447

Net increase in cash and cash equivalents	2,217	9

Cash and cash equivalents at beginning of period	373	200

Cash and cash equivalents at end of period	$2,590	$209

Supplemental cash flow information:
Cash paid for interest	$828	$844

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

As of September 27, 2008, the Company had an accumulated deficit of $114.3 million and incurred a net loss of $4.0 million for the nine-month period ended September 27, 2008.  As of September 27, 2008, the Company had cash and cash equivalents of $2.6 million, working capital of $2.2 million, a current ratio of 1.54, total assets of $6.7 million and total liabilities of $13.4 million.  Our ability to generate cash and operating income is dependent on increasing our customer base to expand the penetration of our product technology and the realization of our lower operating expense targets.

Interim unaudited financial results should be read in conjunction with the audited financial statements included in the SEC Report on Form 10-K, for the period ended December 31, 2007.

2.        EARNINGS PER SHARE

Basic earnings per share are computed using the weighted average number of common shares outstanding during each period.  Diluted earnings per share include the dilutive effect of common shares potentially issuable upon the exercise of stock options, warrants and the convertible term note outstanding.  The following table reconciles the denominators used in computing basic and diluted earnings per share (in thousands):

	Three Months Ended		Nine Months Ended
	Sept 27,	Sep 29,	Sep 27,	Sep 29,
	2008 (1)	2007 (1)	2008 (1)	2007 (1)
Weighted average common shares outstanding	37,877	37,290	37,877	36,874
Effect of dilutive stock options and warrants	—	—	—	—
	37,877	37,290	37,877	36,874

(1)                We reported a loss for the period indicated.  No adjustments were made for the effect of stock options and warrants, which represented 53,039,796 and 11,518,831 shares at September 27, 2008 and September 29, 2007, respectively, as the effect is antidilutive.

3.        BALANCE SHEET INFORMATION

Major components of inventories were as follows (in thousands):

	Sep 27,	December 31,
	2008	2007

Raw materials	$911	$1,149
Work-in-process	221	280
Finished goods	257	242
	$1,389	$1,671

In accordance with accounting principles generally accepted in the United States, we value our inventories at the lower of cost or market.

The following table provides the inventory reserves for the quarter ended September 27, 2008 (in thousands):

Inventory reserve balance at December 31, 2007	$4,328
Additional inventory reserve	37
Release of inventory reserve on scrap of goods	(144)
Inventory reserve balance at September 27, 2008	$4,221

We provide a standard thirteen month warranty program for our equipment products. We record provisions for warranty claims for these products based upon historical claim performance.  The following table provides the expense recorded and charges against our reserves for the quarter ended September 27, 2008 (in thousands):

Accrued warranty balance at December 31, 2007	$114
Provision	44
Warranty claims	(44)
Accrued warranty balance at September 27, 2008	$114

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

On March 29, 2007, we restructured the financing with Laurus, and increased the total secured indebtedness at that time to $10.25 million.  The restructured financing includes a $5.25 million term note.  Interest is charged on the term note at the prime rate plus 2.5%.  The note is non-convertible and payable in full on September 30, 2009.  In addition to the $5.25 million note, there is a $4.0 million working capital line of credit, which is payable in full on September 30, 2009.  Interest is charged on the line at the prime rate plus 2.5%.  As of September 27, 2008, there was a $347,000 over-advance in excess of the borrowing base on the working capital line of credit.  The restructured financing also includes an additional $1.0 million term note.  The proceeds from the $1.0 million term note, net of fees and expenses from the 2007 refinancing, are required to be held in a restricted account at a bank, and will only be released by the bank to the Company, upon approval of Laurus in its discretion, for the manufacture of demo equipment.  As of September 27, 2008, the outstanding balance on this note was $964,000.  Interest is charged on this note at the prime rate plus 2.0% and the principal is payable in full on September 30, 2009.  As part of the 2007 restructuring, the Company issued Laurus a 10-year option to purchase 5,000,000 shares at an exercise price of $0.01 per share.

On December 6, 2007, the Company entered into an agreement with Laurus to extend the maturity dates for all of the notes issued by the Company to Laurus, from dates starting in February 2008 to September 30, 2009.  These notes had an aggregate principal amount of $10,672,000 as of September 27, 2008.  The agreement also extends to January 1, 2009 the commencement date for principal payments under the $5,250,000 term-note, and reduces the monthly principal payments prior to the maturity date from $87,500 per month to $44,000 per month.  In consideration for the extension by Laurus of the note maturity dates, the Company granted Laurus a ten-year warrant to purchase 3,500,000 shares of common stock with an exercise price of $.01 per share.  Laurus has agreed in the transaction documents that it will not sell any shares acquired by it under the 3,500,000 share warrant, or under the 5,000,000 share warrant granted to it as part of the March 2007 refinancing, prior to January 1, 2009.  Laurus has also agreed that sales by it of Company common stock underlying the 2007 warrants on any trading day after January 1, 2009 will not exceed 20% of the aggregate number of shares of Company common stock sold on that day.

On July 31, 2008, the Company entered into another loan transaction with Laurus.  The Company borrowed an additional $3.5 million pursuant to a secured note.  The note bears interest at the rate of twelve (12%) percent per annum, and is secured by all of the assets of the Company and its subsidiaries.  As part of this transaction, the Company granted to Laurus a ten-year warrant to purchase 31,000,000 shares of the Company’s common stock at $0.01 per share.  The new loan matures on November 30, 2008.  Also, as part of this transaction, the allowed over-advance on the Company’s revolving line of credit with Laurus was increased to $1.0 million until November 30, 2008.  The maturity date of this new loan, and of all of the Company’s debt with Laurus (including the over- advance), will be extended to July 31, 2010 if, no later than November 30, 2008, the Company holds a shareholders’ meeting to increase its number of authorized shares, and grants to Laurus an additional ten-year warrant to purchase 146,143,792 shares of the Company’s common stock at $0.01 per share.  Total debt to Laurus as of September 27, 2008 is $14,172,000.

As part of the July loan, Laurus agreed that it would extend the maturity date on all of the Company’s indebtedness to July 31, 2010 if, no later than November 30, 2008, the Company held a shareholders’ meeting to approve an amendment to the Articles of Incorporation to increase the number of authorized shares, and granted to Laurus an additional ten-year warrant to purchase 146,143,792 shares of the Company’s Common Stock at $.01 per share (the “New Warrant”).  The Company has scheduled a special shareholders meeting for that purpose on November 26, 2008.

If the shareholders approve the amendment, and the Company issues the New Warrant to Laurus, Laurus and its affiliates will have the right to acquire a total of 191,298,714 shares of the Company’s common stock pursuant to its warrants and other convertible securities. If Laurus later chose to exercise all of those warrants and convertible securities, it would own approximately 80% of the Company’s outstanding Common Stock, and would be in effective control of the Company. Among other things, Laurus would be able to elect a new Board of Directors, and through the new Board, could control virtually all aspects of the management and operation of the Company, subject to the rights of the other shareholders under Minnesota law.

The table below details the warrants and options issued to Laurus in connection with prior financing transactions:

	Grant Date
	July 2008	December 2007	March 2007	February 2006	Jan/April 2005	March 2004

Number of shares	31,000,000	3,500,000	5,000,000	2,500,000	2,706,651	400,000
Exercise Price	$0.01	$0.01	$0.01	$0.01	$0.01 - $0.67	$2.30 - $2.88
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expected volatility	88.14%	98.61%	88.63%	122.09%	93.13% - 95.33%	98.51%
Risk-free interest rate	3.15%	3.53%	4.54%	4.62%	3.71% - 3.90%	2.98%
Expected life of options	10.0 years	10.0 years	10.0 years	10.0 years	3.5 - 7.0 years	3.0 years
Discount on long-term debt	$2,689,000	$620,000	$1,131,000	$821,000	$524,000	$391,000
Debt Issue Costs	$201,000	$0	$56,000	$347,000	$104,000	$343,000
Unexercised as of September 27, 2008	31,000,000	3,500,000	5,000,000	1,860,000	935,084	400,000

5.         STOCK BASED COMPENSATION

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R “Share-Based Payment”, on January 1, 2006.  This statement requires us to recognize the cost of employee and director services received in exchange for the stock options it has awarded.  Under SFAS 123R, we are required to recognize compensation expense over an award’s vesting period based on the award’s fair value at the date of grant.  We adopted SFAS 123R on a modified prospective basis; accordingly the financial statements for periods prior to January 1, 2006 do not include stock-based compensation costs calculated under the fair value method.  Expense of $84,000 and $255,000 was recognized in 2008 for the third quarter and nine months year to date respectively.  In 2007, $0 and $10,000 was recognized in the third quarter and nine months year to date respectively.

The fair value of options granted under the stock options for the three months and nine months ended September 27, 2008 and September 29, 2007, was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions.

	Three Months Ended		Nine Months Ended
	Sep 27,	Sep 29,	Sep 27,	Sep 29,
	2008	2007	2008	2007

Dividend yield	—	0.00%	0.00%	0.00%
Expected volatility	—	94.82%	90.03%	91.28%
Risk-free interest rate	—	4.06%	3.65%	4.33%
Expected life of options	—	3.5 years	3.5 years	3.5 years
Fair value per share of options granted	—	$0.16	$0.07	$0.16

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

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles,” which has been established by the FASB as a framework for entities to identify the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP. SFAS No. 162 is not expected to result in a change in current practices. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s (“SEC”) approval of the Public Company Accounting Oversight Board’s (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” Accordingly, the Company will adopt SFAS No. 162 within the required period.

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

Sales of our products and services are dependent upon demand by semiconductor manufacturers and independent test and assembly facilities, and their increasing automation needs.  The semiconductor capital equipment market is in another period of contraction and weakness which, if continued, could have the potential to have a material adverse effect on our financial condition, results of operations, and cash flows.

Critical Accounting Policies

Revenue Recognition

Under SAB 104, we recognize revenue upon shipment, as our terms are FOB shipping point, for established equipment products that have previously satisfied existing customer performance specifications and that provide for full payment tied to shipment.  Revenue for products that have not previously satisfied customer performance specifications or from sales where all or a portion of customer payment is based upon acceptance are only recognized upon customer acceptance.  As such, in periods of increasing shipments, revenues will be deferred if the shipments are for new customers or new products, or the payment terms are tied to acceptance criteria.  If these conditions exist, we may report revenue levels that are not reflective of actual shipment growth rates.  Conversely, in periods of decreasing shipments, we potentially could recognize revenues related to shipments made in prior periods.  Consequently, if these conditions exist, we may report revenue levels that are greater than actual shipments.  During the quarter ended September 27, 2008, $0 of revenue was deferred under SAB 104.

Allowance for Doubtful Accounts

We record a provision for doubtful accounts based on specific identification of our accounts receivable. This involves a degree of judgment based on discussion with our internal sales and marketing groups, our customer base and the examination of the financial stability of our customers.  There can be no assurance that our estimates will match actual amounts ultimately written off.  During periods of downturn in the market for semiconductor capital equipment or economic recession, a greater degree of risk exists concerning the ultimate collectability of our accounts receivable due to the impact that these conditions might have on our customer base.  No provisions were recorded for the quarter ended September 27, 2008.

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

Provisions to reduce inventories to the lower of cost or market are made based on a review of excess and obsolete inventories through an examination of historical component consumption, current market demands and shifting product technology.  Significant assumptions with respect to market trends and customer product acceptance are utilized to formulate our provision methods.  Sudden or continuing downward changes in the semiconductor capital equipment market may cause us to record additional inventory revaluation charges in future periods.  No write-down of our inventories occurred for the quarter ended September 27, 2008.

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

Results of Operations for the Three Months Ended September 27, 2008 and September 29, 2007

Net sales for the three months ended September 27, 2008 decreased by $1.3 million or 36% to $2.3 million compared to $3.6 million for the three months ended September 29, 2007.  This decline was due primarily to reduced purchases by semiconductor manufacturers and adverse economic conditions.

Gross margin for the three months ended September 27, 2008 was $1.1 million or 50% of net sales compared to $1.7 million or 48% of net sales for the comparable period in the prior year.   The margin percent increase is a result of changes in product and customer mix.  Gross margin for the third quarter was reduced by $12,000 for share-based compensation expense as compared to $0 for the third quarter of 2007.

Total operating expense for the quarter decreased by $171,000 or 11% from $1.5 million to $1.3 million over the prior year.  This decrease is due in part to wage reductions implemented  starting in July 2008.  Selling, general and administrative expenses for the three months ended September 27, 2008 were $970,000 or 42% of net sales compared to $1.1 million or 30% of net sales for the three months ended September 29, 2007.  Selling, general and administrative expenses for the three months included $46,000 of share-based compensation expense as compared to $0 for the three months ended September 29, 2007.

Research and development expenses for the third quarter of 2008 were $375,000 or 16% of net sales compared to $437,000 or 12% of net sales in the second quarter of 2007. Research and development expenses for the three months ended September 27, 2008 included $26,000 of share-based compensation expense.  There was $0 share-based compensation expense recognized in 2007.

The net loss for the three months ended September 27, 2008 was $2.2 million or $0.06 per basic and fully-diluted share compared to net loss for the three months ended September 29, 2007 of $390,000 or $0.01 per basic and fully-diluted share. Included in the current quarter’s net loss was $1.7 million of amortization of warrant discounts and debt issue costs compared with $306,000 for the third quarter of 2007. This increase was due to the related discounts and fees recognized on the additional warrants given to our lender on July 31, 2008.

Results of Operations for the Nine Months Ended September 27, 2008 and September 29, 2007

Net sales for the nine months ended September 27, 2008 decreased $3.4 million or 32% to $7.5 million compared to $10.9 million for the nine months ended September 29, 2007.  This decline is due primarily to reduced purchases by semiconductor manufacturers and adverse economic conditions.

Gross margins for the nine months ended September 27, 2008 decreased by $1.9 million to $3.6 million, or 49% of net sales, from $5.6 million, or 51% of net sales, for the comparable period in the prior year.  The margin percent decrease is a result of changes in product and customer mix.  Gross margin for the nine months ended September 27, 2008 was reduced by $12,000 for share-based compensation expense as compared to $0 in 2007.

Total operating expense for the nine months ended September 27, 2008 decreased by $328,000 or 7% from $4.9 million to $4.5 million.  Selling, general and administrative expense for the nine months of 2008 was $3.2 million or 43% of net sales, compared to $3.3 million, or 30% of net sales for the nine months of 2007.  Selling, general and administrative expenses for the nine months ended September 27, 2008  included $217,000 of share-based compensation expense, compared to $0 in 2007.

Research and development expense for the nine months of 2008 was $1.3 million, or 17% of net sales compared to $1.4 million, or 13% of net sales for the nine months of 2007.  Research and development expense for the nine months ended September 27, 2008 included $26,000 of share-based compensation expense versus $0 in 2007.

On June 18, 2008, we initiated an employee restructuring.  A restructuring charge of $78,000 for the second quarter of 2008 was recorded for future cash expenditures for termination benefits and related costs.  For the nine months ended September 29, 2007, there was $137,000 of restructuring charges recognized.

Although there has been an increase in expenses as a percentage of sales resulting from the decrease in net sales, the dollar amount of operating expenses has been reduced by $512,000, excluding restructuring charges and share-based compensation expense.

The net loss for the nine months of 2008 was $4.0 million or $0.11 per share compared to net loss of $829,000 or $0.02 per share in the comparable prior year period.  The net loss for the nine months of 2008 included $2.3 million of amortization of warrant discounts and debt issue costs and $255,000 of share based compensation expenses, compared to $758,000 of amortization of warrant discounts and debt issue costs and $10,000 of share based compensation expenses recognized in 2007.

Liquidity and Capital Resources

Cash used in operations was $617,000 in the nine months ended September 27, 2008 as compared to $348,000 in the nine months ended September 29, 2007.  Accounts receivable decreased $942,000 from December 31, 2007 due to reduced net sales in 2008.  Accounts payable decreased $106,000 from year-end.  Inventory finished at $1.4 million, which consists of $5.6 million of gross inventories and $4.2 million of reserves.  Capital expenditures were $13,000 for the nine months of 2008 compared to $90,000 in the nine months ended September 29, 2007.  $3,606,000 was borrowed during the first nine months of 2008, which included a new note in the amount of $3.5 million on July 31, 2008, and borrowings against the line of credit were reduced by $759,000.

We ended the quarter with $2,590,000 in cash and cash equivalents up significantly from $373,000 at the end of 2007.  The increase in cash at September 27, 2008, was due to $1.9 million which was held in a restricted cash account related to the $3.5 million July 2008 financing.  The funds in this restricted cash account can only be utilized with Laurus’ authorization.  Working capital finished at a $2.2 million compared to $3.4 million at the end of 2007.

As of September 27, 2008, $347,000 of an over-advance in excess of the borrowing base on the working capital line of credit was utilized.  As a result of a loan transaction with Laurus, on July 31, 2008 (described below), the over-advance was increased to $1.0 million until November 30, 2008.

On July 31, 2008, the Company entered into another loan transaction with Laurus.  The Company borrowed an additional $3.5 million pursuant to a secured note.  The note bears interest at the rate of twelve (12%) percent per annum, and is secured by all of the assets of the Company and its subsidiaries.  As part of this transaction, the Company granted to Laurus a ten-year warrant to purchase 31,000,000 shares of the Company’s common stock at $0.01 per share.  The new loan matures on November 30, 2008.  Also, as part of this transaction, the allowed over-advance on the Company’s revolving line of credit with Laurus was increased to $1.0 million until November 30, 2008.  The maturity date of this new loan, and of all of the Company’s debt with Laurus (including the over-advance), will be extended to July 31, 2010 if, no later than November 30, 2008, the Company holds a shareholders’ meeting to increase its number of authorized shares, and grants to Laurus an additional ten-year warrant to purchase 146,143,792 shares of the Company’s common stock at $0.01 per share.   If the maturity date of the Company’s debt is not extended to July 31, 2010, starting in January 2009, monthly principal payments of $44,000 become due and payable to Laurus.

As of September 27, 2008, $14.2 million of principal was owed to Laurus.  Monthly interest payments are added to the Company’s working capital line of credit.  On September 30, 2009, all remaining principal and interest due from the Company to Laurus on the existing financing agreements becomes due and payable.  In the event that we are unable to repay, extend or refinance our debt payments in 2008 and 2009, Laurus could potentially take a number of actions as secured creditor which would have a material negative impact on the Company and its shareholders, including foreclosure, a forced sale of all or part of the Company, and/or liquidation. Further, if future financing requirements are satisfied through the issuance of equity or debt instruments, shareholders may experience additional dilution in terms of their percentage of ownership of our securities.

As part of the July loan, Laurus agreed that it would extend the maturity date on all of the Company’s indebtedness to July 31, 2010 if, no later than November 30, 2008, the Company held a shareholders’ meeting to approve an amendment to the Articles of Incorporation to increase the number of authorized shares, and granted to Laurus an additional ten-year warrant to purchase 146,143,792 shares of the Company’s Common Stock at $.01 per share (the “New Warrant”).  The Company has scheduled a special shareholders meeting for that purpose on November 26, 2008.

If the shareholders approve the amendment, and the Company issues the New Warrant to Laurus, Laurus and its affiliates will have the right to acquire a total of 191,298,714 shares of the Company’s common stock pursuant to its warrants and other convertible securities. If Laurus later chose to exercise all of those warrants and convertible securities, it would own approximately 80% of the Company’s outstanding Common Stock, and would be in effective control of the Company. Among other things, Laurus would be able to elect a new Board of Directors, and through the new Board, could control virtually all aspects of the management and operation of the Company, subject to the rights of the other shareholders under Minnesota law.

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

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 27, 2008, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer (principal financial officer) concluded that the Company’s disclosure controls and procedures as of September 27, 2008 were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding disclosures.

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

No changes in the Company’s internal control over financial reporting occurred during the third quarter of 2008 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

MICRO COMPONENT TECHNOLOGY, INC.

FORM 10-Q

PART II.  OTHER INFORMATION

Item 1A. Risk Factors

Set forth below is a discussion of the significant risk factors applicable to the Company.  Additional risk factors may develop in the future.

Our ability to continue as a “going concern” is uncertain.

Our consolidated financial statements have been prepared on the assumption that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has suffered recurring losses from operations and has a stockholders’ deficit.  These factors raise substantial doubt about the Company’s ability to continue as a going concern

As of September 27, 2008, we had cash and cash equivalents of $2.6 million, assets totaling $6.7 million, liabilities totaling $13.4 million, and incurred losses from continuing operations of $2.2 million for the quarter then ended.  We expect to continue to expend cash and incur operating losses in the fourth quarter of 2008.  Certain operating expenses have declined from 2007 levels, however, our ability to generate cash and operating income is dependent on increasing our customer base to expand the penetration of our product technology and the realization of our lower operating expense targets.

As of September 27, 2008, $347,000 of an over-advance in excess of the borrowing base on the working capital line of credit was utilized.  As a result of a loan transaction with Laurus, on July 31, 2008 (described below), the over-advance was increased to $1.0 million until November 30, 2008.

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

As of September 27, 2008, $14.2 million of principal was owed to Laurus.  Monthly interest payments are added to the Company’s working capital line of credit.  On September 30, 2009, all remaining principal and interest due from the Company to Laurus on the existing financing agreements becomes due and payable.  In the event that we are unable to repay, extend or refinance our debt payments in 2008 and 2009, Laurus could potentially take a number of actions as secured creditor which would have a material negative impact on the Company and its shareholders, including foreclosure, a forced sale of all or part of the Company, and/or liquidation. Further, if future financing requirements are satisfied through the issuance of equity or debt instruments, shareholders may experience additional dilution in terms of their percentage of ownership of our securities.

As part of the July loan, Laurus agreed that it would extend the maturity date on all of the Company’s indebtedness to July 31, 2010 if, no later than November 30, 2008, the Company held a shareholders’ meeting to approve an amendment to the Articles of Incorporation to increase the number of authorized shares, and granted to Laurus an additional ten-year warrant to purchase 146,143,792 shares of the Company’s Common Stock at $.01 per share (the “New Warrant”).  The Company has scheduled a special shareholders meeting for that purpose on November 26, 2008.

If the shareholders approve the amendment, and the Company issues the New Warrant to Laurus, Laurus and its affiliates will have the right to acquire a total of 191,298,714 shares of the Company’s common stock pursuant to its warrants and other convertible securities. If Laurus later chose to exercise all of those warrants and convertible securities, it would own approximately 80% of the Company’s outstanding Common Stock, and would be in effective control of the Company. Among other things, Laurus would be able to elect a new Board of Directors, and through the new Board, could control virtually all aspects of the management and operation of the Company, subject to the rights of the other shareholders under Minnesota law.

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

Our business depends heavily upon capital expenditures by semiconductor manufacturers.  The semiconductor industry is highly cyclical, with periods of capacity shortage and periods of excess capacity.  In periods of excess capacity, the industry sharply cuts purchases of capital equipment, such as our products.  Thus, a semiconductor industry downturn or slowdown substantially reduces our revenues and operating results and could hurt our financial condition. In the fourth quarter of 2000, the semiconductor capital equipment industry went into a severe downturn and continued through 2005.  In 2006 and 2007, there was a slight upturn in the market, but the depressed market over the prior six years has negatively affected our operations and financial condition.  In 2008, the semiconductor capital equipment industry again is experiencing a severe downturn.  This downturn may continue into 2009 and beyond.

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

•                  continuing dilution of shares outstanding as a result of options and warrants granted to Laurus;

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

Micro Component Technology, Inc.
Registrant

Dated: November 11, 2008	By:	/s/ Roger E. Gower
Roger E. Gower
President and Chief Executive Officer

And

Dated: November 11, 2008	By:	/s/ Bruce R. Ficks
Bruce Ficks
Chief Financial Officer